Form 10-Q
period 2005-09-30
WEBSITE PROS INC
filed 2005-12-13
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51595

Website Pros, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3327894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12735 Gran Bay Parkway West, Building 200, Jacksonville, FL	32258
(Address of principal executive offices)	(Zip Code)

(904) 680-6600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of December 13, 2005: 5,371,504

Website Pros, Inc.

Quarterly Report on form 10Q

For the Quarterly Period ended September 30, 2005

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Subscription	$8,907	$5,068	$23,057	$13,646
License	815	786	2,488	2,588
Professional services	382	117	1,004	396

Total revenue	10,104	5,971	26,549	16,630

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	4,104	2,670	10,783	7,146
License	238	153	606	538
Professional services	299	167	813	424
Stock-based compensation (a)	17	3	45	5

Total cost of revenue	4,658	2,993	12,247	8,113

Gross profit	5,446	2,978	14,302	8,517

Operating expenses:
Sales and marketing (a)	2,525	1,810	6,893	4,805
Research and development (a)	444	284	1,202	825
General and administrative (a)	1,588	795	4,497	2,139
Stock based compensation	326	17	492	41
Depreciation and amortization	581	94	1,134	306

Total operating expenses	5,464	3,000	14,218	8,116

Income (loss) from operations	(18)	(22)	84	401

Other income (expense):
Interest, net	36	15	98	40

Net income (loss)	18	(7)	182	441
Preferred stock dividends	(340)	(340)	(1,020)	(954)

Net loss attributable to common stockholders	$(322)	$(347)	$(838)	$(513)

Basic and diluted net loss attributable per common share	$(0.06)	$(0.13)	$(0.20)	$(0.19)

Basic and diluted weighted average common shares outstanding:	5,351	2,724	4,295	2,724

(a) Stock-based compensation is excluded from the following:

Subscription (cost of revenue)	$17	$3	$45	$5

Sales and marketing	39	11	115	19
Research and development	44	—	77	2
General and administration	243	6	300	20

Total	$326	$17	$492	$41

See accompanying notes to consolidated financial statements

Website, Pros, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2005 (unaudited)	December 31, 2004 (unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,834	$6,621
Accounts receivable, net of allowance of $454 and $365, respectively	2,812	2,320
Inventories, net of reserves of $36 and $61, respectively	129	178
Prepaid expenses	102	87
Prepaid marketing fees and other current assets	762	740

Total current assets	13,639	9,946

Property and equipment, net	1,100	424
Goodwill and other intangible assets	16,518	2,987
Other assets	2,015	13

Total assets	$33,272	$13,370

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$444	$452
Accrued expenses	2,273	1,135
Deferred revenue	3,455	2,681
Accrued marketing fees	443	400
Note payable, current	64	—
Other liabilities	345	352

Total current liabilities	7,024	5,020

Accrued rent expense	171	87
Note payable, long-term	258	—
Other long-term liabilities	31	—

Total liabilities	$7,484	$5,107

Convertible redeemable preferred stock:
Series A, $0.001 par value; 6,240,000 shares authorized, 5,904,825 shares issued and outstanding at September 30, 2004 and at September 30, 2005	18,609	17,454
Series B, $0.001 par value, 420,137 shares authorized, 420,137 shares issued and outstanding at September 30, 2005	2,992	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 16,640,000 shares authorized, 5,918,007 shares issued, 3,126,610 in treasury and 2,791,397 outstanding at December 31, 2004; 19,640,000 shares authorized, 8,424,260 shares issued, 3,126,610 in treasury and 5,370,247 outstanding at September 30, 2005	8	6
Treasury shares, at cost; 3,126,610 shares at December 31, 2004 and September 30, 2005	(6,372)	(6,372)
Additional paid-in-capital	80,555	66,205
Accumulated deficit	(70,004)	(69,030)

Total stockholders’ equity (deficit)	4,187	(9,191)

Total liabilities, convertible redeemable preferred stock and stockholders’ equity (deficit)	$33,272	$13,370

See accompanying notes to consolidated financial statements

Website, Pros, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$182	$441

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,134	306
Stock-based compensation expense	537	46
Provision for allowance for doubtful accounts	90	34
Changes in operating assets and liabilities:
Accounts receivable	(529)	(732)
Inventories	49	(90)
Prepaid expenses and other assets	12	(141)
Accounts payable, accrued expenses and other liabilities	(159)	(169)
Deferred revenue	403	340

Net cash provided by operating activities	$1,719	$35

Cash flows from investing activities
Business acquisition, net of cash received	$382	$—
Investment in intangible assets	—	(60)
Purchase of property and equipment, net	(288)	(441)

Net cash provided by (used in) investing activities	$94	$(501)

Cash flows from financing activities
Deferred initial public offering costs	$(1,623)	$—
Proceeds from issuance of preferred stock, net	2,990	6,752
Proceeds from exercise of stock options	33	—
Purchase of treasury stock	—	(5,703)

Net cash provided by financing activities	$1,400	$1,049

Net increase in cash and cash equivalents	$3,213	$583
Cash and cash equivalents, beginning of period	6,621	6,282

Cash and cash equivalents, end of period	$9,834	$6,865

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros (the Company) is a provider of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. The Company’s primary service offering is a comprehensive package that includes Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to the Company’s primary service offering, the Company provides a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, the interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Registration Statement on Form S-1 and include all adjustments necessary for the fair presentation of the Company’s financial position at September 30, 2005, and results of operations and cash flows for the nine month periods ended September 30, 2004 and 2005. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Registration Statement on Form S-1 (File No. 333-124349) declared effective by the Securities and Exchange Commission on November 1, 2005. All such adjustments are of a normal, recurring nature.

The interim period results are not necessarily indicative of the results to be expected for the full year.

On September 14, 2005, the Board of Directors authorized a one-for-five reverse stock split of the Company’s common stock and convertible redeemable preferred stock. All common stock shares, convertible redeemable preferred stock shares, and amounts per share data reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Attributable Per Common Share

The Company computes net loss attributable per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss attributable per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the anti-dilutive nature of the Company’s stock options, Warrants, Series A convertible redeemable preferred stock and Series B convertible redeemable preferred stock, those securities have been excluded from the calculation of the weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. For the three months ended September 30, 2004 and 2005 and for the nine months ended September 30, 2004 and 2005, the effect of 7,922,975, 8,896,311, 7,261,831 and 8,720,691 dilutive securities, respectively, has been excluded because including it would be antidilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement will be effective for the Company on January 1, 2006. Management believes that the adoption of SFAS 123R will not have a material impact on its financial statements.

2. Initial Public Offering

On November 7, 2005, the Company completed its initial public offering (IPO) in which it sold 4,800,000 common shares at a price to the public of $10.00 per share. The net proceeds of the IPO to the Company, were approximately $44.6 million after deducting underwriting discounts. The Company also incurred approximately $2.9 million of additional costs related to the IPO. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred shares converted into an aggregate of 6,324,962 common shares.

3. Acquisitions

Acquisition of Assets from E.B.O.Z., Inc.

On April 19, 2005, the Company acquired the assets of, and assumed certain liabilities from, E.B.O.Z., Inc. (EBOZ). The Company believes the EBOZ asset acquisition improves its ability to cost-effectively provide Web traffic generation solutions to its customers through the use of Internet banner advertisements, pay-per-click campaign management, and search engine optimization. The Company issued 185,524 shares of its common stock to EBOZ as consideration for the acquired assets (Closing Shares) and, under the agreement as originally executed, would have been obligated to issue as contingent consideration up to an additional 185,524 shares (Contingent Shares) in the event the EBOZ assets acquired achieved certain revenue targets during the three months ending July 31, 2006 and certain EBOZ shareholder employees of the Company had not resigned their positions with the Company.

On August 12, 2005, the Company and EBOZ amended the asset purchase agreement to eliminate the Company’s obligation to issue the Contingent Shares. As consideration for the amendment, the Company issued an additional 20,000 shares of the Company’s common stock to EBOZ. The Company recorded $178,000 as stock-based compensation during the quarter ending September 30, 2005, based upon the fair value of these shares at the time of issuance.

The Closing Shares issued are subject to a repurchase option at a price of $7.4105 per share for a period of fifteen months (Repurchase Period) in the event certain key employees voluntarily terminate their employment with the Company during the Repurchase Period other than due to a material change in the employee’s position within the Company or a material reduction in compensation. In April 2005, the Company valued the Closing Shares issued at $5.70 per share, reflecting a 20% marketability discount to the fair value of its unrestricted common stock of $7.10 per share.

The results of operations of EBOZ for the period from April 20, 2005 through September 30, 2005 are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2005.

The following table summarizes the Company’s purchase price allocation as of September 30, 2005 based on the fair values of the assets acquired and liabilities assumed on April 19, 2005 (in thousands):

Tangible current assets	$71
Tangible non-current assets	354
Intangible assets	124
Goodwill	810
Current liabilities	(196)
Non-current liabilities	(54)

Net assets acquired	$1,109

The intangible assets include only non-compete agreements, which are being amortized over three years. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and the assets of EBOZ on a pro forma basis, as though the acquisition had occurred at the beginning of each nine month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of each nine month period set forth below.

	Nine Months Ended September 30,
	2005	2004
Revenue	$23,672	$17,368
Loss before extraordinary gain attributable to common stockholders	(105)	(781)
Basic and diluted net loss attributable per common share	(0.12)	(1.33)

Acquisition of Leads.com

On April 22, 2005, the Company consummated a transaction whereby a wholly-owned subsidiary of the Company merged with Leads.com, Inc. (Leads.com) and Leads.com became a wholly-owned subsidiary as contemplated by an agreement and plan of merger and reorganization dated April 22, 2005. The Company believes the Leads.com acquisition enhances its ability to provide customer leads to locally and regionally focused businesses. Under the terms of that agreement, the Company issued 2,320,518 shares of its common stock in exchange for 2,217,769 shares of the common stock of Leads.com, constituting 100% of the outstanding shares of Leads.com and assumed options to purchase 73,242 shares of common stock of the Company. In April 2005, Website Pros valued the shares issued by determining the enterprise value of Leads.com based upon a discounted cash flow approach. The cash flow model included an 11-year forecast of income and cash flows and assumed a discount rate of 32.5% and a growth rate implicit in the terminal value of 6.0%. The fair value of the Leads.com options assumed was valued based upon the following assumptions: fair value of common stock of $7.10; risk-free rate of 4.29%; dividend yield of 0%; and an expected life of 7 years. The resulting fair value was allocated between deferred compensation and the purchase price based upon the intrinsic value and the remaining vesting period in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.”

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed on April 22, 2005 (in thousands):

Tangible current assets	$496
Tangible non-current assets	509
Intangible assets	3,430
Goodwill	9,908
Current liabilities	(1,007)
Non-current liabilities	(453)

Net assets acquired	$12,883

The intangible assets represent an indefinite lived domain name, definite lived non-compete agreements and customer relationships valued at $1.08 million, $1.54 million and $810 thousand, respectively. The weighted-average amortization period for the amortizable intangible assets is 26.7 months. Non-compete agreements and customer relationships are being amortized over 36 months and 9 months, respectively. The goodwill represents business benefits the Company anticipates realizing in future periods.

The results of operations of Leads.com for the period from April 23, 2005 through September 30, 2005 are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2005.

The financial information in the table below summarizes the combined results of operations of the Company and Leads.com on a pro forma basis, as though the merger had occurred at the beginning of each nine month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of each nine month period set forth below.

	Nine Months Ended September 30,
	2005	2004
Revenue	$26,195	$19,004
Loss before extraordinary gain attributable to common stockholders	(984)	(2,659)
Basic and diluted net loss attributable per common share	(0.94)	(2.64)

4. Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Indefinite lived intangible assets:
Goodwill	$13,651	$2,933
Domain name	1,080
Definite lived intangible assets:
Non-compete agreements	1,664
Customer relationships	810
Other	70	70
Accumulated amortization	(757)	(16)

	$16,518	$2,987

Total amortization expense was $740 thousand and $9 thousand for nine months ended September 30, 2005 and nine months ended September 30, 2004, respectively. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next four years is as follows (in thousands):

2005	$1,156
2006	638
2007	561
2008	172

The following table summarizes changes in the Company’s goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	September 30, 2005	December 31, 2004
Goodwill balance at beginning of period	$2,933	$2,933
Goodwill acquired during the period	10,718

Goodwill balance at end of period	$13,651	$2,933

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. There are no indicators of impairment at September 30, 2005. The annual test for indications of impairment will occur in the fourth quarter of 2005.

5. Stockholders’ Equity

Stock Option Activity

From July 1, 2005 through September 30, 2005, the Company granted options to purchase an aggregate of 104,099 shares of our common stock, at a weighted-average exercise price of $10.62 per share, to our employees pursuant to our 1999 Equity Incentive Plan. During this period, options to purchase an aggregate of 16,853 shares of our common stock were cancelled without being exercised. Also during this period, options to purchase an aggregate of 52,595 shares of our common stock, with a weighted-average exercise price of $0.61, were exercised.

From January 1, 2005 through September 30, 2005, the Company granted options to purchase an aggregate of 1,035,538 shares of our common stock, at a weighted-average exercise price of $8.85 per share, to our employees pursuant to our 1999 Equity Incentive Plan. During this period, options to purchase an aggregate of 38,369 shares of our common stock were cancelled without being exercised. Also during this period, options to purchase an aggregate of 52,806 shares of our common stock, with a weighted-average exercise price of $0.62, were exercised.

6. Note Payable

To finance the purchase of the domain name www.leads.com in August 2004, Leads.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The Company assumed this note in connection with its acquisition of Leads.com in April 2005. The collateral for this note is the www.leads.com domain name. The note is payable in quarterly installments over 5 years. The imputed interest rate is 5.25%. The following table summarizes the domain name payable assumed for Leads.com on April 22, 2005 (in thousands). This payable will expire on June 30, 2009.

	September 30, 2005	December 31, 2004
Note payable – domain name	$322	$—
Less current portion	(64)	—

Note Payable – Long-term	258	—

7. Related Party Transactions

An investment fund affiliated with a law firm that provides legal services to the Company is a shareholder of the Company. The law firm received $786 thousand and $167 thousand for professional services provided to the Company during nine months ended September 30, 2005 and nine months ended September 30, 2004, respectively. The Company had a payable of $79 thousand and $127 thousand to this law firm at December 31, 2004 and September 30, 2005, respectively.

Three of the Company’s other directors are affiliated with certain of the Company’s major stockholders, and share voting and investment power with respect to the shares owned by these entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the captions “Variability of Results” and “Factors That May Affect Future Operating Results” in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date of this Form 10-Q with the Securities and Exchange Commission, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2004, contained in our Prospectus relating to our recent initial public offering of our common stock.

Overview

We believe we are a leading provider, based on our number of subscribers, of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. Our primary service offering is a comprehensive package that includes Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to our primary service offering, we provide a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services.

Since our incorporation in 1999, we have developed proprietary Internet publishing and management software, automated workflow processes, and specialized workforce development and management techniques that facilitate production efficiencies that we believe enable us to offer sophisticated Web services at affordable rates. Our revenue has increased from $16.6 million in the nine months ended September 30, 2004 to $26.5 million in the nine months ended September 30, 2005.

We primarily sell our Web services and products to customers identified through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers, including Discover Financial Services, Inc., or Discover, Network Solutions, and IBM. As an application service provider, we offer our customers a full range of Web services and products on a subscription basis. As of September 30, 2005, we had over 49,000 subscribers to our eWorks! XL and premium subscription-based services, an increase from approximately 39,000 subscribers to these services at September 30, 2004.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as increase our revenue from existing subscribers. We intend to continue to invest in hiring additional personnel, particularly in sales and marketing; developing additional services and products; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offering and expand our subscriber base.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Net Subscriber Additions

We grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers. We define net subscriber additions in a particular period as the gross number of new subscribers added during the period, less subscriber cancellations during the period. For this purpose, we only count as new subscribers those customers whose subscriptions have extended beyond the free trial period. Additionally, we do not treat a subscription as cancelled, even if the customer is not current in its payments, until either we have attempted to contact the subscriber twenty times or 60 days have passed since the most recent failed billing attempt, whichever is sooner. In any event, a subscriber’s account is cancelled if payment is not received within approximately 80 days.

We review this metric to evaluate whether we are performing to our business plan. An increase in net subscriber additions could signal an increase in subscription revenue, higher customer retention, and an increase in the effectiveness of our sales efforts. Alternatively, a decrease in net subscriber additions could signal decreased subscription revenue, lower customer retention, and a decrease in the effectiveness of our sales efforts. Net subscriber additions above or below our business plan could have a long-term impact on our operating results due to the subscription nature of our business.

Monthly Turnover

Monthly turnover is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the period, divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. In measuring monthly turnover, we use the same conventions with respect to free trials and subscribers who are not current in their payments as described above for net subscriber additions. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plans. An increase in monthly turnover may signal deterioration in the quality of our service, or it may signal a behavioral change in our subscriber base. Lower monthly turnover signals higher customer retention.

Sources of Revenue

We derive our revenue from sales of subscriptions, licenses, and services to our customers. Our revenue generally depends on the sale of a large number of subscriptions to small and medium-sized businesses. Most of these sales are generated by leads provided by a relatively small number of companies with which we have strategic marketing relationships. Customers acquired through our strategic marketing relationship with Discover accounted for 64% and 61% of our revenue in the nine months ended September 30, 2004 and September 30, 2005, respectively.

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL or Visibility Online offerings. A majority of our subscription contracts include the design of a five-page Website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the Website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract.

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the quarter ended September 30, 2005 subscription revenue accounted for more than 88% of our total revenue as compared to 85% for the quarter ended September 30, 2004. Subscription revenue is driven primarily by the number of paying subscribers to our Web services and the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. Subscription revenue increased as a percentage of total revenue during the years ended December 31, 2003 and 2004, as our principal business focus has been, and continues to be, on growing our subscription customer base. We expect other sources of revenue to continue to decline as a percentage of total revenue over time.

License Revenue

We generate license revenue from the sale of perpetual licenses to use our software products. Our software products enable customers to build Websites either for themselves or for others. License revenue consists of all fees earned from granting customers licenses to use our software products. Software may be delivered indirectly by a channel distributor, through download from our Website, or directly to end users by us. We recognize license revenue from packaged products upon shipment to end users. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end user has been electronically provided with the licenses and software activation keys that allow the end user to take immediate possession of the software. In periods during which we release new versions of our software, our license revenue is likely to be higher than in periods during which no new releases occur.

Professional Services Revenue

We also receive professional services revenue from custom Website design. Our custom Website design work is typically billed on a fixed price basis.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of expenses related to marketing fees we pay to companies with which we have a strategic marketing relationship as well as compensation expenses related to our Web page development staff, directory listing fees, customer support costs, domain name and search engine registration fees, allocated overhead costs, billing costs, and hosting expenses. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and Web services usage grows, we intend to continue to invest additional resources in our Website development and support staff.

Cost of License Revenue

Cost of license revenue consists of costs attributable to the manufacture and distribution of the software, compensation expenses related to our quality assurance staff, as well as allocated overhead costs.

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of compensation expenses related to our Web page development staff and allocated overhead costs. We plan to add additional resources in this area to support the expected growth in our professional services and custom design functions.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expenses are our largest indirect cost and consist primarily of salaries and related expenses for our sales and marketing staff. Sales and marketing expenses also include commissions, marketing programs, including advertising, events, corporate communications, other brand building and product marketing expenses, and allocated overhead costs.

We plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new subscription customers as well as increase sales of additional and new services and products to our existing customer base. Our investment in this area will also help us to expand our strategic marketing relationships, to build brand awareness, and to sponsor additional marketing events. We expect that, in the future, sales and marketing expenses will increase in absolute dollars and continue to be our largest indirect cost.

Research and Development Expense

Research and development expenses consist primarily of salaries and related expenses for our research and development staff, outsourced software development expenses, and allocated overhead costs. We have historically focused our research and development efforts on increasing the functionality of the technologies that enable our Web services and products. Our technology architecture enables us to provide all of our customers with a service based on a single version of our application. As a result, we do not have to maintain multiple versions of our software, which enables us to have lower research and development expenses as a percentage of total revenue. We expect that, in the future, research and development expenses will increase as we upgrade and extend our service offerings and develop new technologies.

General and Administrative Expense

General and administrative expenses consist of salaries and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, other corporate expenses, and allocated overhead costs. We expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. We anticipate that we will also incur additional employee salaries and related expenses, professional service fees, and insurance costs necessary as a public company due to our recent public offering.

Depreciation and Amortization Expense

Depreciation and amortization relate primarily to our computer equipment and software and other intangible assets recorded in purchase accounting for acquisitions we have completed.

Results of Operations

The following table presents our selected consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
Subscription	88%	85%	87%	82%
License	8	13	9	16
Professional services	4	2	4	2

Total revenue	100	100	100	100

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	41	45	41	43
License	2	3	2	3
Professional services	3	2	3	3
Stock-based compensation	0	0	0	0

Total cost of revenue	46	50	46	49

Gross profit	54	50	54	51

Operating expenses:
Sales and marketing	25	30	26	29
Research and development	4	5	5	5
General and administrative	16	13	17	13
Stock-based compensation	3	0	2	0
Depreciation and amortization	6	2	4	2

Total operating expenses	54	50	54	49

Income (loss) from operations	0	0	1	3

Interest, net	0	0	0	0

Income (loss) before extraordinary item	0	0	1	3

Extraordinary item	0	0	0	0

Net income (loss)	0%	0%	1%	3%

The following table sets forth, for each component of revenue, the cost of the revenue expressed as a percentage of the related revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Cost of subscription revenue	46%	53%	47%	52%
Cost of license revenue	29	19	24	21
Cost of professional services revenue	78	143	81	107

Comparison of the Results for the Three Months Ended September 30, 2005 to the Results for the Three Months ended September 30, 2004

Revenue

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Revenue:
Subscription	$8,907	$5,068
License	815	786
Professional services	382	117

Total revenue	10,104	5,971

Total revenue for the three months ended September 30, 2005 increased $4.1 million or 69% over the three months ended September 30, 2004.

Subscription Revenue. For the three months ended September 30, 2005 subscription revenue increased $3.8 million or 76%, over the three months ended September 30, 2004. An increase of $1.1 million was attributable to a 27% increase in mature customers and an increase of $899 thousand was due to an increase of 10% in average monthly revenue per customer. Approximately $1.7 million of the increase in subscription revenue was attributable to the addition of the Leads.com business. Approximately $189 thousand of the increase in the subscription revenue was generated from customer relationships attributable to the addition of the EBOZ business.

Monthly turnover decreased from 6.7% in the three months ended September 30, 2004 to 5.7% in the three months ended September 30,2005 which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover excludes Leads.com and EBOZ customer turnover.

License Revenue. For the three months ended September 30, 2005 license revenue increased $29 thousand, or 4%, over the three months ended September 30, 2004.

Professional Services Revenue. For the three months ended September 30, 2005 professional services increased $265 thousand, or 227%, over the three months ended September 30, 2004. This increase was primarily due to the implementation of a custom Website development program with two additional third parties that generated $101 thousand in additional professional services revenue in the three months ended September 30, 2005. Additionally, the remaining increase was due to revenue growth of $164 thousand during the three months ended September 30, 2005 from an existing strategic marketing relationship.

Cost of Revenue

	Three Months Ended September 30,
	2005	2004
	(unaudited)
Cost of revenue
Subscription	4,104	2,670
License	238	153
Professional services	299	167
Stock based compensation	17	3

Total cost of revenue	4,658	2,993

Cost of Subscription Revenue. For the three months ended September 30, 2005, cost of subscription revenue increased $1.4 million, or 54%, from the three months ended September 30, 2004. The increase in costs was primarily the result of the growth in the number of paying subscribers to our eWorks! XL and premium subscription-based services from the three months ended September 30, 2004 compared to the three months ended September 30, 2005. This subscriber growth resulted in an increase of $389 thousand, the absolute amount of marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in an increase of $50 thousand in billing costs. In addition, during the three months ended September 30, 2005, cost of subscription revenue increased by $876 thousand related to subscription revenue generated from our Leads.com subsidiary acquired on April 22, 2005. An additional $93 thousand of cost of subscription revenue was related to subscription revenue generated from customer relationships acquired through our EBOZ acquisition on April 19, 2005. Although our cost of subscription revenue increased from 2004 to 2005, the gross margin on subscription revenue increased from 47% during the three months ended September 30, 2004 to 54% during the three months ended September 30, 2005.

Cost of License Revenue. For the three months ended September 30, 2005 cost of license revenue increased $85 thousand, or 56%, from the three months ended September 30, 2004. The increase was primarily due to an increase of $17 thousand in payroll related costs that were primarily attributable to additional personnel, $14 thousand in manufacturing costs and $45 thousand in marketing fees and services.

Cost of Professional Services Revenue. For the three months ended September 30, 2005 cost of professional services revenue increased $132 thousand, or 79%, from the three months ended September 30, 2004. The increase resulted primarily from the addition of personnel to professional services during 2005 to improve our capabilities and drive revenue growth in this area. Compensation related expenses and independent contractor costs increased approximately $129 thousand in the three months ended September 30, 2005 from the three months ended September 30, 2004. Although our cost of professional services revenue increased from 2004 to 2005, the gross margin on professional services revenue increased from a negative 43% during the three months ended September 30, 2004 to 22% during the three months ended September 30, 2005. The gross margin improvement was driven by increased revenue on a relatively fixed cost structure.

Operating Expenses

	Three Months Ended September 30,
`	2005	2004
	(unaudited)
Operating expenses:
Sales and marketing	2,525	1,810
Research and development	444	284
General and administrative	1,588	795
Stock based compensation	326	17
Depreciation and amortization	581	94

Total operating expenses	5,464	3,000

Sales and Marketing Expenses. Sales and marketing expenses increased 40% from $1.8 million, or 30% of total revenue, during the three months ended September 30, 2004 to $2.5 million, or 25% of total revenue, during the three months ended September 30, 2005. The increase was primarily due to increases of $325 thousand in employee compensation costs, $17 thousand in employee relation costs and $55 thousand in telecommunication costs offset by decreases of $41 thousand in sub-contractor expense and $30 thousand in bad debt expense. In addition, increases of $349 thousand and $22 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with our acquisitions of Leads.com and EBOZ, respectively.

Research and Development Expenses. Research and development expenses increased 56% from $284 thousand, or 5% of total revenue, during the three months ended September 30, 2004 to $444 thousand, or 4% of total revenue, during the three months ended September 30, 2005. The increase was primarily due to an increase of $83 thousand in employee compensation costs. The remaining increase of $77 thousand was primarily due to additional research and development resources associated with Leads.com and EBOZ.

General and Administrative Expenses. General and administrative expenses increased 100% from $795 thousand, or 13% of total revenue, during the three months ended September 30, 2004 to $1.6 million, or 16% of total revenue, during the three months ended September 30, 2005. Employee compensation costs and professional and outside service costs increased $382 thousand and $38 thousand, respectively offset by decreases in repair and maintenance costs and consulting expense of $25 thousand and $13 thousand, respectively. Additional resource and facility costs associated with Leads.com and EBOZ resulted in an increase of $416 thousand during the three months ended September 30, 2005

Depreciation and Amortization Expense. Depreciation and amortization expense increased 518% from $94 thousand, or 2% of total revenue, during the three months ended September 30, 2004 to $581 thousand or 6% of total revenue, during the three months ended September 30, 2005. The increase was due to additional depreciation and amortization expense related to the Leads.com and EBOZ acquisitions.

Comparison of the Results for the Nine Months Ended September 30, 2005 to the Results for the Nine Months ended September 30, 2004

Revenue

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Revenue:
Subscription	$23,057	$13,646
License	2,488	2,588
Professional services	1,004	396

Total revenue	26,549	16,630

Total revenue increased 60% from $16.6 million in the nine months ended September 30, 2004 to $26.5 million in the nine months ended September 30, 2005.

Subscription Revenue. Subscription revenue increased 69% from $13.6 million in the nine months ended September 30, 2004 to $23.1 million in the nine months ended September 30, 2005. Approximately $2.9 million of subscription revenue growth was driven by an expansion of our subscription package to include additional Web services and related price increases to our subscription customers. Approximately $2.9 million of the increase in subscription revenue was attributable to the addition of the Leads.com business. Approximately $355 thousand of the increase in the subscription revenue was generated from customer relationships attributable to the addition of the EBOZ business. Approximately $3.3 million of the increase in subscription revenue was due to an increase of approximately 26% in the total number of subscribers to our eWorks! XL and premium subscription-based services from approximately 39,000 as of September 30, 2004 to over 49,000 as of September 30, 2005. Our net subscriber additions increased 44% from 5,159 for the nine months ended September 30, 2004 to 7,452 for the nine months ended September 30, 2005. The increase in our total subscriber base and our net subscriber additions can be primarily attributed to an increase in our Spokane outbound telesales staff from 111 to 145 as of September 30, 2004 and 2005, respectively. The subscribers and net subscriber addition numbers described above exclude customers of services provided through Leads.com and EBOZ that do not also subscribe to our eWorks! XL or other premium subscription-based services.

The monthly turnover decreased from 6.5% in the nine months ended September 30, 2004 to 6.0% in the nine months ended September 30, 2005, which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover excludes Leads.com and EBOZ customer turnover.

License Revenue. License revenue decreased 4% from approximately $2.6 million in the nine months ended September 30, 2004 to approximately $2.5 million in the nine months ended September 30, 2005. The nine months ended September 30, 2004 included a significant increase in revenue as compared to other periods associated with the domestic release of our NetObjects Fusion version 8.0. A similar version release did not occur in the nine months ended September 30, 2005 but is targeted during the three months ended December 31, 2005.

Professional Services Revenue. Professional services revenue increased 154% from $396 thousand in the nine months ended September 30, 2004 to $1.0 million in the nine months ended September 30, 2005. This increase was primarily due to the implementation of a custom Website development program with two additional third parties that generated $323 thousand in additional professional services revenue in the nine months ended September 30, 2005. Additionally, the remaining increase was due to revenue growth of $285 thousand in the nine months ended September 30, 2005 from an existing strategic marketing relationship.

Cost of Revenue

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Cost of revenue
Subscription	10,783	7,146
License	606	538
Professional services	813	424
Stock based compensation	45	5

Total cost of revenue	12,247	8,113

Cost of Subscription Revenue. Cost of subscription revenue increased 51% from $7.1 million in the nine months ended September 30, 2004 to $10.8 million in the nine months ended September 30, 2005. The increase in costs was primarily the result of the growth in the number of paying subscribers to our eWorks! XL and premium subscription-based services from the nine months ended September 30, 2004 compared to the nine months ended September 30, 2005. This subscriber growth resulted in an increase of $1.2 million in the absolute amount of marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in increased compensation expenses of $398 thousand associated with our Website development and customer support staff, and an increase of $152 thousand in billing costs. In addition, during the nine months ended September 30, 2005, cost of subscription revenue increased by $1.5 million related to subscription revenue generated from our Leads.com subsidiary acquired on April 22, 2005. An additional $165 thousand of cost of subscription revenue was related to subscription revenue generated from customer relationships acquired through our EBOZ acquisition on April 19, 2005. Although our cost of subscription revenue increased from 2004 to 2005, the gross margin on subscription revenue increased from 48% during the nine months ended September 30, 2004 to 53% during the nine months ended September 30, 2005

Cost of License Revenue. Cost of license revenue increased 13% from $538 thousand in the nine months ended September 30, 2004 to $606 thousand in the nine months ended September 30, 2005. The increase was primarily due to an increase of $31 thousand in manufacturing costs and $35 thousand in marketing services. Gross margin decreased from 79% in the nine months ended September 30, 2004 to 76% in the nine months ended September 30, 2005 due to fewer software downloads during 2005 and sales incentives offered during the nine months ended September 30, 2005.

Cost of Professional Services Revenue. Cost of professional services revenue increased 92% from $424 thousand in the nine months ended September 30, 2004 to $813 thousand in the nine months ended September 30, 2005. The increase resulted primarily from the addition of personnel to professional services during 2005 to improve our capabilities and drive revenue growth in this area. Compensation related expenses and independent contractor costs increased approximately $354 thousand in the nine months ended September 30, 2005 from the nine months ended September 30, 2004. Marketing fees paid to companies with which we have strategic marketing relationships also increased approximately $19 thousand during the nine months ended September 30, 2005 from the nine months ended September 30, 2004. Although our costs of professional services revenue increased from 2004 to 2005, the gross margin on professional services revenue increased from a negative 7% during the nine months September 30, 2004 to a positive 19% during the nine months ended September 30, 2005. The gross margin improvement is driven by increased revenue on a relatively fixed cost structure.

Operating Expenses

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Operating expenses:
Sales and marketing	6,893	4,805
Research and development	1,202	825
General and administrative	4,497	2,139
Stock based compensation	492	41
Depreciation and amortization	1,134	306

Total operating expenses	14,218	8,116

Sales and Marketing Expenses. Sales and marketing expenses increased 43% from $4.8 million, or 29% of total revenue, during the nine months ended September 30, 2004 to $6.9 million, or 26% of total revenue, during the nine months ended September 30, 2005. The increase was primarily due to an increase of $1.1 million in employee compensation costs, $53 thousand in recruiting and employee relations costs, and $297 thousand in telecommunication costs and facility rent expense. In addition, increases of $620 thousand and $40 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with our acquisitions of Leads.com and EBOZ, respectively. We increased our number of sales and marketing personnel by 46% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 so that we could focus on adding new customers, increasing penetration within our existing customer base, and improving customer retention. Additional sales and marketing personnel associated with Leads.com and EBOZ represented approximately half of the increase.

Research and Development Expenses. Research and development expenses increased 46% from $825 thousand, or 5% of total revenue, during the nine months ended September 30, 2004 to $1.2 million, or 5% of total revenue, during the nine months ended September 30, 2005. The increase was primarily due to an increase of $147 thousand in consulting and outsourced labor expenses resulting from two related factors. First, we increased our outsourced development resources from 2004 to 2005 so that we could upgrade and extend our Web service offerings, resulting in an increase of $125 thousand. Second, our outsourced development consulting rate increased during 2005, resulting in an increase of $22 thousand in consulting expense. An increase of $123 thousand was due to additional research and development resources associated with Leads.com and EBOZ.

General and Administrative Expenses. General and administrative expenses increased 110% from $2.1 million, or 13% of total revenue, during the nine months ended September 30, 2004 to $4.5 million, or 17% of total revenue, during the nine months ended September 30, 2005. Employee compensation costs and professional and outside service costs increased $976 thousand and $313 thousand, respectively. Telephone, bad debt, repairs and maintenance and currency exchange losses increased $55 thousand, $83 thousand, $28 thousand and $65 thousand, respectively. Finally, additional resource and facility costs associated with Leads.com and EBOZ resulted in an increase of $784 thousand during the nine months ended September 30, 2005. Our general and administrative headcount increased 115% from September 30, 2004 to September 30, 2005, as we added personnel to support our growth and to prepare our company to meet the additional requirements of being a public company in connection with our recent public offering. Additional general and administrative personnel associated with Leads.com and EBOZ accounted for 50% of the personnel increase.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 271% from $306 thousand, or 2% of total revenue, during the nine months ended September 30, 2004 to $1.1 million or 4% of total revenue, during the nine months ended September 30, 2005. The increase was due to additional depreciation and amortization expense of $851 thousand during 2005 related to the Leads.com and EBOZ acquisitions.

Liquidity and Capital Resources

As of September 30, 2005, we had $9.8 million of cash and cash equivalents and $6.6 million in working capital, as compared to $6.6 million of cash and cash equivalents and $4.9 million in working capital as of December 31, 2004.

Net cash provided by operations for the nine months ended September 30, 2005 increased to $1.7 million from $35 thousand for the nine months ended September 30, 2004. Despite a decrease in net income of $259 thousand, cash from operations improved due to an increase in non-cash stock compensation expense, depreciation and amortization of intangible assets acquired in the Leads.com and EBOZ transactions. The improvement in operating performance was driven by a 60% increase in total revenue during the same period. The increase over the nine months ended September 30, 2004 was also attributable to an increase of $63 thousand in cash provided by customers paying in advance primarily for quarterly subscriptions, a reduction of our software product inventory of $139 thousand, and an increase in accounts payable and accrued expenses of $10 thousand. Net cash provided by operations during the nine months ended September 30, 2005 was provided primarily by net income of $182 thousand, which included the effect of non-cash stock compensation expense of $537 thousand, depreciation and amortization expense of $1.1 million and an increase in deferred revenue of $403 thousand provided by customers paying in advance for quarterly subscriptions. These increases were partially offset by a $529 thousand increase in accounts receivable, of which $271 thousand was related to increased subscription revenue.

Net cash provided by (used in) investing activities in the nine months ended September 30, 2005 was $94 thousand as compared to ($501) thousand in the nine months ended September 30, 2004. In the nine months ended September 30, 2004, we acquired a perpetual license for database software for $235 thousand. In connection with the Leads.com and EBOZ acquisitions in April 2005, we received $382 thousand in cash, net of transaction costs.

Net cash provided by financing activities was $1.0 million and $1.4 million for the nine months ended September 30, 2004 and 2005, respectively. Our financing activities during nine months ended September 30, 2004 consisted primarily of $6.8 million from the issuance of convertible redeemable preferred stock and the repurchase of $5.7 million of common stock. Our financing activities during the nine months ended September 30, 2005 consisted of $3.0 million from the issuance of convertible redeemable preferred stock and $1.6 million paid in deferred initial public offering costs.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	The costs involved in the expansion of our customer base;

•	The costs involved with investment in our servers, storage and network capacity;

•	The costs associated with the expansion of our domestic and international activities;

•	The costs involved with our research and development activities to upgrade and expand our service offerings; and

•	The extent to which we acquire or invest in other technologies and businesses.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. On November 7, 2005, the company completed its initial public offering with net proceeds of approximately $44.6 million after deducting underwriting discounts.

As of September 30, 2004 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Factors That May Affect Future Operating Results

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We depend primarily on a small number of strategic marketing relationships—and one key strategic marketing relationship in particular—to identify prospective customers. The loss of one or more of our strategic marketing relationships, or a reduction in the referrals and leads they generate, would significantly reduce our future revenue and increase our expenses.

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 99% of our new customers in the year ended December 31, 2004, and approximately 95% in the nine months ended September 30, 2005, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

Our strategic marketing relationship with Discover Financial Services, Inc., or Discover, is particularly important to us and accounted for approximately 86% of our new customers in the year ended December 31, 2004, and approximately 76% in the nine months ended September 30, 2005. Customers attributable to our relationship with Discover represented approximately 65% of our total revenue during the year ended December 31, 2004, and approximately 61% in the nine months ended September 30, 2005. We expect that customer relationships enabled by our strategic marketing relationship with Discover will continue to account for a significant portion of our new customers and our revenue in the future. Discover is under no obligation to continue to contract with us or continue this strategic marketing relationship, and either Discover or we can terminate our agreement with short notice and no penalty. Additionally, this agreement expires pursuant to its terms in November 2006, and we cannot assure you that the agreement will be extended or renewed. We therefore cannot assure you that we will continue to have a relationship with Discover. If our strategic marketing relationship with Discover ends, we will need to take remedial measures to generate customer leads, which could be expensive, and if such efforts fail, our business would be materially harmed.

To successfully execute our business plan, we must also establish new strategic marketing relationships with additional organizations that have strong relationships with small and medium-sized businesses that would enable us to identify additional prospective customers. If we are unable to diversify and extend our strategic marketing relationships, our ability to grow our business may be compromised.

Most of our Web services are sold on a month-to-month basis, and if our customers either are unable or choose not to subscribe to our Web services, our revenue may decrease.

Typically, our Web service offerings are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions to our Web services at any time with little or no penalty.

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2003 and 2004, 60% and 56%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the nine months ended September 30, 2004 and 2005, respectively, 48% and 44%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on small and medium-sized businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small and medium-sized businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our stock price.

If economic or other factors negatively affect the small and medium-sized business sector, our customers may become unwilling or unable to purchase our Web services and products, which could cause our revenue to decline and impair our ability to operate profitably.

Our existing and target customers are small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

We may expand through acquisitions of, or investments in, other companies or technologies, which may result in additional dilution to our stockholders and consume resources that may be necessary to sustain our business.

One of our business strategies is to acquire complementary services, technologies or businesses. In connection with one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business; and

•	incur debt that could have terms unfavorable to us or that we might be unable to repay.

Business acquisitions also involve the risk of unknown liabilities associated with the acquired business. In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

We may find it difficult to integrate recent and potential future business combinations, which could disrupt our business, dilute stockholder value, and adversely affect our operating results.

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the Leads.com and EBOZ acquisitions in April 2005. Integrating these recently acquired businesses and any businesses we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate Leads.com, EBOZ, or any future acquisitions could seriously harm our business.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income for the year ended December 31, 2004, we have not historically been profitable, were not profitable in any other period since our inception, and may not be profitable in future periods. As of September 30, 2005, we had an accumulated deficit of approximately $70.0 million. We expect that our expenses relating to the sale and marketing of our Web services, to technology improvements and to general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

Our operating results are difficult to predict and fluctuations in our performance may result in volatility in the market price of our common stock.

Due to our limited operating history, our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ requirements;

•	the renewal rates for our services;

•	changes in our pricing policies;

•	the introduction of new services and products by us or our competitors;

•	the rate of expansion and effectiveness of our sales force;

•	technical difficulties or interruptions in our services;

•	general economic conditions;

•	additional investment in our services or operations;

•	bulk licenses of our software; and

•	our success in maintaining and adding strategic marketing relationships.

These factors and others all tend to make the timing and amount of our revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than we have experienced historically.

As a result of these factors, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Our business depends in part on our ability to continue to provide value-added Web services and products, many of which we provide through agreements with third parties, and our business will be harmed if we are unable to provide these Web services and products in a cost-effective manner.

A key element of our strategy is to combine a variety of functionalities in our Web service offerings to provide our customers with comprehensive solutions to their Internet presence needs, such as Internet search optimization, local yellow pages listings, and e-commerce capability. We provide many of these services through arrangements with third parties, and our continued ability to obtain and provide these services at a low cost is central to the success of our business. For example, we currently have agreements with several service providers that enable us to provide, at a low cost, Internet yellow pages advertising. However, these agreements may be terminated on short notice, typically 60 to 90 days, and without penalty. If any of these third parties were to terminate their relationships with us, or to modify the economic terms of these arrangements, we could lose our ability to provide these services at a cost-effective price to our customers, which could cause our revenue to decline or our costs to increase.

Our systems, and those of our co-location provider, are vulnerable to natural disasters and other unexpected problems that could lead to interruptions, delays, loss of data, or the inability to accept and fulfill customer subscriptions.

Our network operating center, containing substantially all of our communications hardware, nearly all of our non-sales staff, and much of our other computer hardware operations is located in Jacksonville, Florida. Likewise, the facilities of our third-party co-location provider are located in Jacksonville, Florida. Additionally, one of our sales centers, from which the majority of our sales are made, is located in Spokane, Washington. Hurricanes, fire, floods, earthquakes, power loss, telecommunications failures, break-ins, computer sabotage, and similar events could damage or destroy these systems and facilities and temporarily stop a majority of our business activities in fulfilling customer orders and in securing new customers. Our business could be seriously harmed, our revenues could decline and we could be required to make significant expenditures if our systems were damaged or destroyed, or if our customer fulfillment were delayed or stopped, by any of these occurrences.

We rely heavily on the reliability, security, and performance of our internally developed systems and operations, and any difficulties in maintaining these systems may result in service interruptions, decreased customer service, or increased expenditures.

The software and workflow processes that underlie our ability to deliver our Web services and products have been developed primarily by our own employees. The reliability and continuous availability of these internal systems are critical to our business, and any interruptions that result in our inability to timely deliver our Web services or products, or that materially impact the efficiency or cost with which we provide these Web services and products, would harm our reputation, profitability, and ability to conduct business. In addition, many of the software systems we currently use will need to be enhanced over time or replaced with equivalent commercial products, either of which could entail considerable effort and expense. If we fail to develop and execute reliable policies, procedures, and tools to operate our infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenue.

We face intense and growing competition. If we are unable to compete successfully, our business will be seriously harmed.

The market for our Web services and products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of company types, including:

•	Website design and development service and software companies;

•	Internet service providers and application service providers;

•	Internet search engine providers;

•	Local business directory providers; and

•	Website domain name providers and hosting companies.

In addition, due to relatively low barriers to entry in our industry, we expect the intensity of competition to increase in the future from other established and emerging companies. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formations of alliances among industry participants.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than we do, greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their services and products than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than anticipated or decline, and our business could be harmed.

Our failure to build brand awareness quickly could compromise our ability to compete and to grow our business.

As a result of the anticipated increase in competition in our market, and the likelihood that some of this competition will come from companies with established brands, we believe brand name recognition and reputation will become increasingly important. Our strategy of relying significantly on third-party strategic marketing relationships to find new customers may impede our ability to build brand awareness, as our customers may wrongly believe our Web services and products are those of the parties with which we have strategic marketing relationships. If we do not continue to build brand awareness quickly, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.

If our security measures are breached, our services may be perceived as not being secure, and our business and reputation could suffer.

Our Web services involve the storage and transmission of our customers’ proprietary information. Although we employ data encryption processes, an intrusion detection system, and other internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our recent acquisitions of Leads.com and EBOZ, we have recorded $10.7 million of goodwill. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

If we cannot adapt to technological advances, our Web services and products may become obsolete and our ability to compete would be impaired.

Changes in our industry occur very rapidly, including changes in the way the Internet operates or is used by small and medium-sized businesses and their customers. As a result, our Web services and products could become obsolete quickly. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our Web services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new Web services or products, or enhancements to our Web services or products, on a timely and cost-effective basis, or if new Web services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

Providing Web services and products to small and medium-sized businesses designed to allow them to Internet-enable their businesses is a new and emerging market; if this market fails to develop, we will not be able to grow our business.

Our success depends on a significant number of small and medium-sized business outsourcing Website design, hosting, and management as well as adopting other online business solutions. The market for our Web services and products is relatively new and untested. Custom Website development has been the predominant method of Internet enablement, and small and medium-sized businesses may be slow to adopt our template-based Web services and products. Further, if small or medium-sized businesses determine that having an Internet presence is not giving their businesses an advantage, they would be less likely to purchase our Web services and products. If the market for our Web services and products fails to grow or grows more slowly than we currently anticipate, or if our Web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

We are dependent on our executive officers, and the loss of any key member of this team may compromise our ability to successfully manage our business and pursue our growth strategy.

Our future performance depends largely on the continuing service of our executive officers and senior management team, especially those of David Brown, our chief executive officer. Our executives are not contractually obligated to remain employed by us. Accordingly, any of our key employees could terminate their employment with us at any time without penalty and may go to work for one or more of our competitors after the expiration of their non-compete period. The loss of one or more of our executive officers could make it more difficult for us to pursue our business goals and could seriously harm our business.

Our growth could strain our resources and our business may suffer if we fail to implement appropriate controls and procedures to manage our growth.

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 274 full-time employees as of September 30, 2004, to 400 full-time employees as of September 30, 2005. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices.

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology, Web services, and products. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market services and products similar to those offered by us, which could decrease demand for our Web services and products. We may be unable to prevent third parties from using our proprietary assets without our authorization. We do not currently rely on patents we own to protect our core intellectual property, and we have not applied for patents in any jurisdictions inside or outside of the United States. To protect, control access to, and limit distribution of our intellectual property, we generally enter into confidentiality and proprietary inventions agreements with our employees, and confidentiality or license agreements with consultants, third-party developers, and customers. We also rely on copyright, trademark, and trade secret protection. However, these measures afford only limited protection and may be inadequate. Enforcing our rights to our technology could be costly, time-consuming and distracting. Additionally, others may develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect our proprietary assets will harm our business and reduce our ability to compete.

Our growth will be adversely affected if we cannot continue to successfully retain, hire, train, and manage our key employees, particularly in the telesales and customer service areas.

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain, and motivate key employees across our business. We have many key employees throughout our organization who do not have non-competition agreements and may leave to work for a competitor at any time. In particular, we are substantially dependent on our telesales and customer service employees to obtain and service new customers. Competition for such personnel and others can be intense, and there can be no assurance that we will be able to attract, integrate, or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient personnel in these two areas. New hires require significant training and in some cases may take up to three months before they achieve full productivity. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we have our facilities. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services and products may not materialize and our business will suffer.

If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the new requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2006, which is the first time these new requirements will apply to us, will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ National Market, either of which would harm our stock price.

Risks Related to Our Industry

The success of our business depends on the continued growth of the Internet as a business tool for small and medium-sized businesses.

Expansion in the sales of our Web services and products will depend on the continued acceptance of the Internet as a communications and commerce platform for small and medium-sized businesses. The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool have been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform or businesses do not continue to become Internet enabled and maintain an online presence, the demand for our services and products would be significantly reduced.

We could become subject to litigation regarding intellectual property brought by other parties, which could divert management’s attention, increase our legal expenses, and prevent us from using or selling the challenged technology.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is particularly prevalent in the technology industry. In addition, there has been an increase in the filing of suits alleging infringement of intellectual property rights. Regardless of the merits of these suits, many defendants are entering into settlement arrangements quickly to dispose of such suits to avoid publicity and the nuisance of attending to the suits. Other companies or individuals may pursue litigation against us with respect to intellectual property-based claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any future litigation with respect to intellectual property rights relevant to our products, we could be required to:

•	obtain licenses to the infringing technology;

•	pay substantial damages under applicable law;

•	cease the development, use, and sale of products found to be infringing; or

•	expend significant resources to develop non-infringing technology.

Our insurance may not cover potential claims or may not be adequate to indemnify us for damages we incur. Also, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.

Governmental regulation involving the transmission of information over the Internet is evolving, and we may face liability in connection with the information that is transmitted using our Web services and products.

The legal framework that applies to the Internet is continually evolving. Laws have been, and likely will continue to be, enacted that address issues of privacy, security, pricing, taxation, quality and substance of services and products, and other issues. Because our Web services and products allow customers to transmit information over the Internet on their own Websites, and because we develop and host many of these Websites, we may be found to be liable for any improper information that our customers transmit. We may face liability for defamation, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials being transmitted by our Web services. Although we retain discretion to cancel the Web services being provided to customers if we learn such content is being transmitted, there can be no guarantee that our customers will refrain from such transmission or that we will not be deemed responsible for the content being transmitted or hosted using our Web services, products or infrastructure. Government regulations also could affect the cost of communicating on the Internet and could negatively affect the demand for our Web services and products, and our business could thereby be harmed.

State and local governments may in the future be permitted to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the attractiveness of the Internet to our customers and potential customers, and could reduce demand for our Web services.

In November 2004, the federal government passed legislation placing a three-year ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. Unless the ban is extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration in November 2007. An increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of demand for our services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 6% and 5% of our total revenue in the nine months ended September 30, 2004 and September 30, 2005, respectively. Sales in Germany represented approximately 91% of our international revenue in 2004, 89% of our international revenue in the nine months ended September 30, 2004, and 69% of our international revenue in the nine months ended September 30, 2005.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term marketable securities totaling $6.6 million and $9.8 million at December 31, 2004, and September 30, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2005 through September 30, 2005, we sold and issued the following unregistered securities:

1. From July 1, 2005 through September 30, 2005, we granted options to purchase an aggregate of 104,099 shares of our common stock, at a weighted-average exercise price of $10.62 per share, to our employees pursuant to our 1999 Equity Incentive Plan. During this period, options to purchase an aggregate of 16,853 shares of our common stock were cancelled without being exercised. Also during this period, options to purchase an aggregate of 52,595 shares of our common stock, with a weighted-average exercise price of $0.61, were exercised.

2. In August 2005, we issued 20,000 shares of common stock to E.B.O.Z., Inc. as consideration for an amendment to an asset purchase agreement that eliminated a future obligation of ours to issue additional shares. For accounting purposes, we assigned the consideration received for these shares a value of $178,000.

The sale and issuance of securities described in paragraph 1 above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contract relating to compensation, as provided by Rule 701.

The sale and issuance of securities in paragraph 2 above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

In September 2005, we submitted the following matters to our stockholders for their approval. On September 30, 2005, our stockholders approved each of these matters, as set forth below. We did not receive a written consent from each stockholder. As of the record date for taking such action, we had 11,695,209 shares of common stock outstanding (on an as-if-converted basis). The results of the voting from stockholders that returned written consents to us are as follows:

1.	The amendment and restatement of our Certificate of Incorporation to:

•	effect a one-for-five reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock), and

•	provide the holders of Series A Convertible Redeemable Preferred Stock (the “Series A Preferred”) with the ability to waive certain special conversion price adjustment features applicable solely to the holders of Series A Preferred;

Consenting:	11,088,952
Against:	0

2.	The amendment and restatement of our Amended and Restated Certificate of Incorporation following our initial public offering.

Consenting:	11,088,952
Against:	0

3.	The amendment and restatement of our Bylaws following our initial public offering.

Consenting:	11,088,952
Against:	0

4.	The approval of our 2005 Equity Incentive Plan in connection with our initial public offering.

Consenting:	11,088,952
Against:	0

5.	The approval of our 2005 Non-Employee Director Stock Option Plan in connection with our initial public offering.

Consenting:	11,088,952
Against:	0

6.	The approval of our 2005 employee Stock Purchase Plan in connection with our initial public offering.

Consenting:	11,088,952
Against:	0

7.	The approval of two increases to the share reserve under our 1999 Equity Incentive Plan.

Consenting:	11,088,952
Against:	0

8.	The approval of our form of Indemnity Agreement.

Consenting:	11,088,952
Against:	0

Item 5. Other Information

Not applicable

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Website Pros, Inc.
(Registrant)

December 13, 2005	/s/ Kevin M. Carney
Date	Kevin M. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended