Form 10-Q/A
period 2005-09-30
WEBSITE PROS INC
filed 2005-12-16
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Common Stock, par value $0.001 per share, outstanding as of November 30, 2005: 16,496,299

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on December 13, 2005 to set forth the correct number of shares of our Common Stock, par value $0.001 per share, outstanding as of November 30, 2005, as set forth on the facing page to this Quarterly Report on Form 10-Q/A.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSITE PROS, INC.
(Registrant)

December 16, 2005	/S/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

3

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

4