Form 10-K
period 2005-12-31
WEBSITE PROS INC
filed 2006-03-08
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51595

Website Pros, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3327894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12735 Gran Bay Parkway West, Building 200, Jacksonville, FL	32258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 680-6600

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2005, the last business day of the registrant’s most recently completed fiscal quarter, was $73,083,724, based upon the closing sale price of the common stock on December 31, 2005. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2006, the registrant had 16,540,607 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

Item 1. Business.

We believe we are a leading provider, based on our number of subscribers, of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. Our primary service offering, eWorks! XL, is a comprehensive package that includes Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. As an application service provider, or ASP, we offer our customers a full range of services and products on an affordable subscription basis. In addition to our primary service offering, we provide a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services. This breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their Websites to those requiring a more robust Internet presence.

Through the combination of our proprietary Website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. With over 51,000 subscribers to our eWorks! XL and premium subscription-based services as of December 31, 2005, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

We primarily sell our services and products to customers identified through strategic marketing relationships with established brand name companies. These companies have large numbers of small and medium-sized business customers and include Discover Financial Services, Inc., or Discover, Network Solutions, and IBM. We have a direct sales force based at our national sales center in Spokane, Washington, that utilizes leads generated by our strategic marketing relationships to acquire new customers. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

In April 2005, we acquired substantially all of the assets of E.B.O.Z., Inc., or EBOZ, and all of the outstanding securities of LEADS.com, Inc., or LEADS.com. We believe the EBOZ acquisition improves our ability to cost-effectively provide Web traffic generation solutions to our customers through the use of Internet banner advertisements, pay-per-click campaign management, and search engine optimization. We believe the LEADS.com acquisition enhances our ability to provide customer leads to locally and regionally focused businesses. The LEADS.com solution is offered through subscription-based packages. These packages can include local pay-per-click advertising, online yellow page advertisement creation, and industry-specific customer leads. While still focused on small and medium-sized businesses, we believe these acquisitions increase the breadth of our offering, enable us to appeal to a broader customer base, and allow us to provide valuable lead generating solutions that could increase the value our customers can derive from our Web services and products.

Our Approach and Solution

We have built our business around a subscription-based ASP model that allows small and medium-sized businesses to affordably outsource their Web services to us. The key elements of our business model and approach are:

Providing Comprehensive Solutions for Small and Medium-Sized Businesses. Our goal is to enable small and medium-sized businesses to outsource their Web services needs to us. Our experience is that many small and medium-sized businesses do not have the in-house expertise to effectively design an Internet presence that will generate adequate traffic to their Websites and increase direct consumer interaction. As a result, our customers look to us to provide these services. Our Web services include, among other features, Website design and publishing, local, regional, and national Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. We believe this combination provides our customers with a comprehensive solution to their Web services needs.

Offering Affordable Subscription-Based Solutions. Because our customer base is value-driven, we provide our Web services on an affordable subscription basis. Our eWorks! XL customers typically pay a recurring monthly fee ranging from approximately $50 to over $100, depending on which services and products they purchased. Additionally, we offer a premium Internet marketing service targeted at businesses with significant spending on local print yellow pages advertising. This service is priced at an average of approximately $375 per month, which we believe is significantly less than the typical cost of traditional campaigns such as half- or full-page print yellow pages advertisements.

Streamlining Operations for Customer Acquisition, Fulfillment, and Support. We utilize proprietary workflow processes and customer relationship management systems, together with a combination of integrated template-driven and specialized Website design tools, to sell, design, and support our Web services and products. We believe this integrated infrastructure has enabled us to significantly reduce the time from initial customer contact to site completion. Our goal is to design a Website and have it complete and visible on the Internet within 72 hours from the time we receive initial information from the customer. Additionally, we have extensive experience promoting, selling, and supporting our Web services and products to small and medium-sized businesses.

Forming and Enhancing Strategic Marketing Relationships. We focus on forming strategic marketing relationships with companies that have large customer bases of small and medium-sized businesses. These companies generate leads for us by providing lists of their customers, conducting e-mail marketing campaigns about our Web services and products, advertising our Web services and products on the Internet, and using other forms of both direct and indirect solicitation. These companies filter the customer lists they provide to us using a number of criteria that we believe indicate when a small or medium-sized business is likely to understand the value of our Web services and products. Our most productive strategic marketing relationships include Discover, Network Solutions, and IBM.

Our Strategy

Our objective is to enhance our position as a leading provider of Web services and products for small to medium-sized businesses. Key elements of our strategy include:

Continuing to Target the Small and Medium-Sized Business Market Segment. We believe the small and medium-sized business market offers us the best opportunity to continue building a leading national Web services company. We believe this is an attractive market because it is large and because these businesses need a comprehensive, affordable solution to their Web services requirements. Our Web services meet critical business needs of these businesses that they often do not have the time, resources, or technical skills to fulfill themselves.

Developing or Acquiring Complementary Services and Technologies. We sell Web services and products that are essential to an effective Internet presence such as local and regional lead generation, search engine optimization, Website search tools, affiliate marketing networks, and Web analytics. While we currently provide many of these services through our relationships and agreements with other vendors, we will seek opportunities either to internally develop some or all of these services and products or acquire businesses that provide them. Additionally, we may seek to acquire companies with existing customer bases in our target market into which we can cross-sell our Web services and products.

Expanding our Distribution Channels. To sell our Web services and products cost efficiently, we capitalize on the connection that organizations with which we have strategic marketing relationships already have with their small and medium-sized business customers. We plan both to expand the scope of our current strategic marketing relationships, as well as to develop additional strategic marketing relationships with organizations that have strong brand recognition with small and medium-sized businesses. We also expect to increase our marketing and sales activities so that a larger proportion of our customers is acquired through increased direct sales and new reseller programs.

Selling Additional Services and Products to Existing Customers. As of December 31, 2005, we had over 51,000 subscribers to our eWorks! XL and premium subscription-based services. As customers build their Internet presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and e-commerce capabilities to our current customers’ Websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

Strengthening Customer Retention. We are dedicated to enhancing customer retention and building lasting relationships with our customers. We believe it is critical to customer retention to target small and medium-sized businesses that already understand the value of the Internet to their success. Improving customer retention also requires maximizing customer loyalty. Therefore, we are focused on customer satisfaction, consistent communication, Web service and product enhancements, and high quality customer service. Additionally, we believe that by educating our existing and prospective customers about the value of our services to their businesses we can build lasting customer relationships.

Extending Our Position as an Affordable ASP. Through the combination of our operational scale and geographical locations, we believe that we have been able to minimize the cost of delivering our Web services and products. Our template-driven processes enable us to handle orders efficiently. We have also strategically located our primary sales and fulfillment facilities in the lower-cost areas of Jacksonville, Florida, and Spokane, Washington, which helps us to better manage our cost of operations even as we expand. In the future, we may look to new international labor markets to further reduce the cost of providing our Web services and products.

Our Services and Products

Our goal is to provide a broad range of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. By providing a comprehensive offering, we are able to sell to customers whether or not they have already established an Internet presence. Our Web services and products can be categorized into the following offerings:

eWorks! XL Subscription-Based Services

Using our proprietary software and workflow enabled processes, we develop and support subscription Web service packages that include a 5, 10, 20, or 40 page semi-custom Website and related services. These comprehensive packages include the tools and functionality necessary for a business to create, maintain, enhance, and market a successful and effective online presence. We build, test, and publish the Websites and provide related services on behalf of our customers. We also provide tutorials and tools for customers to edit and manage their sites themselves. Alternatively, a customer can select from one of several levels of support programs for ongoing management and maintenance of its Website.

Our primary subscription offering is eWorks! XL, a comprehensive Website design and publishing package targeted at getting small and medium-sized businesses online quickly, effectively, and affordably when they have no Internet presence, or a limited one. The package includes a five-page semi-custom Website built on our proprietary self-editing tool, which allows for easy maintenance by the customer. By using our comprehensive package of services, customers eliminate the need to buy, install, or maintain hardware or software to manage their Internet presence. This offering includes a broad set of configuration and customization options using a Web browser.

We build the initial Website for the customer using the content and design information the customer provides. Our goal is to have a customer’s Website visible on the Internet within 72 hours from the time we receive initial information from the customer.

eWorks! XL includes:

•	Initial Site Design. One of our design specialists begins the process by interviewing the customer and collecting data about the customer’s business. Using our NetObjects MatrixBuilder software, we then create a unique Website tailored to the customer’s specific needs using one of our templates. Every site we build goes through an extensive quality review and assurance process prior to being published on the Internet. Additionally, every site undergoes a thorough Website optimization process to enhance search engine placement.

•	Online Marketing. We offer our customers online marketing capabilities that cost-effectively promote their Websites on a local and national basis. The package includes initial submission and ongoing submissions on a regular basis of the customer’s Website to many popular search engines. Additionally, eWorks! XL includes listings in online yellow page directories, banner advertisements, search engine optimization tools, and educational guides targeted to small businesses.

•	E-mail Marketing. We provide an e-mail marketing tool that enables our customers to easily communicate with their customers and prospects. To assist our customers in collecting e-mail addresses, every Website includes a subscription sign-up box for site visitors to provide their e-mail information.

•	Webmail. Every customer receives three e-mail boxes tied to its domain name. Webmail is compatible with MS Outlook and features advanced filtering and search capabilities and automatic mail forwarding and responding.

•	Online Web Tools. eWorks! XL includes advanced online tools such as a forms manager, polling and survey capabilities, a guest book, and site search that offer interactive Website management capabilities.

•	Modifications and Redesign Service. Customers can choose between several different levels of support, which range from having us make ongoing changes to using the self-edit tools we provide. The basic service included with eWorks! XL includes 30 minutes per month of free modification and phone consultation with one of our Web designers.

•	Domain Name Registration. We obtain, purchase, and register a domain name appropriate for the business selected by the customer.

•	Hosting and Technical Support. Our hosting platform offers technology and security designed to ensure the reliable daily operation of a customer’s Website. Our secure Web hosting includes disk storage, daily backups, and a monthly data transfer allotment. We also offer technical support, including services to our customers to provide the information and consultation they need to build and manage an effective online presence.

Premium Subscription-Based Services

In addition to our eWorks! XL subscription-based Web services, we offer a number of premium subscription-based services and functionalities for an additional fee. These premium subscription-based services are available to our eWorks! XL customers, to customers of our custom Website design services and, in most cases, to customers for whom we have not built a Website but who otherwise require these Web services. These premium subscription-based services include:

•	E-Commerce Solutions. We offer a comprehensive set of services that enable businesses to sell their services and products online. Our service offerings include creating the online store catalog and secure shopping cart, establishing an online merchant account and assisting in setting up online payment and order processing.

•	Power Marketing Bundles. Our Power Marketing package is an array of additional services and products we sell to customers that want increased local or national exposure on the Internet. Options include geographically targeted banner advertisements, additional online yellow page listings, and search engine submission tools.

•	Visibility Online. We bundle a number of different services contained in our eWorks! XL package into our Visibility Online offering, which is designed to enhance the effectiveness of an online marketing program for our non-eWorks! XL customers. These services include initial search engine optimization, search engine inclusion, Yahoo! Site Match paid inclusion, listing in Yahoo! Yellow Pages, AOL Yellow Pages Promotional listing, site submission to many popular search engines, banner advertisements, and search submission tools.

•	Internet Yellow Pages. We work with customers to design an advertising program using several Internet yellow page directories. This provides our customers the ability to target specific buyers for their own services and products locally, regionally, or nationally.

•	LEADS.com Total Coverage. We create custom-designed local Internet advertising campaigns for businesses that want to generate business leads in one or more local markets. These Total Coverage campaigns appear on leading local sites such as Yahoo! Yellow Pages, Yahoo! Local Search, Google, Google Local, Switchboard, and Looksmart.

•	Custom Design Extras. We offer several additional custom design features and services, including map and directions pages, external links pages, the ability to increase the number of products listed on a customer’s Website, more advanced Website statistics, database applications, password security, expanded e-mail services, and premium hosting services.

Custom Web Design

We offer complete custom Website design services that provide sophisticated functionality and interactivity beyond those available under eWorks! XL. These sites are typically built for larger, more established customers that have had an Internet presence in the past, or that are designing the first Website with unique specifications. Customers work directly with our experienced Web designers to build a fully customized Website. Additionally, we are able to sell any of our subscription-based Web services and products to our custom Web design customers.

Our team of custom design professionals includes experienced Web designers, programmers, copywriters, and search engine optimization experts who work together to ensure that the customer’s online business objectives are met. Custom sites are built on our NetObjects Fusion software or other sophisticated design tools that provide the flexibility and functionality to meet advanced business needs. Custom sites can include flash, animation, e-commerce solutions, sophisticated interactivity and database functionality.

Web Authoring Software

We offer NetObjects Fusion, our desktop Web authoring software, for businesses that want to design Websites either for themselves or for others. Combining easy-to-use wizards, drag-and-drop simplicity, and design tools, NetObjects Fusion offers the flexibility to be an intuitive Website building software for novices, as well as an advanced tool for Website development professionals. NetObjects Fusion offers features that allow Website professionals to build Websites quickly, while still enabling these professionals to offer the flexibility and functionality their clients often require. NetObjects Fusion includes e-commerce capabilities, database functionality, and image manipulation tools that Website professionals find useful in building clients’ sites.

Operations

We have invested significant time and capital resources in a set of internal processes and proprietary technologies designed to enable high-scale, high-quality mass customization of our Web services.

eWorks! XL

The workflow of our sales and fulfillment process for eWorks! XL is illustrated below.

Utilizing leads provided by our strategic marketing relationships, we identify our new customers through a combination of our outbound and inbound telesales programs. Once our sales specialists have determined that a lead is a potential customer, the customer call is transferred directly to a Web services consultant. In most cases, this transfer takes place immediately so that customer contact is not interrupted. The Web services consultant conducts a Web design interview during which we collect information about the customer, request customer-specific content, and proactively help the customer design an effective Internet presence based on the goals for its business. Several discrete quality checks on each sale help us maximize the quality of the sale.

Using our proprietary workflow process and customer relationship management software, the interview notes and content gathered by our Web services consultants are then transmitted to our national design center. At this point, our design specialists use the notes and content collected, our proprietary design tool and one of hundreds of design templates that can be modified using a wide variety of color themes and graphics to design a semi-custom Website for the customer. After completion of the Website, a separate quality assurance process is automatically triggered by our proprietary workflow process and customer relationship management software. This quality assurance process includes testing of the Website, reviewing notes and customer-supplied content, confirming appropriateness of styles used, and generally ensuring that the quality of the resulting Internet presence is consistent with our high standards. Following quality assurance, the Website is published and hosted, and the customer is notified that the Website is complete.

By utilizing our proprietary workflow process and customer relationship management software, specialized design tools, a large database of design templates, and several years of experience, we have been able to decrease the time of development and increase the utilization rate of our sales, design, and support staff. Our goal is to complete this process, from customer call to initial Website deployment, within 72 hours. After the Website is available on the Internet, we help our customers maintain, modify, and upgrade their Internet presence.

For all of our customers, we also provide periodic newsletters and other informational items to increase our number of customer contact events. We actively seek to interact with our customers a number of times through different media. Through experience and testing, we have found increased contact with customers helps to improve customer loyalty and enhance their understanding of the value of our services and products. We have also initiated several programs to foster customer loyalty, including numerous customer surveys that measure the quality of our service and the effectiveness of our products, a dedicated customer satisfaction team that follows up telephonically with every customer responding negatively to any of our surveys, segmented design experts for handling design changes quickly and professionally, and the introduction of an intensive training curriculum required for all customer care agents.

We maintain two data centers located in Jacksonville, Florida and Spokane, Washington, for most of our internal operations. Servers that provide our customers’ Website data to the Internet are located within a third-party co-location facility located in Jacksonville, Florida. This co-location facility has a secured network infrastructure including intrusion detection at the router level. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facility is secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facility is staffed 24 hours a day, 7 days a week, with experts to manage and monitor the carrier networks and network access. The co-location facility staff provides 24-hour security through camera-controlled views of our equipment. The co-location facility provides multiple Internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facility is provided through multiple uninterruptible power supply and generator systems should power supplied by the Jacksonville Electrical Authority fail. We plan to renew our agreement with the co-location facility which expires on April 1, 2006.

Customer data is redundant through the use of multiple application and Web servers. Customer data is backed up to other disk arrays with fail-over to help ensure high availability. Customer data is also maintained at our national design center and can be republished from archival data at any time through our Oracle 9i database system. Currently, this process could take approximately 24 hours. Our financial system reporting also uses our redundant Oracle systems and can be reconstituted in approximately 12 hours.

We are currently working with our co-location provider to establish a disaster recovery backup operation at one of the provider’s alternative locations. This would provide a working fail-over site to prevent a disruption of our customers’ Websites should the Jacksonville co-location site become unavailable. The facilities are connected by fiber-optic rings to our co-location provider’s other centers.

LEADS.com Total Coverage

Potential customers for our Total Coverage Internet advertising packages are identified primarily using an outbound telesales program based in Manassas, Virginia. This program targets businesses with established traditional print yellow pages advertising campaigns. Customers who purchase our Total Coverage offering are interviewed and advertising information is entered into our proprietary publishing system. Local advertisements are then customized for several distribution platforms, such as Yahoo! Yellow Pages and Google search, and then published to these platforms. Customers receive a monthly report that tracks the number of impressions, clicks, and calls generated by each advertisement that we place on their behalf.

Technology

Our hardware and software infrastructure provides an advanced set of integrated tools for design, service, modifications, and billing. NetObjects MatrixBuilder enables Website design, end user modification and administration, and includes a variety of other tools accessible by our customers. Our Oracle-based proprietary workflow processes and customer relationship management software, which we developed internally, helps ensure that our production staff provides timely and efficient design services and helps us to efficiently and cost-effectively manage our customer base.

Our proprietary workflow processes and customer relationship management software enables us to build, maintain, and track large numbers of customer Websites. The configuration of software and hardware includes four key modules:

•	Account Management. The account management module facilitates the creation and maintenance of a customer account and the consolidation, either manually or electronically through external submission,

of pertinent customer demographics, product specifics, and billing information. We track critical aspects of customer activity, which allows customer service representatives to have immediate access to a customer’s complete account history.

•	Design Tool. Our design tool, NetObjects MatrixBuilder, is browser based, supports major Web services standards, and can be easily co-branded or private labeled for an organization with which we have a strategic relationship. NetObjects MatrixBuilder is template-based, yet can provide thousands of different Website styles by using hundreds of design templates that can be modified using a wide variety of color themes and graphics. The design tool generates the HTML code, so no manual coding is required, and facilitates the generation of a domain name registration, an e-commerce storefront, and a number of other extended and value added services that our customers can access from any Web browser.

•	Workflow Module. The workflow module expedites service and product delivery by automatically determining the required production path, such as design, quality control, or submission to search engines, based on the specific attributes of the customer or service. The workflow module also controls production flow through our organization, enabling our design and customer support staff to individually service our Website customers either by routing their work automatically to the correct department or handling the request themselves.

•	Billing Module. The billing module enables us to bill our subscription and custom design customers directly or to bill a third party in the aggregate for its end users. The billing module is integrated with a number of transaction processing tools enabling support for many different payment types.

•	LEADS.com Publishing and Tracking System. We operate a proprietary publishing and tracking system that allows the automated building, publishing, and tracking of advertisement campaigns. These campaigns currently are published on Yahoo!, Google, AOL, Switchboard, Looksmart and other sites affiliated with these providers.

Sales Channels

Sales of Subscription Services

Our sales organization for our subscription Web services and products comprises several distinct sales channels, including:

Outbound Telesales. The organizations with which we have strategic marketing relationships provide us with lists of their small and medium-sized business clients who meet a broad set of criteria. We analyze these customer lists to determine which of these customers best match our criteria for long-term clients. Our sales specialists call these prospective customers during regular business hours to discuss their Web services needs. We believe the brand and affinity relationship these prospective customers have with the parties with which we have strategic marketing relationships enhances our ability to reach a decision maker, make a presentation, have our offer considered, and close the sale during the initial call.

As of December 31, 2005, we had 135 employees in our outbound telesales unit located in our national sales center in Spokane, Washington and 28 employees in our outbound LEADS.com telesales unit located in Manassas and Norton, Virginia. With the benefit of having conducted several years of outbound telesales activities, we have significant management, business process, training, and product expertise within our sales team. Additionally, we employ practices designed to optimize the management of our employees and increase their sales performance.

Inbound Telesales. We maintain a separate team of sales specialists specifically focused on responding to inbound inquiries generated by programs initiated by us and the organizations with which we have strategic marketing relationships. We and these organizations employ a mix of e-mail, direct mail, Website, and other marketing efforts to help promote our services to prospective clients. As of December 31, 2005, we had 9 employees in our inbound telesales unit.

Reseller Program. Several of the parties with which we have strategic marketing relationships have their own direct sales organizations. We have worked closely with these resellers to develop sales support and fulfillment processes that integrate with the resellers’ sales, service, support, and billing practices. Additionally, we provide these resellers with training and sales materials to support the Web services being offered. Companies that currently resell our services and products through their sales organizations include Network Solutions and Register.com.

Sales of NetObjects Fusion

We sell NetObjects Fusion through direct sales, original equipment manufacturer, or OEM, software bundles, and retail and reseller distribution.

Direct Sales. We sell NetObjects Fusion through strategic e-mail marketing campaigns aimed at users of prior versions of the software, people that use the product on a trial basis, newsletter subscribers, and Website visitors. In Europe, we also utilize magazine covermounts, which European magazines utilize to differentiate themselves. With a covermount, a copy of an older version of NetObjects Fusion is provided free with the purchase of the magazine. We require the recipient of the free version to register with us directly to be able to use the free copy of the software. The new user of the software becomes a prospect for new versions of NetObjects Fusion and for the other software products we offer.

OEM Software Bundles. A number of OEMs are offering NetObjects Fusion as part of their packaged product offerings. As needed, we customize the NetObjects Fusion application to meet the OEM’s specifications and to feature the OEM’s products and brands within the software. Typically, an older version of NetObjects Fusion is offered through OEM bundles, which we believe facilitates later sales of newer versions to these users. The OEMs with which we currently work include Deutsche Telekom and Ritz Camera.

Retail and Reseller Distribution. We work with resellers in the United States, Europe and Australia to sell NetObjects Fusion. These distributors supply smaller resellers, retailers and value added resellers in their markets with NetObjects Fusion.

Strategic Marketing Relationships

A key part of our sales strategy is to leverage the brand and distribution of organizations with which we have strategic marketing relationships to sell our Web services and products. We have developed strategic marketing relationships with well-known, brand name companies, including Discover, Network Solutions, and IBM. We create sales material with each of these organizations, highlighting our Web services and products while also leveraging their brand. Then, on behalf of these companies, we initiate programs where our sales representatives directly contact their small and medium-sized business customers using telesales solicitation, direct mail, and online contact.

Pursuant to our agreement with Discover, Discover provides us with customer lists and related billing services, and we share revenue derived from sales of our Web services and products to customers derived from Discover’s lists. Our agreement with Discover is terminable by Discover or us on short notice, and expires pursuant to its terms in November 2006. Similarly, our agreements with Network Solutions and IBM also involve revenue sharing and are terminable on short notice.

Customers attributable to our strategic marketing relationship with Discover, Network Solutions, and IBM represented approximately 65%, 5%, and 5%, respectively, of our total revenue during the year ended December 31, 2004 and approximately 57%, 8%, and 2%, respectively, for the year ended December 31, 2005. IBM, in addition to making its customer list available to us for a sales program, historically has been a key reference for us and has facilitated other strategic marketing relationships.

We offer a number of benefits to the companies with whom we have established strategic marketing relationships. First, they are able to increase their revenue through the marketing fees we pay them. Second, we allow these companies to offer a comprehensive solution for delivering Web services to their small and medium-sized business customers. This can result in increased loyalty of their customer base and an overall strengthening of their customer relationships. Third, by providing our Web services to their customers through us, we enable them to differentiate their offering from that of their competitors.

Marketing

We engage in a variety of marketing activities to increase awareness of our services and products, to sell additional services and products to our existing customer base, and to enhance the value we provide to small business entities. Our marketing activities include:

•	Targeted e-mail and direct response campaigns to prospects and customers;

•	Search engine advertising;

•	Electronic customer newsletters;

•	Website Pros, LEADS.com, and NetObjects Fusion corporate Websites;

•	Online customer tutorials; and

•	Affiliate programs.

Customers

We generally target small and medium-sized businesses having fewer than 100 employees. These customers normally are focused on regional or local markets. We seek to create long-term relationships with our customers, who cover a diverse set of industries and geographies in the United States. Our customers fall into over 80 discrete industry classification categories. As of December 31, 2005, the ten largest categories consisted of restaurants, automobile repair and services, clothing accessories and footwear, salons and barbershops, gift, novelty and promotional items, business and professional services, plumbing and HVAC, construction, jewelry and time pieces and furniture. As of December 31, 2005, we had over 51,000 subscribers to our eWorks! XL and premium subscription-based services.

We also target small and medium-sized businesses with significant monthly spending on local print yellow pages advertising. We seek to create long-term relationships with these businesses by helping them find new customers at a significantly lower cost per lead compared to traditional print yellow pages marketing campaigns.

Third-Party Providers

We offer some of our services to our customers through third-party technology vendors, which helps us to expand our services and create additional revenue opportunities. The following table provides an overview of some of our current third-party providers:

Company	Technology or Service

AOL (Mapquest)	Mapping services

Constant Contact	E-mail marketing

eBay (Kurant)	E-commerce storefront software

eBay (PayPal)	E-commerce payment systems

Google	Local and national search engine submission

Google (Urchin)	Website analytics

Network Solutions	Domain name services and security certificate services

Switchboard	Online directory / yellow pages

Yahoo!	Yahoo!’s Internet yellow pages

Yahoo! (Overture)	Search engine submission services (Alltheweb, AltaVista, Excite)

We do not have long-term contracts with any of these third parties. Accordingly, we or any of these providers can terminate the relationship at any time, for any reason or no reason, on short notice, often as little as 30 days. If any of these relationships terminate, we may need to seek an alternative provider of services or develop the covered services independently.

Competition

The market for Web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, Website designers, Internet service providers, Internet search engine providers, local business directory providers, Website domain name registrars, and hosting companies. These competitors may have greater resources, more brand recognition, and larger installed bases of customers than we do, and we cannot assure you that we will be able to compete favorably against them. Our NetObjects Fusion software has three principal competitors: Microsoft FrontPage, Macromedia Dreamweaver, and Adobe Go Live.

We believe the principal competitive factors in the small and medium-sized business segment of the Web services industry include:

•	Ability to reference strategic partners;

•	Value and flexibility of the service offerings;

•	Brand name and reputation;

•	Price;

•	Quality of customer support;

•	Speed of customer service;

•	Ease of implementation, use, and maintenance; and

•	Industry expertise and focus.

Intellectual Property

Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We do not own any patents. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third party contractors to help develop our software and to design Websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

We also have an ongoing service mark and trademark registration program pursuant to which we register some of our product names, slogans and logos in the United States and in some foreign countries. License agreements for our software include restrictions intended to protect our intellectual property. These licenses are generally non-transferable and are perpetual. In addition, we require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements and to assign to us in writing all inventions created while working for us. Some of our products also include third-party software that we obtain the rights to use through license agreements. In such cases, we have the right to distribute or sublicense the third-party software with our products.

Employees

As of December 31, 2005, we had a total of 405 full-time employees. Of our full-time employees, 189 are in direct sales, of which 163 are in outbound telesales, 9 are in inbound telesales, and 17 are in management and support functions. Of the remaining full-time employees, 6 are in channel business development, 8 are in marketing and product management, 30 are in general and administration, 30 are in engineering and product development, and 142 are in customer care and Web services production. In addition to our full-time employees, we also had 19 contracted offshore developers, 17 contracted Web services designers and editors, and 3 part-time employees. None of our employees are represented by unions. We consider our relationships with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Corporate Information

Website Pros, Inc. was incorporated under the General Corporate Law of the State of Delaware on March 2, 1999. Our principal officers are located at 12735 Gran Bay Parkway West, Building 200, Jacksonville, Florida 32258. Our telephone number is (904) 680-6600 and our Website is located at www.websitepros.com. Our Website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.

We make available free of charge on or through our Internet Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

Item 1A. Risk Factors.

We depend primarily on a small number of strategic marketing relationships—and one key strategic marketing relationship in particular—to identify prospective customers. The loss of one or more of our strategic marketing relationships, or a reduction in the referrals and leads they generate, would significantly reduce our future revenue and increase our expenses.

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 93% of our new customers in the year ended December 31, 2005, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

Our strategic marketing relationship with Discover Financial Services, Inc., or Discover, is particularly important to us and accounted for approximately 73% of our new customers in the year ended December 31, 2005. Customers attributable to our relationship with Discover represented approximately 57% of our total revenue during the year ended December 31, 2005. We expect that customer relationships enabled by our strategic marketing relationship with Discover will continue to account for a significant portion of our new customers and our revenue in the future. Discover is under no obligation to continue to contract with us or continue this strategic marketing relationship, and either Discover or we can terminate our agreement with short notice and no penalty. Additionally, this agreement expires pursuant to its terms in November 2006, and we cannot assure you that the agreement will be extended or renewed. We therefore cannot assure you that we will continue to have a relationship with Discover. If our strategic marketing relationship with Discover ends, we will need to take remedial measures to generate customer leads, which could be expensive, and if such efforts fail, our business would be materially harmed.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2004 and 2005, 56% and 52%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on small and medium-sized businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small and medium-sized businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our stock price.

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

Although we generated net income for the years ended December 31, 2004 and 2005, we have not historically been profitable, were not profitable in any other period since our inception, and may not be profitable in future periods. As of December 31, 2005, we had an accumulated deficit of approximately $68.0 million. We expect that our expenses relating to the sale and marketing of our Web services, to technology improvements and to general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 305 full-time employees as of December 31, 2004, to 405 full-time employees as of December 31, 2005. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

We cannot assure you what the market price of our common stock will be or that a public market for our common stock will be sustained.

Our common stock has only recently become publicly traded, and we cannot assure you that a public market for our common stock will be sustained. We cannot predict the extent to which investor interest will lead to the development of an active and liquid trading market.

Our stock price may be volatile, and you may lose some or all of your investment.

The trading price of our common stock has fluctuated and may in the future be subject to wide fluctuations. Factors affecting the trading price of our common stock may include, among other things:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales of our common stock, including sales by officers, directors and funds affiliated with them; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, our common stock is listed on the NASDAQ National Market. There are continuing eligibility requirements for companies listed on the NASDAQ National Market. If we are not able to continue to satisfy the eligibility requirements of the NASDAQ National Market, then our stock may be delisted. This could result in a lower price of our common stock and may limit the ability of our stockholders to sell our stock, any of which could result in your losing some or all of your investment.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

There may be an adverse effect on the market price of our stock as a result of shares being available for sale in the future.

As of December 31, 2005, we had approximately 16,509,602 shares of common stock outstanding. Of these shares, 6,805,924 shares are freely tradable, 6,712,499 shares will be eligible for sale following the expiration of lock-up agreements on or about May 1, 2006, and 2,991,179 shares will become available for sale in the public market on subsequent dates. Friedman, Billings, Ramsey & Co., Inc., on behalf of the underwriters, may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sale of shares in the public market. Moreover, the holders of 6,670,406 shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file ourselves or for other stockholders. We also have registered up to 6,347,667 shares of our common stock that are subject to outstanding stock options or reserved for issuance under our equity incentive plans, and these shares can be freely sold in the public market upon issuance if not otherwise subject to lock up or other restrictions. If any of these stockholders cause a large number of securities to be sold in the public market, or the market perceives that these holders intend to sell a large number of securities, the sales or perceived sales could result in a substantial reduction in the trading price of our common stock or impede our ability to raise future capital.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2005, our executive officers, directors, and principal stockholders, in the aggregate, beneficially own approximately 49% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors, and principal stockholders.

Provisions in our amended and restated certificate of incorporation and bylaws or under Delaware law might discourage, delay, or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed for cause and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of blank check preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay, or prevent a change of control of our company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters and principal administrative, finance, and marketing operations are located in approximately 41,149 square feet of leased office space in Jacksonville, Florida under a lease that expires in March 2008. We also have 15,931 square feet of leased office space for our national sales center in Spokane, Washington under a lease that expires in June 2007, 1,820 square feet of leased office space in Los Angeles, California under a lease that expires in February 2008, 24,081 square feet of leased office space in Manassas, Virginia under a lease that expires in September 2014 and 10,934 square feet of leased office space in Norton, Virginia under a lease that expires in October 2007.

Item 3. Legal Proceedings.

We are not currently involved in any legal proceedings. From time to time we may be involved in litigation relating to claims arising out of our operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the Nasdaq National Market on November 1, 2005 under the symbol “WSPI.” The following table sets forth the high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
2005
Fourth Quarter (ended December 31, 2005)	$10.50	$8.11

The closing price for our common stock as reported by the Nasdaq National Market on February 24, 2006 was $11.25 per share. As of February 24, 2006, there were approximately 95 stockholders of record of our common stock, not including those shares held in street or nominee name.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. None of our outstanding capital stock is entitled to any dividends.

On November 1, 2005, our registration statement on Form S-1 (Registration No. 333-124349), registering 4,800,000 shares of our common stock, $0.001 par value, for sale by us and 2,000,000 shares of our common stock, $0.001 par value, for sale by selling stockholders, was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. Friedman, Billings, Ramsey & Co., Piper Jaffray & Co and RBC Capital Markets Corporation acted as the managing underwriters for the offering. On November 7, 2005, we completed the offering at $10.00 per share. The aggregate purchase price, before expenses, to us was $44.6 million and we incurred $3.0 million in expenses, resulting in net proceeds from the offering of $41.6 million. None of the proceeds have been used and are reported at December 31, 2005 as cash and cash equivalents. Neither our directors, officers and affiliates nor persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

We expect to use the net proceeds for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire businesses, services, products, or technologies complementary to our current business, although we have no specific acquisitions planned. We can not specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amounts we actually expend for these purposes many vary significantly and will depend on a number of factors including the growth of our revenue, the type of efforts we make to refine our core technology and enhance our services and competitive developments. Accordingly, our management will retain broad discretion in the allocation of the net proceeds. Pending their use the net proceeds will be invested in short-term, interest bearing, investment-grade securities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2005, we sold and issued the following securities which were not registered under the Securities Act of 1933:

(1) From January 1, 2005 through December 31, 2005, we granted options to purchase an aggregate of 1,216,171 shares of our common stock, at a weighted-average exercise price of $9.33 per share, to our employees pursuant to our 1999 Equity Incentive Plan, 2005 Equity Incentive Plan and 2005 Non-employee Directors’ Stock Option Plan. During this period, options to purchase an aggregate of 60,764 shares of our common stock were cancelled without being exercised. Also during this period, options to purchase an aggregate of 67,199 shares of our common stock, with a weighted-average exercise price of $0.73, were exercised.

(2) In February 2005, we sold an aggregate of 420,137 shares of our Series B Convertible Redeemable Preferred Stock, or Series B, to three purchasers at $7.1405 per share, for an aggregate purchase price of $2,999,999. Each share of Series B converted into one share of common stock upon the completion of our initial public offering on November 7, 2005.

(3) In April 2005, we issued 185,524 shares of our common stock to E.B.O.Z., Inc. as consideration for certain assets we acquired pursuant to an asset purchase agreement. For accounting purposes, we valued the consideration received for these shares at $1.1 million.

(4) In April 2005, we issued 2,320,518 shares of our common stock to the stockholders of LEADS.com, Inc., all of whom were accredited investors, pursuant to a plan of merger and reorganization. Additionally, in connection with this transaction we assumed options to purchase 73,241 shares of the our common stock, of which options covering an aggregate of 10,463 shares were canceled without being exercised. For accounting purposes, we valued the consideration received for these shares at $12.9 million.

(5) In August 2005, we issued 20,000 shares of our common stock to E.B.O.Z., Inc. as consideration for an amendment to the asset purchase agreement referenced above, thereby eliminating a future obligation to issue additional shares E.B.O.Z, Inc. For accounting purposes, we valued the consideration received for these shares at $178,000.

The sale and issuance of securities described in paragraph (1) above was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 promulgated thereunder, as these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contract relating to compensation.

The sales and issuances of securities described in paragraphs (2) through (4) above were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D promulgated thereunder, as these sales and issuances did not involve any public offerings. All purchasers of these securities represented that they were accredited investors as defined under the Securities Act of 1933, as amended.

The sale and issuance of securities described in paragraph (5) above was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, as the transaction did not involve a public offering. The purchaser of these securities represented that it was an accredited investor as defined under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$3,890	$13,651	$16,947	$23,402	$37,770
Income (loss) from operations	(21,594)	(6,188)	(1,373)	656	425
Net income (loss)	(21,319)	(6,358)	(1,532)	924	827
Net loss attributable to common stockholders	(21,319)	(6,358)	(1,578)	(370)	(329)
Basic and diluted net loss attributable per common share	$(131.27)	$(1.22)	$(0.27)	$(0.12)	$(0.05)
Basic and diluted weighted average common shares outstanding	162	5,222	5,758	3,002	6,222

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$4,337	$467	$6,282	$6,621	$55,746
Working capital	4,428	(4,151)	2,914	4,926	51,535
Total assets	5,676	6,289	11,869	13,370	76,370
Long-term note payable	584	447	0	0	241
Convertible redeemable preferred stock	64,066	—	9,233	17,454	—
Accumulated deficit	(60,538)	(66,896)	(68,485)	(69,030)	(67,759)
Total stockholders’ equity (deficit)	(60,188)	(956)	(3,153)	(9,191)	68,355

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1A of this Form 10-K under the caption “Risk Factors” and those discussed elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission. Website Pros, Inc. undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Since our incorporation in 1999, we have developed proprietary Internet publishing and management software, automated workflow processes, and specialized workforce development and management techniques that facilitate production efficiencies that we believe enable us to offer sophisticated Web services at affordable rates. Our revenue has increased from $23.4 million in the year ended December 31, 2004 to $37.8 million in the year ended December 31, 2005.

We sell our Web services and products primarily to customers identified through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers, including Discover Financial Services, Inc., or Discover, Network Solutions, and IBM. As an application service provider, we offer our customers a full range of Web services and products on a subscription basis. As of December 31, 2005, we had over 51,000 subscribers to our eWorks! XL and premium subscription-based services, an increase from approximately 41,000 subscribers to these services at December 31, 2004.

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

Change in Accounting Principle

Prior to April 1, 2005, we accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Effective April 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123,” or SFAS No. 148, which requires that we value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. The adoption of this standard was applied using the retroactive restatement method as defined in SFAS No. 148. Accordingly, all prior periods presented have been retroactively restated to reflect compensation cost under the fair value based accounting method in SFAS No. 123 for all options granted, modified or settled in fiscal years beginning after December 15, 1994. The table below sets forth the effect of the retroactive restatement of prior periods:

	2003	2004
	(in thousands, except per share amounts)
Income (loss) before extraordinary item:
Restated for adoption of SFAS No. 123	$(1,532)	$715
Previously reported	$(1,487)	$121
Net income (loss):
Restated for adoption of SFAS No. 123	$(1,532)	$924
Previously reported	$(1,487)	$330
Net loss attributable to common shareholders:
Restated for adoption of SFAS No. 123	$(1,578)	$(370)
Previously reported	$(1,533)	$(964)
Basic and diluted net loss attributable per common share:
Restated for adoption of SFAS No. 123	$(0.27)	$(0.12)
Previously reported	$(0.27)	$(0.32)

Sources of Revenue

We derive our revenue from sales of subscriptions, licenses, and services to our customers. Our revenue generally depends on the sale of a large number of subscriptions to small and medium-sized businesses. Most of these sales are generated by leads provided by a relatively small number of companies with which we have strategic marketing relationships. Customers acquired through our strategic marketing relationship with Discover accounted for 65% and 57% of our revenue in the years ended December 31, 2004 and December 31, 2005, respectively.

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

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the year ended December 31, 2005 subscription revenue accounted for more than 86% of our total revenue as compared to 83% for the year ended December 31, 2004. Subscription revenue is driven primarily by the number of paying subscribers to our Web services and the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. Subscription revenue increased as a percentage of total revenue during the years ended December 31, 2004 and 2005, as our principal business focus has been, and continues to be, on growing our subscription customer base. We expect other sources of revenue to continue to decline as a percentage of total revenue over time.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 and other related generally accepted accounting principles.

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Thus, we recognize subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual, or annual basis, at the customer’s option. For all of our customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue on a daily basis over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

License revenue is derived from sales of software licenses directly to end-users as well as through value-added resellers and distributors. Software may be delivered indirectly by a distributor, through download from our Website, or directly to end-users by our company. We recognize revenue generated by the distribution of software licenses directly by us in the form of a boxed software product or a digital download upon sale and delivery to the end-user. End-users who purchase a software license online pay for the license at the time of order. We do not offer extended payment terms or make concessions for software license sales. We recognize revenue generated from distribution agreements where the distributor has a right of return as the distributor sells and delivers software license product to the end-user. We recognize revenue from distribution agreements where no right of return exists when a licensed software product is shipped to the distributor. In arrangements where distributors pay us upon shipment of software product to end-customers, we recognize revenue upon payment by the distributor. We are not obligated to provide technical support in connection with software licenses and do not provide technical support services to our software license customers. Our revenue recognition policies are in compliance with Statement of Position 97-2 (as amended by SOP 98-4 and SOP 98-9), “Software Revenue Recognition.”

Professional services revenue is generated from custom Website designs. Our professional services revenue from contracts for custom Website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services.

We account for our multi-element arrangements, such as in the instances where we design a custom Website and separately offer other services such as hosting and marketing, in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables.” We identify each element in an arrangement and assign the relative fair value to each element. The additional services provided with a custom Website are recognized separately over the period for which services are performed.

Allowance for Doubtful Accounts

In accordance with our revenue recognition policy, our accounts receivable are based on customers whose payment is reasonably assured. We monitor collections from our customers and maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. While credit losses have historically been within our expectations and the provisions established in our financial statements, we couldn’t guarantee that we will continue to experience the same credit loss rates that we have in the past. Because we have a large number of customers, we do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our consolidated financial position.

We also monitor failed direct debit billing transactions and customer refunds and maintain an allowance for estimated losses based upon historical experience. These provisions to our allowance are recorded as an adjustment to revenue. While losses from these items have historically been minimal, we cannot guarantee that we will continue to experience the same loss rates that we have in the past.

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to SFAS No. 123.” Stock-based compensation is amortized over the related vesting periods.

Valuation at the Time of Grant. We granted to our employees options to purchase common stock at exercise prices equal to the values of the underlying stock at the time of each grant, as determined by our board of directors. Our board determined these values principally based upon valuations performed by management as well as arms-length transactions involving our common and preferred stock. We did not obtain contemporaneous valuations by an unrelated valuation specialist, because prior to December 2003, our efforts were focused on product and business development and the financial and managerial resources for doing so were limited. During and subsequent to December 2003, we completed several arms-length preferred stock and common stock transactions and believed that they represented the best indication of the fair value of our stock.

Reassessment of Fair Value. As described above, at the time we granted stock options, we believed that the per share exercise price of the shares of common stock subject to options represented the fair value of that stock as of the grant date. However, in connection with the preparation of the financial statements for our initial public offering and solely for the purposes of accounting for employee stock-based compensation, we reconsidered the fair value of the equity awards. We noted that the fair value of the shares subject to the equity awards granted during this period, as determined by our board of directors, was less than the potential valuations implied by comparable company multiples that our underwriters were identifying for us in connection with our preparations for the offering. We believed we should not ignore the discrepancies in valuation in determining the fair value of the equity awards. As a result, we applied hindsight to reassess the fair value of our common stock for all equity awards granted in 2003 and 2004.

In reassessing the fair value of the shares of common stock underlying the equity awards granted in 2004 and 2005, our board of directors considered a combination of valuation methodologies, including income, market, and transaction approaches, that it believed was consistent with the practices recommended by the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the practice aid.

We used a transaction-based method to reassess the fair value of the common stock underlying the equity awards granted from November 2003 to May 2004, as our board reviewed the guidance set forth in the practice aid and determined that the recently completed arms-length cash transactions with unrelated parties for the issuances and repurchases of our equity securities represented observable prices that serve the same purpose as a quoted market price. Additionally, we employed each of the market and income approaches as set forth in the practice aid for grants made on August 20, 2004, December 1, 2004, April 6, 2005, June 15, 2005 and August 9, 2005, which were the dates on which we made the most significant option grants in the respective quarters. Based upon an analysis of the assumptions required to be made in, and the results of, each of these methods, we concluded that the transaction-based method resulted in the best estimate of fair market value for grants made in November 2003 and in the period from March 2004 through May 2004. We concluded that the market value approach did not yield the best estimate of fair value, as there were no exact market comparables. As there were no recently completed arms-length transactions with unrelated parties involving the same underlying security, we concluded that the income approach yielded the best estimate of fair value during the period from June 2004 through August 2005.

In applying this reassessment methodology to value the shares of common stock underlying the awards granted since November 2003, our board grouped the awards into six categories based on chronology: awards granted in November 2003; awards granted in March 2004 through May 2004; awards granted in June 2004 through August 2004; awards granted in September 2004 through December 2004; awards granted in January 2005 through May 2005; and awards granted in June 2005 through August 2005.

Equity awards granted in November 2003. For equity awards granted in November 2003, our board noted that we had completed a significant arms-length repurchase of common stock in December 2003 at a price of $1.45 per share for 461,156 shares, representing the entire holdings of an existing shareholder. Our board determined the fair value of the securities underlying the awards granted in this period to be $1.45 per share.

Equity awards granted in March 2004 through May 2004. For equity awards granted in March 2004 through May 2004, our board noted that we had completed significant arms-length repurchases of common stock at observable prices. During January 2004, we repurchased an aggregate of 201,207 shares at a price of $1.90 per share. In February and March 2004, we repurchased 2,464,229 shares from 30 stockholders at $2.16 per share. Based upon these transactions, our board determined the fair value of the securities underlying the awards granted in this period to be $2.16 per share.

Equity awards granted in June 2004 through August 2004. For equity awards granted in June through August 2004, our board determined that the income approach yielded the best estimate of fair value. We employed the discounted cash flow method as described in the practice aid based upon financial models reviewed by our board of directors and underlying a 11-year cash flow forecast. We determined the appropriate discount rate by considering our stage of development, venture capital portfolio return, and weighted average cost of capital studies outlined in the practice aid, as well as our own independent calculations of weighted-average cost of capital. We used a discount rate of 32.5%, representing the low end of the range suggested by studies in the practice aid for companies in the second stage or expansion stage of development, as we had not entered the Bridge/IPO stage described in the practice aid but had been delivering services to customers for several years. In each of our discounted cash flow analyses, we used a growth rate implicit in the terminal value of 6%.

Equity awards granted in September 2004 through December 2004. For equity awards granted in September 2004 through December 2004, using the income approach described above, we prepared similar discounted cash flow analyses using a discount rate of 25%, representing the low end of the range suggested by studies referenced in the practice aid for companies in the Bridge/IPO stage of development. As our board of directors had determined to pursue an initial public offering and was actively seeking an additional round of private financing in December 2004, we believe that this discount rate is appropriate.

Equity awards granted in January 2005 through May 2005. For equity awards granted in January 2005 through May 2005, using the income approach described above, we prepared similar discounted cash flow analyses using a discount rate of 22.5%. Based upon our continued performance and the anticipated filing of our registration statement, we determined that a further decrease in the discount rate from 25% to 22.5% was warranted.

Equity awards granted in June 2005 through August 2005. For equity awards granted between June 2005 and August 2005, using the income approach described above, we prepared similar discounted cash flow analyses using a discount rate of 21% for June 2005 and 20.5% for July and August 2005. Based upon our continued performance and advancement of our registration process, we determined that a further decrease in the discount rate from 22.5% was warranted.

The table below summarizes our options granted during the years ended December 31, 2004 and 2005:

Month	Number of Shares		Exercise Price Per Share	Fair Value Per Share
March 2004	8,700		$2.15	$2.15
April 2004	1,800		2.15	2.15
May 2004	2,400		2.15	2.15
June 2004	2,700		2.15	3.55
July 2004	1,800		3.25	3.55
August 2004	128,600		3.25	3.55
September 2004	2,700		3.25	6.00
October 2004	4,200		4.45	6.00
November 2004	6,800		4.45	6.00
December 2004	80,000		4.45	6.00
April 2005	728,799		9.00	7.10
April 2005	73,241	(1)	4.50	7.10
May 2005	82,200		9.00	7.10
June 2005	47,199		9.60	8.25
July 2005	5,700		10.10	8.90
August 2005	98,400		10.65	8.90
November 2005	76,674		10.01	10.01
November 2005	160,000		10.00	10.00
December 2005	17,200		8.70	8.70

	1,529,113

(1)	Consists of options assumed by us in connection with the LEADS.com acquisition.

In November 2003, our board of directors authorized the repricing of options exercisable for an aggregate of 136,968 shares of common stock, representing all outstanding stock options with an exercise price of greater than $2.00 per share, to have an exercise price of $2.00 per share. We recognized no stock-based compensation expense related to the repricing, as the fair value of the awards did not increase as a result of the repricing.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to three years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. While we believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future operating results. See Note 5 to our consolidated financial statements included in this prospectus.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the acquired company’s then-current assets, purchased technology, property and equipment, and liabilities. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed, was allocated to goodwill. The fair value of amortizable intangibles, primarily consisting of purchased technology, was determined using a replacement cost analysis and an estimate of discounted future cash flows related to the technology. Actual future cash flows from purchased technology could differ from estimated future cash flows. The allocation between amortizable intangibles and goodwill affects future amortization expense in our financial statements.

In connection with the LEADS.com and EBOZ acquisitions, we recorded intangible assets of $3.5 million and goodwill of $10.7 million. These intangible assets are being amortized over periods ranging from 9 months to three years. We expect amortization expense with respect to these intangible assets will total approximately $639 thousand, $561 thousand, and $173 thousand for the years ended December 31, 2006, 2007 and 2008, respectively.

Provision for Income Taxes

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carry forwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. At December 31, 2005, we recorded a full valuation allowance based on our belief that available objective evidence created sufficient uncertainty regarding the realizability of our deferred tax assets. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists and that liability is measurable.

Results of Operations

The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenue for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Revenue:
Subscription	78%	83%	86%
License	17	15	10
Professional services	5	2	4

Total revenue	100	100	100
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	40	42	40
License	6	3	3
Professional services	4	3	3
Stock-based compensation	—	0	0

Total cost of revenue	50	48	46

Gross profit	50	52	54
Operating expenses:
Sales and marketing	33	29	25
Research and development	6	5	5
General and administrative	16	13	17
Stock-based compensation	0	0	2
Depreciation and amortization	3	2	5

Total operating expenses	58	49	54
Income (loss) from operations	(8)	3	0

Interest, net	(1)	0	1
Other income (expense)	(0)	—	—

Income (loss) before extraordinary item	(9)	3	1

Extraordinary item	—	1	—

Net income (loss)	(9)%	4%	1%

The following table sets forth, for each component of revenue, the cost of the revenue expressed as a percentage of the related revenue for each of the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Cost of subscription revenue	51%	51%	46%
Cost of license revenue	35	21	26
Cost of professional services revenue	69	110	81

Comparison of Years Ended December 31, 2004 and 2005

Total revenue increased 61% from $23.4 million in the year ended December 31, 2004 to $37.8 million in the year ended December 31, 2005.

Subscription Revenue. Subscription revenue increased 68% from $19.4 million in the year ended December 31, 2004 to $32.6 million in the year ended December 31, 2005. Approximately $3.2 million of subscription revenue growth was driven by an expansion of our subscription package to include additional Web services and related price increases to our subscription customers. Approximately $4.8 million of the increase in subscription revenue was attributable to the addition of the LEADS.com products. Approximately $551 thousand of the increase in the subscription revenue was generated from customer relationships attributable to the acquisition of the EBOZ product. Approximately $4.6 million of the increase in subscription revenue was due to an increase of approximately 24% in the total number of subscribers to our eWorks! XL and premium subscription-based services from approximately 41,000 as of December 31, 2004 to over 51,000 as of December 31, 2005. Our net subscriber additions increased 24% from 8,028 for the year ended December 31, 2004 to 9,970 for the year ended December 31, 2005. The increase in our total subscriber base and our net subscriber additions can be primarily attributed to an increase in our Spokane outbound telesales staff from 123 to 135 as of December 31, 2004 and 2005, respectively. The subscribers and net subscriber addition numbers described above exclude customers of services provided through LEADS.com and EBOZ that do not also subscribe to our eWorks! XL or other premium subscription-based services.

The average monthly turnover for the last four quarters decreased from 6.4% in the year ended December 31, 2004 to 6.0% in the year ended December 31, 2005, which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover excludes LEADS.com and EBOZ customer turnover.

License Revenue. License revenue increased 13% from approximately $3.4 million in the year ended December 31, 2004 to approximately $3.9 million in the year ended December 31, 2005. The year ended December 31, 2005 included a significant increase in revenue as compared to other periods associated with the release of our NetObjects Fusion version 9.0.

Professional Services Revenue. Professional services revenue increased 138% from $562 thousand in the year ended December 31, 2004 to $1.3 million in the year ended December 31, 2005. This increase was partially due to the implementation of a custom Website development program with additional third parties that generated $175 thousand and self generated leads that generated $137 thousand in additional professional services revenue in the year ended December 31, 2005. Additionally, the remaining increase was due to revenue growth of $426 thousand in the year ended December 31, 2005 from existing strategic marketing relationships.

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue increased 52% from $9.9 million in the year ended December 31, 2004 to $15.0 million in the year ended December 31, 2005. The increase in costs was primarily the result of the growth in the number of paying subscribers to our eWorks! XL and premium subscription-based services from the year ended December 31, 2004 compared to the year ended December 31, 2005. This subscriber growth resulted in an increase of $1.5 million in the absolute amount of marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in increased compensation and subcontractor expenses of $459 thousand associated with our Website development and customer support staff, an increase of $143 thousand related to call lists and online advertising and an increase of $168 thousand in billing costs. In addition, during the year ended December 31, 2005, cost of subscription revenue increased by $2.6 million related to subscription revenue generated from our LEADS.com acquisition on April 22, 2005. An additional $267 thousand of cost of subscription revenue was related to subscription revenue generated from customer relationships acquired through our EBOZ acquisition on April 19, 2005. Although our cost of subscription revenue increased from 2004 to 2005, the gross margin on subscription revenue increased from 49% during the year ended December 31, 2004 to 55% during the year ended December 31, 2005, as we continue to leverage our website development and customer support costs over a growing base of subscribers.

Cost of License Revenue. Cost of license revenue increased 41% from $719 thousand in the year ended December 31, 2004 to $1.0 million in the year ended December 31, 2005. The increase was due to an increase of $101 thousand in manufacturing costs and $120 thousand in marketing services. Gross margin decreased from 79% in the year ended December 31, 2004 to 74% in the year ended December 31, 2005 due to fewer software downloads during 2005 and sales incentives offered during the year ended December 31, 2005.

Cost of Professional Services Revenue. Cost of professional services revenue increased 75% from $620 thousand in the year ended December 31, 2004 to $1.1 million in the year ended December 31, 2005. The increase resulted from the addition of personnel to our professional services staff during 2005 to improve our capabilities and drive revenue growth in this area. Compensation related expenses and independent contractor costs increased approximately $433 thousand in the year ended December 31, 2005 from the year ended December 31, 2004. Marketing fees paid to companies with which we have strategic marketing relationships also increased approximately $14 thousand and shipping and handling increased $12 thousand during the year ended December 31, 2005 from the year ended December 31, 2004. Although our costs of professional services revenue increased from 2004 to 2005, the gross margin on professional services revenue increased from a negative 11% during the year December 31, 2004 to a positive 19% during the year ended December 31, 2005. The gross margin improvement is driven by increased revenue on a relatively fixed cost structure.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 41% from $6.8 million, or 29% of total revenue, during the year ended December 31, 2004 to $9.6 million, or 25% of total revenue, during the year ended December 31, 2005. The increase was primarily due to an increase of $1.2 million in employee compensation and subcontractor costs, $110 thousand in recruiting and employee relations costs, and $55 thousand in insurance costs and facility rent expense. In addition, increases of $1.1 million and $78 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with our acquisitions of LEADS.com and EBOZ, respectively. We increased our number of sales and marketing personnel by 31% from the year ended December 31, 2004 to the year ended December 31, 2005 so that we could focus on adding new customers, increasing penetration within our existing customer base, and improving customer retention. Additional sales and marketing personnel associated with LEADS.com and EBOZ represented approximately 60% of the personnel increase. We expect sales and marketing expenses to continue to increase as we add additional sales staff but will continue to decrease as a percentage of revenue, as we continue to leverage these expenses over a growing subscriber base.

Research and Development Expenses. Research and development expenses increased 55% from $1.1 million, or 5% of total revenue, during the year ended December 31, 2004 to $1.8 million, or 5% of total revenue, during the year ended December 31, 2005. The increase was primarily due to an increase of $181 thousand in employee compensation expense and $196 thousand in outsourced labor expense. We increased our outsourced development resources from 2004 to 2005 so that we could upgrade and extend our Web service offerings. An increase of $225 thousand was due to additional research and development resources associated with LEADS.com and EBOZ. We would expect research and development expenses to remain relatively stable as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses increased 107% from $3.1 million, or 13% of total revenue, during the year ended December 31, 2004 to $6.4 million, or 17% of total revenue, during the year ended December 31, 2005. Employee compensation costs and professional and outside service costs increased $1.1 million and $453 thousand, respectively. Telephone, bad debt, public relations, franchise tax and currency exchange losses increased $91 thousand, $21 thousand, $57 thousand, $40 thousand and $107 thousand, respectively. Finally, additional resource and facility costs associated with LEADS.com and EBOZ resulted in an increase of $1.2 million during the year ended December 31, 2005. Our general and administrative headcount increased 131% from December 31, 2004 to December 31, 2005, as we added personnel to support our growth and to prepare our company to meet the additional requirements of being a public company in connection with our recent public offering. Additional general and administrative personnel associated with LEADS.com and EBOZ accounted for 82% of the personnel increase. While general and administration expenses increased as a percentage of revenue in 2005 as compared to 2004, we would not expect the trend to continue.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 331% from $400 thousand, or 2% of total revenue, during the year ended December 31, 2004 to $1.7 million or 5% of total revenue, during the year ended December 31, 2005. The increase was mainly due to additional depreciation and amortization expense of $1.3 million during 2005 related to the LEADS.com and EBOZ acquisitions.

Stock-based compensation cost of sales and operating expense. Stock-based compensation expense increased 737% from $95 thousand, or 0% of total revenue, during the year ended December 31, 2004 to $795 thousand or 2% of total revenue, during the year ended December 31, 2005. The increase was primarily due to stock option grants issued in 2005 and expense of $178 thousand related to additional shares issued in connection with the Eboz asset acquisition.

Interest income. Income interest increased 513% from $69 thousand, or 0% of total revenue, during the year ended December 31, 2004 to $423 thousand or 1% of total revenue, during the year ended December 31, 2005. The increase was due to the net proceeds of our initial public offering, $41.6 million, of which was invested in money market funds as of December 31, 2005.

Comparison of Years Ended December 31, 2003 and 2004

Revenue

Total revenues increased by 38% from $16.9 million for the year ended December 31, 2003 to $23.4 million for the year ended December 31, 2004.

Subscription Revenue. Subscription revenue increased 47% from $13.2 million in 2003 to $19.4 million in 2004. Approximately $2.1 million of subscription revenue growth was driven by an expansion of our subscription package to include additional Web services and related price increases applied to a majority of our subscription customers.

Approximately $4.1 million of the increase in subscription revenue was due to an increase of approximately 29% in our total number of paying subscribers to our eWorks! XL and premium subscription-based services from approximately 31,000 as of December 31, 2003 to approximately 40,000 as of December 31, 2004. The increase in our total paying subscriber base can be attributed primarily to an increase in our outbound telesales staff from 90 to 103 as of December 31, 2003 and 2004, respectively. Our net subscriber additions decreased approximately 8% from 8,737 in the year ended December 31, 2003 to 8,028 in the year ended December 31, 2004. We believe that increased prices on our subscription services contributed to this decrease in net subscriber additions, even though the price increases enabled us to increase our total subscription revenue.

Our monthly turnover decreased from 6.8% for the three months ended December 31, 2003 to 6.0% for the three months ended December 31, 2004. We believe this improvement was the result of our decision to focus on selling shorter term contracts to our customers. This decrease in the average monthly turnover helped offset slower subscriber growth that resulted from our price increases.

License Revenue. License revenue increased 21% from $2.8 million in 2003 to $3.4 million in 2004. This increase was primarily due to a $1.3 million increase in sales through our online and distributor channels, of which approximately $1.2 million was attributable to the success of our 2004 NetObjects Fusion version 8.0 release and approximately $98 thousand was attributable to the introduction of ancillary products including NetObjects Fusion SiteStyles. The increase in license revenue was partially offset by a $615 thousand decrease in sales through our OEM channel, due primarily to a $660 thousand bulk sale in 2003 to a large hosting company in Germany that did not recur in 2004.

Professional Services Revenue. Professional services revenue decreased 36% from $884 thousand in 2003 to $562 thousand in 2004. This decrease was due to the discontinuation of a strategic relationship in 2004 and our increased emphasis on subscription services.

Cost of Revenue

Subscription Revenue. Cost of subscription revenue increased 46% from $6.8 million in 2003 to $9.9 million in 2004. The increase in costs was the result of the growth in our number of subscribers from 2003 to 2004. This subscriber growth increased the absolute amount of marketing fees by $1.4 million that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in increased compensation expenses of $1.0 million associated with Website development and customer support. Although our cost of subscription revenue increased from 2003 to 2004, the gross margin on subscription revenue remained constant at 49% during 2003 and 2004.

License Revenue. Cost of license revenue decreased 28% from $993 thousand in 2003 to $719 thousand in 2004. The decrease in cost of license revenue was attributable to a decrease in technical support resources of $178 thousand and a decrease in third-party license royalty fees of $180 thousand. These decreases were partially offset by a $107 thousand increase in online distribution costs. The overall decrease in the cost of license revenue resulted in an increase in gross margin on license revenue from 65% in 2003 to 79% in 2004.

Professional Services Revenue. Cost of professional services revenue increased 1% from $611 thousand in 2003 to $620 thousand in 2004. Management resources were retained in this business unit during 2004 to maintain our capabilities in this area. The retention of costs coupled with the decline in professional services revenue resulted in a positive gross margin of 31% in 2003 compared to a negative gross margin on professional services revenue of 10% in 2004.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 21% from $5.6 million, or 33% of total revenue during 2003, to $6.8 million, or 29% of total revenue, during 2004. The increase was primarily due to an increase of $1.1 million in employee-related costs. We increased our number of sales and marketing personnel by 34% from the end of 2003 to the end of 2004 so that we could focus on adding new customers, increasing penetration within our existing customer base, and improving customer retention.

Research and Development Expenses. Research and development expenses increased 15% from $1.0 million, or 6% of total revenue, during 2003 to $1.1 million, or 5% of total revenue, during 2004. The increase was primarily due to an increase of $343 thousand in consulting expenses, which resulted from two factors. First, we increased our outsourced development resources by 62% from 2003 to upgrade and extend our Web services offerings, resulting in increased consulting expense of $265 thousand. Second, our outsourced development consulting rate increased during 2004, resulting in an increase in consulting expense of $78 thousand. The increase in outsourced development expense was partially offset by a decrease in in-house development compensation expense of $214 thousand during 2004.

General and Administrative Expenses. General and administrative expenses increased 11% from $2.8 million, or 16% of total revenue, during 2003 to $3.1 million, or 13% of total revenue, during 2004. Employee-related costs and contractor labor costs increased $743 thousand and $65 thousand, respectively. Our general and administrative headcount increased by 6% from the end of 2003 to the end of 2004 as we added personnel to support our growth. However, these increases were partially offset by a decrease of $120 thousand in professional and outside service costs, $152 thousand in bad debt expense, and $180 thousand in rent and other facility costs. Bad debt expense reported in general and administrative expense excludes provisions made to our allowance for doubtful accounts for anticipated refunds, automated clearinghouse returns, and chargebacks that are recorded as an adjustment to revenue.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 16% from $477 thousand, or 3% of total revenue, in 2003 to $400 thousand, or 2% of total revenue, in 2004. This decrease was primarily due to approximately $260 thousand less in depreciation expense in 2004 related to fixed assets acquired as part of a business acquisition in February 2002. This decrease was offset in part by approximately $183 thousand of additional depreciation expense, of which $145 thousand was related to software acquired during 2004.

Interest and Other Income. Interest expense decreased 94% from $161 thousand in 2003 to $10 thousand in 2004, as all long-term debt was fully paid in December 2003. Interest income increased from $9 thousand in 2003 to $69 thousand in 2004, due to an increase in cash and short-term marketable securities balances during 2004 associated with cash provided by financing activities.

Extraordinary Item. We had an earnout obligation to NetObjects, Inc., in connection with our acquisition of assets from NetObjects in October 2001. We initially estimated the earnout obligation would be $628 thousand based upon a three-year forecast of revenue related to software products acquired from NetObjects. The actual earnout obligation, which was ultimately determined to be only $419 thousand, was paid in December 2004. As the related acquired assets had a zero book value at the time of payment, we recognized in 2004 an extraordinary gain before taxes of $209 thousand.

Liquidity and Capital Resources

As of December 31, 2005, we had $55.7 million of cash and cash equivalents and $51.5 million in working capital, as compared to $6.6 million of cash and cash equivalents and $4.9 million in working capital as of December 31, 2004.

Net cash provided by operations for the year ended December 31, 2005 increased to $3.9 million from $184 thousand for the year ended December 31, 2004. Despite a decrease in net income of $97 thousand, cash from operations improved due to an increase in non-cash stock compensation expense, depreciation and amortization of intangible assets acquired in the LEADS.com and EBOZ transactions and higher collections of accounts receivable. The improvement in operating performance was driven by a 61% increase in total revenue during the same period.

Net cash provided by (used in) investing activities in the year ended December 31, 2005 was ($46) thousand as compared to ($590) thousand in the year ended December 31, 2004. In the year ended December 31, 2004, we acquired a perpetual license for database software for $235 thousand. During the year ended December 31, 2005 we acquired LEADS.com and the EBOZ assets in April 2005 and we received $382 thousand in cash, net of transaction costs.

Net cash provided by financing activities was $0.7 million and $45.3 million for the years ended December 31, 2004 and 2005, respectively. Our financing activities during year ended December 31, 2004 consisted primarily of $6.8 million from the issuance of convertible redeemable preferred stock and the repurchase of $5.7 million of common stock. Our financing activities during the year ended December 31, 2005 consisted of $3.0 million from the issuance of convertible redeemable preferred stock, $44.6 million from the initial public offering, net of underwriting discounts. The Company also paid $2.4 million of additional cost related to the initial public offering.

Net cash provided by operations in 2004 was $184 thousand, an improvement of $228 thousand from 2003. The increase was driven primarily by an improvement in net income of $2.5 million, which included the effect of an increase of non-cash stock compensation expense of $50 thousand and a non-cash extraordinary gain of $209 thousand associated with the NetObjects acquisition Earnout obligation. The increase of net income from 2003 was driven by an increase of $6.5 million in total revenue. The increase was offset by a decrease of approximately $1.0 million in cash provided by customers paying in advance for annual, semi-annual and quarterly subscriptions. During late 2003, we discontinued the annual billing option for new customers. In addition, our receivables increased by $556 thousand during 2004 as compared to a decrease if $315 thousand in 2003. The increase in accounts receivable was primarily driven by the increase in subscription revenue.

Our principal commitments consist of obligations under leases for office space. The following summarizes our long-term contractual obligations as of December 31, 2005:

		Payment Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	thereafter
		(in thousands)
Operating lease obligations	$3,457	$929	$888	$375	$206	$211	$848
Note payable	$340	$80	$90	$110	$60	$0	$0

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	The costs involved in the expansion of our customer base;

•	The costs involved with investment in our servers, storage and network capacity;

•	The costs associated with the expansion of our domestic and international activities;

•	The costs involved with our research and development activities to upgrade and expand our service offerings; and

•	The extent to which we acquire or invest in other technologies and businesses.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies.

As of December 31, 2004 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 7% and 6% of our total revenue in the years ended December 31, 2004 and December 31, 2005, respectively. Sales in Germany represented approximately 90% of our international revenue in the year ended December 31, 2004, and 64% of our international revenue in the year ended December 31, 2005.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term marketable securities totaling $6.6 million and $55.7 million at December 31, 2004, and December 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statement of operations data for the eight most recent quarters. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this prospectus and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this prospectus. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Mar 31, 2004	Jun 30, 2004	Sept 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sept 30, 2005	Dec 31, 2005
	(in thousands)
Total revenue	$4,783	$5,876	$5,971	$6,772	$7,318	$9,127	$10,103	$11,222
Total cost of revenue	2,386	2,734	2,993	3,127	3,336	4,256	4,654	4,910

Gross profit	2,397	3,142	2,978	3,645	3,982	4,871	5,449	6,312
Total operating expenses	2,340	2,776	3,000	3,390	3,732	5,019	5,465	5,973

Income (loss) from operations	57	366	(22)	255	250	(148)	(16)	339
Income (loss) before extraordinary item	68	380	(7)	274	276	(112)	20	643
Net income (loss)	68	380	(7)	483	276	(112)	20	643

Net income (loss) attributable to common stockholders	$(206)	$40	$(347)	$143	$(64)	$(452)	$(319)	$506

Net loss attributable per common share
Basic	$(0.05)	$0.01	$(0.13)	$0.05	$(0.02)	$(0.10)	$(0.06)	$0.04
Diluted	(0.05)	0.01	(0.13)	0.03	(0.02)	(0.10)	(0.06)	0.03

Certain amounts for the three months ended September 30, 2005 have been reclassified to conform to current year presentation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item, including such information regarding our directors and executive officers and compliance with Section 16(a) of the Securities Exchange act of 1934, is incorporated herein by reference from the Proxy Statement. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at websitepros.com. Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the section entitled “Certain Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the section entitled “Proposal 2—Ratification of Selection of Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Website Pros, Inc.
Report of Independent Registered Public Accountants	44
Consolidated Balance Sheets at December 31, 2004 and 2005	45
Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005	46
Consolidated Statements of Stockholders’ Equity (Deficit) and Convertible Redeemable Preferred Stock for the years ended December 31, 2003, 2004 and 2005	47
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005	48
Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accountants

Board of Directors and Shareholders

Website Pros, Inc.

We have audited the accompanying consolidated balance sheets of Website Pros, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and convertible redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Website Pros, Inc. at December 31, 2004 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based employee compensation.

/s/ Ernst & Young LLP

Jacksonville, Florida February 10, 2006

Website Pros, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$6,621	$55,746
Accounts receivable, net of allowance of $365 and $383, respectively	2,320	1,941
Inventories, net of reserves of $61 and $51, respectively	178	138
Prepaid expenses	87	506
Prepaid marketing fees and other current assets	740	770

Total current assets	9,946	59,101
Property and equipment, net	424	1,068
Goodwill and other intangible assets, net	2,987	16,105
Other assets	13	96

Total assets	$13,370	$76,370

Liabilities, convertible redeemable preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$452	$1,280
Accrued expenses	1,135	2,391
Deferred revenue	2,681	3,193
Accrued marketing fees	400	297
Notes payable, current	—	65
Other liabilities	352	340

Total current liabilities	5,020	7,566
Accrued rent expense	87	177
Notes payable, long term	—	241
Other long-term liabilities	—	31

Total liabilities	5,107	8,015
Convertible redeemable preferred stock:
Series A, $0.001 par value; 6,240,000 shares authorized, 5,904,825 shares issued and outstanding at December 31, 2004; 10,000,000 shares authorized, none issued and outstanding at December 31, 2005	17,454	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 16,640,000 shares authorized, 5,918,007 shares issued and 2,791,397 outstanding at December 31, 2004; 150,000,000 shares authorized, 16,509,602 shares issued and outstanding at December 31, 2005	6	17
Treasury shares, at cost; 3,126,610 and 0 shares at December 31, 2004 and December 31, 2005, respectively	(6,372)	—
Additional paid-in capital	66,205	136,097
Accumulated deficit	(69,030)	(67,759)

Total stockholders’ equity (deficit)	(9,191)	68,355

Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$13,370	$76,370

See accompanying notes to consolidated financial statements.

Website Pros, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenue:
Subscription	$13,230	$19,415	$32,574
License	2,833	3,425	3,858
Professional services	884	562	1,338

Total revenue	16,947	23,402	37,770
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	6,793	9,890	15,003
License	993	719	1,013
Professional services	611	620	1,085
Stock-based compensation	1	11	55

Total cost of revenue	8,398	11,240	17,156

Gross profit	8,549	12,162	20,614
Operating expenses:
Sales and marketing (a)	5,641	6,811	9,604
Research and development (a)	989	1,135	1,756
General and administrative (a)	2,771	3,076	6,366
Stock-based compensation	44	84	740
Depreciation and amortization	477	400	1,723

Total operating expenses	9,922	11,506	20,189

Income (loss) from operations	(1,373)	656	425
Other income (expense):
Interest income	9	69	423
Interest expense	(161)	(10)	(21)
Other, net	(7)	—	—

Total other income (expense)	(159)	59	402

Income (loss) before extraordinary item	(1,532)	715	827
Extraordinary item	—	209	—

Net income (loss)	(1,532)	924	827

Preferred stock dividends	(46)	(1,294)	(1,156)

Net loss attributable to common stockholders	$(1,578)	$(370)	$(329)

Basic and diluted net loss attributable per common share	$(0.27)	$(0.12)	$(0.05)

Basic and diluted weighted average common shares outstanding	5,758	3,002	6,222

(a) Stock based compensation included above
Subscription (cost of revenue)	$1	$11	$55

Sales and marketing	$15	$35	$127
Research and development	3	15	139
General and administrative	26	34	474

	$44	$84	$740

See accompanying notes to consolidated financial statements.

Website Pros, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Convertible Redeemable Preferred Stock

(In thousands, except share amounts)

	Convertible Redeemable Preferred Stock		Stockholders’ Equity (Deficit)
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock		Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Shares	Amount
Balance, December 31, 2002	$—	$—	5,748,471	$6	$—	$65,934	$(66,896)	$(956)
Net loss	—	—	—	—	—	—	(1,532)	(1,532)
Exercise of stock options	—	—	31,685	—	—	16	—	16
Issuance of preferred stock, net of cost	9,176	—	—	—	—	—	—	—
Accretion of Series A issuance costs/redemption price	57	—	—	—	—	—	(57)	(57)
Stock-based compensation expense	—	—	—	—	—	45	—	45
Repurchase of stock	—	—	—	—	(669)	—	—	(669)

Balance, December 31, 2003	9,233	—	5,780,156	6	(669)	65,995	(68,485)	(3,153)
Net income	—	—	—	—	—	—	924	924
Exercise of stock options	—	—	137,851	—	—	115	—	115
Issuance of preferred stock, net of cost	6,752	—	—	—	—	—	—	—
Accretion of Series A issuance costs/redemption price	1,469	—	—	—	—	—	(1,469)	(1,469)
Repurchase of stock	—	—	—	—	(5,703)	—	—	(5,703)
Stock-based compensation expense	—	—	—	—	—	95	—	95

Balance, December 31, 2004	17,454	—	5,918,007	6	(6,372)	66,205	(69,030)	(9,191)
Net income	—	—	—	—	—	—	827	827
Exercise of stock options	—	—	67,200	1	—	49	—	50
Issuance of preferred stock, net of issuance cost	—	2,989	—	—	—	—	—	—
Accrued dividends	(2,473)	—	—	—	—	—	2,473	2,473
Conversion of preferred stock	(16,999)	(3,000)	6,324,963	6	—	19,993	—	19,999
Accretion of Series A issuance costs/redemption price	2,018	—	—	—	—	—	(2,018)	(2,018)
Accretion of Series B issuance costs	—	11	—	—	—	—	(11)	(11)
Issuance of common stock	—	—	1,673,390	2	6,372	35,273	—	41,647
Stock-based compensation expense	—	—	20,000	—	—	795	—	795
Options assumed from LEADS.com	—	—	—	—	—	130	—	130
Issuance of common stock in purchase of LEADS.com	—	—	2,320,518	2	—	12,598	—	12,600
Issuance of common stock in purchase of EBOZ	—	—	185,524	—	—	1,054	—	1,054

Balance, December 31, 2005	$—	$—	16,509,602	$17	$—	$136,097	$(67,759)	$68,355

See accompanying notes to consolidated financial statements.

Website Pros, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net income (loss)	$(1,532)	$924	$827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	477	400	1,723
Stock-based compensation expense	45	95	795
Non-cash extraordinary gain	—	(209)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(43)	(843)	431
Inventories, net	18	(95)	40
Prepaid expenses and other assets	(131)	(34)	(401)
Accounts payable, accrued expenses and other liabilities	(115)	(269)	334
Deferred revenue	1,237	215	141

Net cash provided by (used in) operating activities	(44)	184	3,890

Cash flows from investing activities
Business acquisition, net of cash received	—	—	382
Investment in intangible assets	—	(67)	(3)
Purchase of property and equipment, net	(87)	(523)	(425)

Net cash provided by (used in) investing activities	(87)	(590)	(46)

Cash flows from financing activities
Stock issuance	—	—	44,640
Stock issuance costs			(2,371)
Repayments of debt obligations	(2,577)	—	(27)
Payment of NetObjects Earnout	—	(419)	—
Proceeds from issuance of preferred stock, net	9,176	6,752	2,989
Proceeds from exercise of stock options	16	115	50
Purchase of treasury stock	(669)	(5,703)	—

Net cash provided by (used in) financing activities	5,946	745	45,281

Net increase (decrease) in cash and cash equivalents	5,815	339	49,125
Cash and cash equivalents, beginning of period	467	6,282	6,621

Cash and cash equivalents, end of period	$6,282	$6,621	$55,746

Supplemental cash flow information:
Interest paid	$158	$5	$16

See accompanying notes to consolidated financial statements.

Website Pros, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (the Company) is a provider of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. The Company’s primary service offering is a comprehensive package that includes Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to the Company’s primary service offering, the Company provides a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services.

The Company has reviewed the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

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

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and the operating results of the Company and its wholly owned subsidiary LEADS.com, Inc. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Substantially all of the Company’s subscription revenue is generated from monthly subscriptions for Website design, hosting and marketing services. The typical subscription contract includes the design of a five-page website, hosting and marketing services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion and initial hosting of the Website, the subscription is offered free of charge for a 30-day trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the 30-day trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis and collections are generally made in advance of the services.

Customers are billed for the subscription on a monthly, quarterly, semi-annual or annual basis, at the customer’s option. As customers are billed, subscription revenue is recorded as deferred revenue in the accompanying balance sheets. As services are performed, the Company recognizes subscription revenue ratably on a daily basis over the service period. There are no undelivered elements at the end of the monthly service period. In addition, subscription revenue is generated from monthly subscription packages for hosting and marketing services for customized Websites. These packages are sold separately from the customized Website.

Professional services revenue reflects revenue generated from custom Website design. Revenue from contracts for custom design is recorded using a proportional performance model based on labor hours incurred. The extent of progress towards completion of the custom Website is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue between reporting periods as they are the primary input to the provision of the Company’s professional services.

The Company accounts for its multi-element arrangements, such as in the instances where it designs a custom website and separately offer other services such as hosting and marketing, in accordance with Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables.” Based upon vendor-specific objective evidence, the Company allocates multi-element arrangement consideration to the separate units of accounting based upon their relative fair values. The additional services provided with a custom website are recognized separately over the period for which services are performed.

In addition, license revenue is generated from the sale of licenses for software which allows a customer to build its own Website. The Company markets and licenses software directly to end customers as well as through value-added resellers and distributors. The Company’s software licenses are perpetual. Software may be delivered indirectly by a distributor, via download from the Company’s Website or directly to end-users by the Company. The Company recognizes revenue generated by the distribution of software licenses directly by the Company in the form of a boxed software product or a digital download upon sale and delivery to the end-user. End-users who purchase a software license online pay for the license at the time of order. Subject to some restrictions, the Company permits physical product returns for sales it makes directly to end-users. However, returns historically have been insignificant, and, as such, the Company has not established a reserve for these product returns. The Company does not offer extended payment terms or make concessions for software license sales. The Company recognizes revenue generated from distribution agreements where the distributor has a right of return as the distributor sells and delivers software license product to the end-user. The Company recognizes revenue from distribution agreements where no right of return exists when licensed software product is shipped to the distributor. In arrangements in which distributors pay the Company upon shipment of software product to end-customers, the Company recognizes revenue upon receipt of payment by the distributor. The Company is not obligated to provide technical support in connection with its software license and does not provide technical support services to the Company’s software license customers. The Company’s revenue recognition policies are in compliance with SOP 97-2 (as amended by SOP 98-4 and SOP 98-9), “Software Revenue Recognition.”

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand deposit accounts, and money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in credit instruments of highly rated financial institutions; one institution holds 93% of the total investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.

Geographic Information

The Company markets its products for sale to customers, including distributors, primarily in the United States and Europe. A summary of revenue by geographic area is as follows:

	Year Ended December 31,
	2003	2004	2005
United States	92%	93%	94%
International	8%	7%	6%

Customers in Germany accounted for over 90% of international revenue for 2003 and 2004 and over 60% for 2005.

Accounts Receivable

Trade accounts receivable are recorded on the balance sheet at net realizable value. The Company’s management uses historical collection percentages and customer-specific information, when available, to estimate the amount of trade receivables that are uncollectible and establishes reserves for uncollectible balances based on this information. The Company does not require deposits or other collateral from customers. Bad debt expense reported in operating expenses excludes provisions made to the allowance for doubtful accounts for anticipated refunds, automated clearinghouse returns, and chargebacks that are recorded as an adjustment to revenue.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The respective carrying value of these financial instruments approximates fair value since they are short-term in nature or are receivable or payable on demand. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of period end.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Reserves for obsolete or slow moving inventory are recorded based on management’s analysis of movement of inventory items during the period and review of facts and circumstances specific to that inventory.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill determined to have an indefinite useful life is no longer amortized, but is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, “Business Combinations,” and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise.

Definite lived intangible assets are amortized over their useful lives, which are two to three years.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company has not capitalized any such development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” because the costs incurred between the attainment of technological feasibility for the related software product through the date when the product is available for general release to customers has been insignificant.

Property and Equipment

Property and equipment, including software, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method.

The asset lives used are presented in the table below:

Average Life in Years
Computer equipment	3
Software	2-3
Furniture and fixtures	5
Telephone equipment	5
Leasehold improvements	Shorter of asset’s life or life of the lease

Asset Impairment

When events or circumstances indicate possible impairment, the Company performs an evaluation to determine if an impairment of long-lived assets used in operations exists, using undiscounted estimated future operating cash flows attributable to such assets compared to the assets’ carrying amounts.

If the Company determines that long-lived assets have been impaired, the measurement of impairment will be equal to the excess of the carrying amount of such assets over the discounted estimated future operating cash flows, using a discount rate commensurate with the risks involved. The Company would reflect the impairment through a reduction in the carrying value of the long-lived assets. Long-lived assets to be disposed of are recorded at the lower of carrying amount or estimated fair value less costs to dispose.

Advertising

Advertising costs are charged to operations as incurred. Total advertising expense was $3 thousand, $71 thousand and $119 thousand for the years ending December 31, 2003, 2004 and 2005, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” using the liability method. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Stock-Based Employee Compensation

The Company accounts for stock-based compensation to employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to SFAS 123”. Accordingly, the fair value of all stock options is recognized in compensation expense over the vesting period.

Comprehensive Income (Loss)

Comprehensive income (loss) equals net income (loss) for all periods presented.

Net Loss Attributable Per Common Share

The Company computes net loss attributable per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss attributable per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable per common share would include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Due to the anti-dilutive nature of the options, the Series A convertible redeemable preferred stock and the Series B convertible redeemable preferred stock, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. For fiscal year 2003, 2004 and 2005, the effect of 1,090,332, 7,794,285 and 7,820,458 dilutive securities has been excluded because including it would be antidilutive.

Basic and diluted earnings per share for the year ended December 31, 2004 attributable to the extraordinary item were $0.07.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46, as so modified (FIN 46R) provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46R requires certain (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors of the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R is effective upon initial involvement for VIEs created after December 31, 2003 and beginning no later than the first annual reporting period beginning after December 15, 2004 for variable interests in all other entities in financial statements. Management has completed its evaluation and concluded that none of the Company’s investments meet the requirements for consolidation under FIN 46R.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and now requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 was generally effective in 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to SFAS No. 150 for 2004. The Company adopted SFAS No. 150 in 2003, and based on consideration of the additional guidance in SEC Accounting Series Release (“ASR”) No. 268 “Redeemable Preferred Stock”, management believes it is properly classified between liabilities and stockholders’ equity in the 2004 balance sheet because the Company’s preferred stock was conditionally redeemable starting December 10, 2009. Preferred stock was converted to common stock in connection with the Company’s initial public offering in November of 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement will be effective for the Company on January 1, 2006. Management is currently evaluating the provisions of SFAS 123R to determine the impact on its financial statements.

2. Change In Accounting Method for Stock Options and Retroactive Restatements

Prior to April 1, 2005, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Effective April 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, which requires that the Company value stock options issued based upon an option pricing model and recognize this value as an expense over the period in which the options vest. The adoption of this standard was applied using the retroactive restatement method as defined in SFAS No. 148. Accordingly, the data presented for 2002, 2003 and 2004 has been retroactively restated to reflect compensation cost under the fair value based accounting method in SFAS No. 123 for all options granted, modified or settled in fiscal years beginning after December 15, 1994. See Note 9 for full disclosures required under SFAS No. 123 and SFAS No. 148. The table below sets forth the effect of the retroactive restatement of prior periods:

	2003	2004
	(in thousands, except per share amounts)
Income (loss) before extraordinary item:
Restated for adoption of SFAS No. 123	$(1,532)	$715
Previously reported	$(1,487)	$121

Net income (loss):
Restated for adoption of SFAS No. 123	$(1,532)	$924
Previously reported	$(1,487)	$330

Net loss attributable to common shareholders:
Restated for adoption of SFAS No. 123	$(1,578)	$(370)
Previously reported	$(1,533)	$(964)

Basic and diluted net loss attributable per common share:
Restated for adoption of SFAS No. 123	$(0.27)	$(0.12)
Previously reported	$(0.27)	$(0.32)

3. Valuation Accounts

The Company’s accounts receivable allowance is summarized as follows (in thousands):

December 31, 2003	653
Provision	1,569
Charge-off	(1,857)

December 31, 2004	365
Provision	626
Charge-off	(608)

December 31, 2005	$383

The Company’s inventory reserves are summarized as follows (in thousands):

December 31, 2003	41
Provision	20
Charge-off	—

December 31, 2004	61
Provision	20
Charge-off	(30)

December 31, 2005	$51

4. Property and Equipment

The Company’s property and equipment are summarized as follows (in thousands):

	December 31,
	2004	2005
Property and equipment:
Software	$858	$1,527
Computer equipment	630	1,024
Telephone equipment	132	183
Furniture and fixtures	35	131
Leasehold improvements	13	13

Total property and equipment	1,668	2,878
Accumulated depreciation	(1,244)	(1,810)

Property and equipment, net	$424	$1,068

Depreciation expense relating to property and equipment amounted to $383 thousand and $567 thousand for the years ended December 31, 2004 and 2005, respectively.

5. Acquisitions

Acquisition of Assets from E.B.O.Z., Inc.

On April 19, 2005, the Company acquired the assets of, and assumed certain liabilities from, E.B.O.Z., Inc. (EBOZ). The Company believes the (“EBOZ”) asset acquisition improves its ability to cost-effectively provide Web traffic generation solutions to its customers through the use of Internet banner advertisements, pay-per-click campaign management, and search engine optimization. The Company issued 185,524 shares of its common stock to EBOZ as consideration for the acquired assets (Closing Shares) and, under the agreement as originally executed, would have been obligated to issue as contingent consideration up to an additional 185,524 shares (“Contingent Shares”) in the event the EBOZ assets acquired achieved certain revenue targets during the three months ending July 31, 2006 and certain EBOZ shareholder employees of the Company had not resigned their positions with the Company.

On August 12, 2005, the Company and EBOZ amended the asset purchase agreement to eliminate the Company’s obligation to issue the Contingent Shares. As consideration for the amendment, the Company issued an additional 20,000 shares of the Company’s common stock to EBOZ. The Company recorded $178,000 of stock-based compensation expense in 2005 based upon the fair value of these shares at the time of issuance.

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

The results of operations of EBOZ for the period from April 20, 2005 through December 31, 2005 are included in the Company’s consolidated statement of operations year ended December 31, 2005.

The following table summarizes the Company’s purchase price allocation based on the fair values of the assets acquired and liabilities assumed on April 19, 2005 (in thousands):

Tangible current assets	$71
Tangible non-current assets	354
Intangible assets	124
Goodwill	810
Current liabilities	(196)
Non-current liabilities	(54)

Net assets acquired	$1,109

The intangible assets include only non-compete agreements, which are being amortized over three years. The goodwill represents business benefits the Company anticipates realizing in future periods. Goodwill from the EBOZ asset acquisition is tax deductible for tax purposes.

The financial information in the table below summarizes the combined results of operations of the Company and the assets of EBOZ on a pro forma basis, as though the acquisition had occurred at the beginning of each year set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of each year set forth below.

	December 31,
	2004	2005
Revenue	$24,393	$38,042
Loss before extraordinary gain attributable to common stockholders	(693)	(434)
Basic and diluted net loss attributable per common share	(0.22)	(0.07)

Acquisition of LEADS.com

On April 22, 2005, the Company consummated a transaction whereby a wholly-owned subsidiary of the Company merged with LEADS.com, Inc., and LEADS.com became a wholly-owned subsidiary as contemplated by an agreement and plan of merger and reorganization dated April 22, 2005. The Company believes the LEADS.com acquisition enhances its ability to provide customer leads to locally and regionally focused businesses. Under the terms of that agreement, the Company issued 2,320,518 shares of its common stock in exchange for 2,217,769 shares of the common stock of LEADS.com, constituting 100% of the outstanding shares of LEADS.com and assumed options to purchase 73,241 shares of common stock of the Company. In April 2005, Website Pros valued the shares issued by determining the enterprise value of LEADS.com based upon a discounted cash flow approach. The cash flow model included an 11-year forecast of income and cash flows and assumed a discount rate of 32.5% and a growth rate implicit in the terminal value of 6.0%. The fair value of the LEADS.com options assumed was valued based upon the following assumptions: fair value of common stock of $7.10; risk-free rate of 4.29%; dividend yield of 0%; and an expected life of 7 years. The resulting fair value was allocated between deferred compensation and the purchase price based upon the intrinsic value and the remaining vesting period in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.”

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed on April 22, 2005 (in thousands):

Tangible current assets	$496
Tangible non-current assets	509
Intangible assets	3,430
Goodwill	9,907
Current liabilities	(1,006)
Non-current liabilities	(453)

Net assets acquired	$12,883

The intangible assets represent an indefinite lived domain name, definite lived non-compete agreements and customer relationships valued at $1.08 million, $1.54 million and $810 thousand, respectively. The weighted-average amortization period for the amortizable intangible assets is 26.7 months. Non-compete agreements and customer relationships are being amortized over 36 months and 9 months, respectively. The goodwill represents business benefits the Company anticipates realizing in future periods. Goodwill from the Leads acquisition is not deductible for tax purposes.

The results of operations of LEADS.com for the period from April 23, 2005 through December 31, 2005 are included in the Company’s consolidated statement of operations for the year ended December 31, 2005.

The financial information in the table below summarizes the combined results of operations of the Company and LEADS.com on a pro forma basis, as though the merger had occurred at the beginning of each year set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of each year set forth below.

	December 31,
	2004	2005
Revenue	$27,030	$39,487
Loss before extraordinary gain attributable to common stockholders	(3,130)	(1,384)
Basic and diluted net loss attributable per common share	(0.59)	(0.20)

6. Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31,
	2004	2005
Indefinite lived intangible assets:
Goodwill	$2,933	$13,650
Domain name	—	1,080
Definite lived intangible assets:
Non-compete agreements	—	1,664
Customer relationships	—	810
Other	70	74
Accumulated amortization	(16)	(1,173)

	$2,987	$16,105

Total amortization expense was $0, $16 thousand and $1.2 million for the years ended December 31, 2003, 2004 and 2005, respectively. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next five years is as follows (in thousands):

2006	$639
2007	561
2008	173
2009	—
2010	—

The following table summarizes changes in the Company’s goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	December 31,
	2004	2005
Goodwill balance at beginning of period	$2,933	$2,933
Goodwill acquired during the period	—	10,717
Goodwill impaired during the year	—	—

Goodwill balance at end of period	$2,933	$13,650

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Upon completion of the annual assessments, the Company determined that goodwill was not impaired.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. There are no indicators of impairment at December 31, 2005.

7. Operating Leases

The Company rents its principal office in Jacksonville, Florida, under an operating lease that expires on March 31, 2008, with one renewal option for five additional years. The Company recognizes lease expense on a straight-line basis over the lease term. The Company also has an operating lease for a sales office in Spokane, Washington that expires June 30, 2007. Rent expense for these leased facilities amounted to $500 thousand, $653 thousand and $894 thousand for the years ended December 31, 2003, 2004 and 2005, respectively. Accrued rent expense was $87 thousand and $177 thousand as of December 31, 2004 and 2005, respectively.

In connection with the acquisition of LEADS.com, the company assumed the operating lease for LEADS.com’s principle office in Manassas, Virginia that expires September 30, 2014 and the Company also entered into an operating lease for LEADS.com’s secondary office in Norton, Virginia that expires November 30, 2008.

In connection with the acquisition of Eboz, the company assumed the operating lease for office space in Los Angles, California that expires in March 2008.

As of December 31, 2005, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

2006	$929
2007	888
2008	375
2009	206
2010	211
Thereafter	848

$3,457

8. Long-Term Debt

To finance the purchase of the domain name www.leads.com in August 2004, LEADS.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The collateral for this note is the www.leads.com domain name. The note is payable in quarterly installments over 5 years. The imputed interest rate is 5.25%. The required minimum payments on the note as of December 31, 2005 are (in thousands):

2006	$80
2007	90
2008	110
2009	60

Total	340
Less imputed interest	(34)

306
Less current portion	(65)

Total	$241

9. Stock-Based Compensation

An Equity Incentive Plan (“1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of December 31, 2005, the Company has reserved an aggregate of 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of December 31, 2005, options to purchase a total of 3,758,138 shares of the Company’s common stock were held by participants under the plan, 250,003 shares of common stock have been issued and exercised and 66,287 shares of common stock were terminated and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

The Board of Directors administers the 1999 Plan and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the 1999 Plan itself. Options under the 1999 Plan have a maximum term of 10 years and vest as determined by the Board of Directors. Options granted under the 1999 Plan generally vest either over 30 or 48 months. All options granted during 2002 vest over 30 months, and in general all other options granted vest over 48 months. The exercise price of non-statutory stock options and incentive stock options granted shall not be less than 85% and 100%, respectively, of the fair market value of the stock subject to the option on the date of grant. No 10% stockholder is eligible for an incentive or non-statutory stock option unless the exercise price of the option is at least 110% of the fair market value of the stock at date of grant. The 1999 Plan terminated upon the Closing of the company’s initial public offering in November 2005.

On April 6, 2005, the Company’s Board of Directors adopted the 2005 Plan, which became effective upon the closing of the public offering. As of December 31, 2005, the Company has reserved an aggregate of 1,550,000 shares of common stock for issuance under this plan, and this amount will be increased annually on January 1 of each year, from 2006 until 2015, by the lesser of 1% of the number of fully-diluted shares of common stock outstanding on December 31 of the prior year or the number of shares (not to exceed 600,000 shares) determined by the Board of Directors. Additionally, any shares subject to grants under the 1999 Plan that terminated without being exercised will become available under the 2005 Plan. Of the total reserved as of December 31, 2005, options to purchase a total of 93,874 shares of the Company’s common stock were held by participants under the plan, no shares of common stock had been issued and exercised and 1,456,126 shares of common stock, excluding the terminated 1999 Plan options.and are currently available for future issuance.

On April 6, 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), to be effective upon the closing of a public offering. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock to nonemployee directors. The aggregate number of shares of common stock that may be issued pursuant to options granted under this plan is 450,000 shares, which amount will be increased annually on January 1 of each year, from 2006 to 2015 by the lesser of the number of shares of common stock subject to options granted during the preceding year or the number of shares (not to exceed 200,000 shares) determined by the Board of Directors. Of the total reserved as of December 31, 2005, options to purchase a total of 160,000 shares of the Company’s common stock were held by participants under the plan, no shares of common stock had been issued and exercised and 290,000 shares of common stock are currently available for future issuance.

On April 6, 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (the “ESPP”), to be effective upon the closing of a public offering. The ESPP authorizes the issuance of 450,000 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates, which amount will be increased on January 1 of each year, from 2006 until 2015, by the lesser of 0.25% of the number of fully-diluted shares of common stock outstanding on December 31 of the prior year or the number of shares (not to exceed 120,000 shares) determined by the Board of Directors. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of December 31, 2005, no shares have been issued under the plan.

The Company has granted options to purchase common stock to its employees with exercise prices equal to the value of the underlying stock, as determined by its Board of Directors on the date the equity award was granted. The Company did not obtain contemporaneous valuations by an unrelated valuation specialist, because prior to December 2003, the Company’s efforts were focused on product and business development and the financial and managerial resources for doing so were limited. The Company’s Board of Directors determined the common stock value by considering a number of factors, principally independent stock transactions for both common stock and preferred stock, but also including valuation analyses performed at the time and its historical and projected financial results, the risks it faced at the time, and the liquidity of its common stock. In connection with the preparation of the 2004 financial statements which would be included in the registration statement for its initial public offering and solely for purposes of accounting for employee stock-based compensation, the Company applied hindsight to reassess the fair value of its common stock for the equity awards granted during 2004. In reassessing the fair value of the shares of common stock underlying the equity awards granted in 2003, 2004, and 2005, the Company’s Board of Directors considered a combination of valuation methodologies, including market, income, and transaction approaches, it believes are consistent with the practices recommended by the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (Practice Aid).

In applying this reassessment methodology to value the shares of common stock underlying the awards granted between November 2003 and the Company’s initial public offering, the Board grouped the awards into five categories based on chronology: awards granted in November 2003; awards granted in March 2004 through May 2004; awards granted in June 2004 through August 2004; awards granted in September through December 2004; and awards granted in January 2005 through August 2005.

Equity awards granted in November 2003: For equity awards granted in November 2003, the Board noted that the Company completed a significant arms-length repurchase of common stock at a price of $1.45 for 461,156 shares, representing the entire holdings of an existing shareholder. As no affiliate of the shareholder was a Board member or officer of the Company and the transaction was between willing parties, the Company believes that this transaction represents fair value of the common stock. Accordingly, the Board determined the fair value of the securities underlying the awards granted in this period to be $1.45 per share.

Equity awards granted in March 2004 through May 2004: For equity awards granted in March 2004 through May 2004, the Company’s Board noted that the Company had completed significant arms-length repurchases of common stock at prices that represented observable prices. During January 2004, the Company repurchased an aggregate of 201,207 shares at a price of $1.90 per share, representing the entire holdings of an existing shareholder. In February and March 2004, the Company repurchased 2,464,229 shares from 30 stockholders at a per share price of $2.15925. As no affiliate of the shareholder was a Board member or officer of the Company and the transactions were between willing parties, the Company believes that these transactions represent fair value of the common stock. Accordingly, the Board determined the fair value of the securities underlying the awards granted in this period to be $2.15 per share.

Equity awards granted in June 2004 through August 2004: For equity awards granted in June through August 2004, the Company’s Board determined that the income approach yielded the best estimate of fair value. The Company employed the discounted cash flow method as described in the practice aid based upon financial models reviewed by our board of directors and underlying a 11-year cash flow forecast. The Company determined the appropriate discount rate by considering the Company’s stage of development, venture capital portfolio return, and weighted average cost of capital studies outlined in the practice aid, as well as the Company’s own independent calculations of weighted-average cost of capital. The Company used a discount rate of 32.5%, representing the low end of the range suggested by studies in the practice aid for companies in the second stage or expansion stage of development, as the Company had not entered the Bridge/IPO stage described in the practice aid but had been delivering services to customers for several years. In each of the Company’s discounted cash flow analyses, the Company used a growth rate implicit in the terminal value of 6%.

Equity awards granted in September 2004 through December 2004: For equity awards granted in September 2004 through December 2004, using the income approach described above, the Company prepared similar discounted cash flow analyses using a discount rate of 25%, representing the low end of the range suggested by studies referenced in the practice aid for companies in the Bridge/IPO stage of development. As the Company’s board had determined to pursue an initial public offering and was actively seeking an additional round of private financing in December 2004, the Company believes that this discount rate is appropriate.

Equity awards granted in January 2005 through May 2005. For equity awards granted in January 2005 through May 2005, using the income approach described above, the Company prepared similar discounted cash flow analyses using a discount rate of 22.5%. Based upon the Company’s continued performance and the anticipated filing of its registration statement, the Company determined that a further decrease in the discount rate from 25% to 22.5% was warranted.

Equity awards granted in June 2005 through August 2005. For equity awards granted between June 2005 and August 2005, using the income approach described above, the Company prepared similar discounted cash flow analyses using discount rates of 21% for June 2005 and 20.5% for July and August 2005. Based upon the Company’s continued performance and advancement of its registration process, it determined that a further decrease in the discount rate from 22.5% was warranted.

Based upon this assessment of the fair value of its common stock, the Company estimated the fair value of options at the date of grant using the minimum value method with the following assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	4.32%	3.21-4.26%	3.86-5.10%
Dividend yield	0%	0%	0%
Expected life (in years)	7	7	5-7
Volatility	N/A	N/A	0-83%(1)

(1)	For options granted prior to April 27, 2005, the filing date of the Company’s registration statement for its initial public offering, the Company used the minimum value method. The following volatility rates were used for options granted after the registration date:

Date	Rate
5/6/2005	83%
5/31/2005	83%
6/15/2005	83%
6/30/2005	83%
7/29/2005	83%
8/9/2005	83%
11/3/2005	74%
11/7/2005	74%
12/30/2005	70%

Based upon these assumptions, the weighted average fair value of options granted during the years ended December 31, 2003, 2004 and 2005 $0.00, $0.51, $2.79, respectively.

In November 2003, the Company’s Board of Directors authorized the repricing of 136,968 stock options, representing all outstanding stock options with an exercise price of greater than $2.00 per share, to have an exercise price of $2.00 per share. The Company accounts for these options in accordance with SFAS No. 123. See Note 2. No compensation expense was recognized related to the repricing as the fair value of the awards did not increase as a result of the repricing.

The Company believes that the increases in the fair value of its common stock from each of the common stock option grant dates to the anticipated price at the time of its initial public offering can be attributed to its continued revenue growth, its expansion of service offerings and the LEADS.com and EBOZ acquisitions, as more fully described below.

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options		Exercise Price per Share	Weighted Average Exercise Price
Balance, December 31, 2002	1,257,952		$0.50 to 35.00	$0.70
Granted	1,685,613		2.00	2.00
Exercised	(31,685)		0.50 to 3.50	1.38
Canceled	(8,091)		0.50 to 35.00	1.48
Expired	(9,699)		0.50 to 35.00	1.42

Balance, December 31, 2003	2,894,090		0.50 to 35.00	1.44
Granted	239,700		2.15 to 4.45	3.63
Exercised	(137,851)		0.50 to 2.00	0.83
Canceled	(67,543)		0.50 to 3.50	1.91
Expired	(15,056)		0.50 to 35.00	1.30

Balance, December 31, 2004	2,913,340		0.50 to 4.45	1.64
Granted	1,289,413	(a)	4.48 to 10.65	9.06
Exercised	(67,199)		0.50 to 9.00	0.73
Canceled	(45,948	)(a)	2.00 to 10.10	5.97
Expired	(14,816)		0.50 to 9.60	2.26

Balance, December 31, 2005	4,074,790		0.50 to 10.65	3.95

(a)	Includes options exercisable for 73,241 shares assumed in connection with the LEADS.com acquisition, of which options exercisable for an aggregate of 10,463 shares were canceled without being exercised in the year ended December 31, 2005.

Price ranges of outstanding and exercisable options as of December 31, 2005 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	891,355	6.41	$0.50	891,355	$0.50
$2.00 – 2.15	1,708,312	7.67	2.00	1,522,291	2.00
$3.25 – 4.48	281,402	8.87	3.90	111,632	3.81

$8.70 – $10.65	1,193,721	9.43	9.34	91,862	9.52

	4,074,790	7.99	3.95	2,617,140	1.83

10. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2003	2004	2005
Outstanding stock options	2,894,090	2,913,340	4,074,790
Options available for future grants and other awards	376,765	219,519	2,272,877
Warrants outstanding	282,161	353,675	353,675
Conversion of Series A convertible redeemable preferred stock	3,473,428	5,904,828	—

Total common shares reserved	7,026,444	9,391,362	6,701,342

11. Common Stock

In December 2003, the Board of Directors authorized the repurchase of all shares of common stock of the Company held by a stockholder. On December 26, 2003, 461,156 shares at a cost of $669 thousand were repurchased and are held as treasury stock. In January 2004, the Board of Directors authorized the repurchase of all shares of common stock of the Company held by another stockholder. On January 23, 2004, 201,207 shares at a cost of approximately $382 thousand were repurchased and are held as treasury stock. In February 2004, the Board of Directors approved a common stock repurchase program whereby the Company was authorized to repurchase shares of the Company’s common stock held by certain Company stockholders at a repurchase price of $2.15925 per share. The holders of the Series A convertible redeemable preferred stock approved the repurchase program in all respects. 2,464,247 shares of the Company’s common stock were repurchased under this repurchase program from various stockholders at a cost of approximately $5.3 million.

On November 7, 2005, we completed our initial public offering by issuing 4,800,000 shares of our common stock (1,673,390 of new shares and 3,126,610 of treasury stock) at $10.00 per share. We received net proceeds of $41.6 million after deducting underwriter commissions and transaction expenses.

See Note 5 for a discussion of common stock issued in connection with LEADS.com and Eboz acquisitions.

12. Preferred Stock and Warrants

Series A Convertible Redeemable Preferred Stock

On December 10, 2003, the Company completed a private offering of 3,473,426 shares of Series A convertible redeemable preferred stock for an aggregate purchase price of approximately $10.0 million less approximately $824 thousand in offering costs. In connection with this offering the Company issued a warrant to its placement agent to purchase up to 208,405 shares of Series A convertible redeemable preferred stock at a purchase price of $2.879 per share. The warrant will terminate in November 2008. The fair value of the warrant was calculated on the date of grant with the following assumptions: fair value of preferred stock of $2.879 based on management’s valuation of common stock analysis; risk free rate of 2.29%; dividend rate of 8% and expected life of five years. The resulting fair value of the warrant based on these calculations was zero.

On February 11, 2004, the Company completed a second private offering of 2,431,399 shares of Series A convertible redeemable preferred stock for an aggregate purchase price of approximately $7.0 million less $247 thousand in offering costs. On April 27, 2004, the Company issued a warrant to its placement agent to purchase 72,942 shares of Series A convertible redeemable preferred stock at an exercise price per share of $2.879. This warrant will terminate in April 2009. The fair value of the warrant was calculated on the date of grant with the following assumptions: fair value of preferred stock of $2.879; risk free rate of 3.37%; dividend rate of 8% and expected life of five years. The resulting fair value of the warrant based upon these calculations was zero.

All Series A convertible redeemable preferred stock was converted to common stock in November, 2005 in connection with the initial public offering.

Redemption

At any time after the sixth anniversary of the first date of issuance of the first share of Series A convertible redeemable preferred stock, after the receipt by the Company of a written request from the holders of not less than a majority of the then outstanding Series A convertible redeemable preferred stock that all of such holders’ shares of Series A convertible redeemable preferred stock be redeemed, the Company would have, to the extent it may lawfully do so, redeemed in three annual installments all shares of Series A convertible redeemable preferred stock then outstanding by paying in cash a sum per share equal to $2.879 (as adjusted for any stock splits, stock dividends, recapitalizations or the like, the “Original Series A Issue Price”) plus an amount equal to all accumulated (whether or not declared) but unpaid dividends on such share. Dividends on the Series A convertible redeemable preferred stock were being accreted annually at a rate of 8% of the original issue price per share. Any redemption of Series A convertible redeemable preferred stock would have been made on a pro rata basis among the holders of the Series A convertible redeemable preferred stock in proportion to the number of shares of Series A convertible redeemable preferred stock then held by such holders. The redemption value of the Series A convertible redeemable preferred stock at December 31, 2004 was $18.3 million.

Dividends

The holders of Series A convertible redeemable preferred stock were entitled to receive cumulative dividends, prior and in preference to any declaration or payment of any dividend on the common stock or any other shares of capital stock of the Company at an annual rate of 8% of the Original Series A Issue Price per share. These dividends accrued (whether or not earned or declared by the Board of Directors) and compounded annually and were cumulative as to any shares of Series A convertible redeemable preferred stock from the date on which such share is first issued and was payable in arrears, when and as declared by the Board of Directors. Upon the determination of the Board of Directors of the Company, including the directors elected by the holders of the Series A convertible redeemable preferred stock, such dividends would have been paid in shares of Series A convertible redeemable preferred stock valued at the Original Series A Issue Price. Accordingly, dividends on the Series A convertible redeemable preferred stock were being accreted annually. However, because the Series A convertible redeemable preferred stock converted into common stock, the accrued and unpaid dividends will not be paid in either cash or stock. At December 31, 2004 cumulative dividends in arrears aggregated approximately $2.0 million.

Series B Convertible Redeemable Preferred Stock

In February 2005, the Board of Directors approved amending and restating the Company’s amended and restated certificate of incorporation to authorize the issuance of additional shares of preferred stock and to designate such additional shares as Series B convertible redeemable preferred stock. In February 2005, the Company issued 420,137 shares of Series B convertible redeemable preferred stock to a stockholder of the Company for approximately $3.0 million.

All Series B Convertible Redeemable Preferred Stock was converted to common stock in November, 2005 in connection with the initial public offering.

13. Commitments

Registration Rights

Effective May 1, 2006 the holders of an aggregate of 6,324,962 shares of the Company’s common stock and the holder of warrants to purchase an aggregate of 281,347 shares of the Company’s common stock may require the Company, upon written request from holders of a majority of these shares, and on not more than two occasions, to file a registration statement under the Securities Act of 1933 with respect to their shares.

14. Extraordinary Item

The Company had an earnout obligation to Net Objects, Inc., in connection with its asset purchase agreement with Net Objects entered into in October 2001. The earnout obligation was recorded in accordance with SFAS No. 141, “Business Combinations,” based on a three-year forecast of revenues of software products acquired from Net Objects. The term of the earnout ended in September 2004, so the estimated amount due of $628 thousand was classified as a current liability as of December 31, 2003. The actual earnout obligation, determined to be only $419 thousand, was paid in December 2004. As the related acquired assets had zero book value at the time of settlement, the Company recognized an extraordinary gain of $209 thousand.

15. Income Taxes

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $56.6 million, which begin to expire in the year 2019. The net operating losses at December 31, 2005 include approximately $2.2 million obtained through acquisitions during 2005.

During 2004, a change in ownership of more than 50% occurred that, in accordance with provisions of the Internal Revenue Code, limits the amount of net operating losses that may be utilized in subsequent periods. The annual limitation results in a reduction of available net operating loss carryforwards due to expiring net operating losses in subsequent carryforward periods. Accordingly, the Company estimates that at least $36.0 million of net operating loss carryforwards will be available during the carryforward period. An additional amount may be available as a result of recognized built in gains during the five year period following the change in ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2004	2005
Deferred tax assets:
Current:
Allowance for doubtful accounts	$162	$145
Deferred rent	—	37
Other	—	14

	162	196
Valuation allowance	(162)	(189)

Net current deferred tax assets	—	7
Noncurrent:
Fixed assets basis	363	276
Intangible basis	3,695	3,198
Stock based compensation	74	49
Net operating loss carryforwards	13,354	13,647

Valuation allowance	(17,486)	(16,554)

Net noncurrent deferred tax assets	—	616

Deferred tax liabilities:
Noncurrent:
Acquired intangibles	—	623

Total noncurrent deferred tax liabilities	—	623
Net noncurrent deferred tax asset (liability)	—	(7)
Net deferred tax asset (liability)	$—	$—

The valuation allowance decreased by approximately $905 thousand and $9.5 million during 2005 and 2004, respectively. The change in the valuation allowance from 2004 to 2005 is primarily attributable to the acquired deferred tax liabilities and utilization of net operating losses. Approximately $185 thousand of the reduction in valuation allowance is attributable to acquired deferred tax liabilities. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following:

	2003	2004	2005
U.S statutory rate	(34.0)%	34.0%	34.0%
State income taxes (net of federal tax benefit)	(4.0)	4.0	4.0
Incentive stock options	—	—	22.5
Other	0.5	0.2	(2.6)
Valuation allowance	37.5	(38.2)	(57.9)

	0.0%	0.0%	0.0%

16. Employee Savings Plan

Effective August 1, 2000, the Company established a 401(k) savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees who completed three months of service are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company began making contributions to the plan in 2004. The Company recorded contribution expense of $0, $33 and $81 thousand for 2003, 2004 and 2005, respectively.

17. Related Party Transactions

An investment fund affiliated with a law firm that provides legal services to the Company is a shareholder of the Company. The law firm received $52 thousand, $191 thousand and $1.0 million for professional services provided to the Company during 2003, 2004 and 2005, respectively. The Company has a payable of $79 thousand and $134 thousand to this law firm at December 31, 2004 and 2005, respectively.

In February 2002, the Company issued warrants to purchase 72,328 shares of common stock as described in Note 12. Of these, a warrant exercisable for 71,428 shares of common stock was issued to a related party. The chief executive officer of the Company owns a beneficial interest in the general partner of the recipient of that warrant and also has voting and investment power with respect to the warrant and the shares of common stock issuable upon exercise of the warrant.

In February 2002, in connection with the acquisition of assets from Innuity, Inc., the Company issued 2,816,585 shares of common stock to Innuity. A current director and a current officer of the Company were secured noteholders of Innuity at the time and received distributions of the Company’s common stock from Artesian Management, Inc., agent for the Innuity secured noteholders, in February 2004.

The Company purchased computer equipment in 2003 from a business for which the Company’s President/CEO and CFO were members of the Board of Directors when the purchase was made. The Company paid $20 thousand to the computer equipment company for purchases made during 2004. The Company has a payable of $30 thousand to this business for the computer equipment, at December 31, 2004.

Three of the Company’s other directors are affiliated with certain of the Company’s major stockholders, and share voting and investment power with respect to the shares owned by these entities.

In December 2003, the Company entered into a letter agreement with Insight Venture Management, LLC, or IVM, an affiliate of Insight Venture Partners IV, L.P., whereby the Company received consulting services from IVM for a term of twelve months beginning January 1, 2004. This agreement expired pursuant to its terms on December 31, 2004. The Company paid IVM an aggregate amount of $61 thousand for these services during

2004. Two of the Company’s directors are affiliated with Insight Venture Partners, and entities affiliated with Insight Venture Partners own more than 5% of the Company’s outstanding capital stock.

In February 2004, the Company repurchased shares of its common stock from certain stockholders, including from one of its directors, his family members, and certain other parties with which he is or, in the past, was affiliated.

18. Reverse Stock Split

On September 14, 2005, the Board of Directors authorized a one-for-five reverse stock split of the Company’s common stock and convertible redeemable preferred stock. All common stock shares, convertible redeemable preferred stock shares, and amounts and per share data have been retroactively restated to reflect the reverse stock split.

2. Financial Statement Schedules

None.

3. Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.*

3.2	Amended and Restated Bylaws of Website Pros, Inc.**

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.#

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.#

4.4	Warrant dated February 15, 2002, exercisable for 71,428 shares of common stock.#

4.5	Warrant dated February 14, 2002, exercisable for 900 shares of common stock.#

4.6	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.#

4.7	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.#

10.1	1999 Equity Incentive Plan and forms of related agreements.#

10.2	2005 Equity Incentive Plan and forms of related agreements.#

10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.#

10.4	2005 Employee Stock Purchase Plan.#

10.5	Executive Severance Benefit Plan.+#

10.6	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.#

10.7	Employment Agreement with David L. Brown, dated June 1, 2005.+#

10.8	Employment Agreement with Kevin M. Carney, dated June 1, 2005.+#

10.9	Partnership Agreement with Discover Financial Services, Inc. dated November 3, 2003, as amended to date.†#

10.10	Lease by and between Flagler Development Company and the registrant, dated as of January 17, 2003.#

Exhibit No.	Description of Document

10.11	Commercial Rental Agreement by and between Innuity, Inc. and R.I.N. Corporation, and Mountain Real Estate & Property Management, Inc., dated as of April 21, 2000, as amended by Lease addendum to lease dated April 21, 2000 by and between Points North Associates, LLC and the registrant, dated as of May 26, 2004.#

10.12	Lease for 10021 Balls Ford Road, Manassas, Virginia, by and between the registrant and GDR Manassas, LLP, dated September 8, 2004.#

14.1	Code of Conduct.#

21.1	Subsidiaries of the registrant.#

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
**	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
#	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Website Pros, Inc.
(Registrant)

March 8, 2006	/s/ Kevin M. Carney
Date	Kevin M. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Brown and Kevin M. Carney, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 8, 2006:

Name	Title

/s/ David L. Brown David L. Brown	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin M. Carney Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ G. Harry Durity G. Harry Durity	Director

/s/ Hugh Durden Hugh Durden	Director

/s/ Julius Genachowski Julius Genachowski	Director

/s/ Timothy Maudlin Timothy Maudlin	Director

/s/ Deven Parekh Deven Parekh	Director

George J. Still, Jr.	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.*

3.2	Amended and Restated Bylaws of Website Pros, Inc.**

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.#

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.#

4.4	Warrant dated February 15, 2002, exercisable for 71,428 shares of common stock.#

4.5	Warrant dated February 14, 2002, exercisable for 900 shares of common stock.#

4.6	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.#

4.7	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.#

10.1	1999 Equity Incentive Plan and forms of related agreements.#

10.2	2005 Equity Incentive Plan and forms of related agreements.#

10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.#

10.4	2005 Employee Stock Purchase Plan.#

10.5	Executive Severance Benefit Plan.+#

10.6	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.#

10.7	Employment Agreement with David L. Brown, dated June 1, 2005.+#

10.8	Employment Agreement with Kevin M. Carney, dated June 1, 2005.+#

10.9	Partnership Agreement with Discover Financial Services, Inc. dated November 3, 2003, as amended to date.†#

10.10	Lease by and between Flagler Development Company and the registrant, dated as of January 17, 2003.#

10.11	Commercial Rental Agreement by and between Innuity, Inc. and R.I.N. Corporation, and Mountain Real Estate & Property Management, Inc., dated as of April 21, 2000, as amended by Lease addendum to lease dated April 21, 2000 by and between Points North Associates, LLC and the registrant, dated as of May 26, 2004.#

10.12	Lease for 10021 Balls Ford Road, Manassas, Virginia, by and between the registrant and GDR Manassas, LLP, dated September 8, 2004.#

14.1	Code of Conduct.#

21.1	Subsidiaries of the registrant.#

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page hereto)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit No.	Description of Document

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
**	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
#	Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
+	Indicates management contract or compensatory plan.