Form 10-Q
period 2006-03-31
WEBSITE PROS INC
filed 2006-05-05
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.    ☐  Large accelerated filer        ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of April 30, 2006: 16,547,815

Website Pros, Inc.

Quarterly Report on Form 10Q

For the Quarterly Period ended March 31, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2006	2005
Revenue:
Subscription	$9,959	$6,043
License	1,205	972
Professional services	449	303

Total revenue	11,613	7,318
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	4,393	2,917
License (a)	291	197
Professional services (a)	380	216
Stock-based compensation	25	6

Total cost of revenue	5,089	3,336

Gross profit	6,524	3,982
Operating expenses:
Sales and marketing (a)	2,765	1,971
Research and development (a)	494	349
General and administrative (a)	2,052	1,277
Stock based compensation	371	36
Depreciation and amortization	372	99

Total operating expenses	6,054	3,732

Income from operations	470	250
Other income (expense):
Interest, net	551	26

Net income	1,021	276
Preferred stock dividends	—	(340)

Net income (loss) attributable to common stockholders	$1,021	$(64)

Basic net income (loss) attributable per common share	$0.06	$(0.02)

Diluted net income (loss) attributable per common share	$0.05	$(0.02)

Basic weighted average common shares outstanding:	16,526	2,791

Diluted weighted average common shares outstanding:	19,343	2,791

(a) Stock-based compensation is excluded from the following:

Subscription, License and Professional services (cost of revenue)	$25	$6

Sales and marketing	$72	$13
Research and development	55	13
General and administrative	244	10

Total	$371	$36

See accompanying notes to consolidated financial statements

Website, Pros, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2006 (unaudited)	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$55,803	$55,746
Accounts receivable, net of allowance of $325 and $383, respectively	1,764	1,941
Inventories, net of reserves of $1 and $51, respectively	141	138
Prepaid expenses	519	506
Prepaid marketing fees and other current assets	902	770

Total current assets	59,129	59,101
Property and equipment, net	1,437	1,068
Goodwill and other intangible assets	15,897	16,105
Other assets	136	96

Total assets	$76,599	$76,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$492	$1,280
Accrued expenses	1,931	2,391
Deferred revenue	3,212	3,193
Accrued marketing fees	388	297
Note payable, current	66	65
Other liabilities	279	340

Total current liabilities	6,368	7,566
Accrued rent expense	178	177
Note payable, long-term	224	241
Other long-term liabilities	31	31

Total liabilities	6,801	8,015

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2006 and December 31, 2005; 16,541,258 shares and 16,509,602 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	17	17
Additional paid-in capital	136,518	136,097
Accumulated deficit	(66,737)	(67,759)

Total stockholders’ equity	69,798	68,355

Total liabilities and stockholders’ equity	$76,599	$76,370

See accompanying notes to consolidated financial statements

Website, Pros, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$1,021	$276

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	372	99
Stock-based compensation expense	396	42
Changes in operating assets and liabilities:
Accounts receivable	177	(355)
Inventories	(3)	21
Prepaid expenses and other assets	(169)	(34)
Accounts payable, accrued expenses and other liabilities	(779)	640
Deferred revenue	19	111

Net cash provided by operating activities	1,034	800

Cash flows from investing activities
Purchase of property and equipment	(361)	(34)
Other	(3)	—

Net cash used in investing activities	(364)	(34)

Cash flows from financing activities
Payment of stock issuance costs	(622)	(4)
Payment of debt obligations	(16)	—
Proceeds from issuance of preferred stock, net	—	2,990
Proceeds from exercise of stock options	25	—

Net cash (used in) provided by financing activities	(613)	2,986
Net increase in cash and cash equivalents	57	3,752
Cash and cash equivalents, beginning of period	55,746	6,621

Cash and cash equivalents, end of period	$55,803	$10,373

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (the “Company”) is a provider of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. The Company’s primary service offering is a comprehensive package that includes Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to the Company’s primary service offering, the Company provides a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services.

The Company has reviewed the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and has determined that the Company is comprised of only one segment, Web services and products.

Basis of Presentation

The accompanying unaudited interim consolidated balance sheet as of March 31, 2006 and the consolidated unaudited interim statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and the related condensed footnote disclosures are unaudited. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP. These statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The accompanying consolidated financial statements have been prepared in accordance with GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The interim period results are not necessarily indicative of the results to be expected for the full year. There is no difference between net income and total comprehensive income.

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

Net Income (Loss) Attributable Per Common Share

The Company computes net income (loss) attributable per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) attributable per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which was adopted retroactively by the Company on April 1, 2005, and supersedes APB Opinion No. 25, “Accounting for Stock Issued for Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) . Since the Company previously adopted the expense recognition provisions of SFAS No.123, the adoption of SFAS No. 123(R) had no impact on its financial statements.

2. Acquisitions

Acquisition of Assets from E.B.O.Z., Inc.

On April 19, 2005, the Company acquired the assets of, and assumed certain liabilities from, E.B.O.Z., Inc. (“EBOZ”). The Company believes the EBOZ asset acquisition improves its ability to cost-effectively provide Web traffic generation solutions to its customers through the use of Internet banner advertisements, pay-per-click campaign management, and search engine optimization. The Company issued 185,524 shares of its common stock to EBOZ as consideration for the acquired assets (“Closing Shares”) and, under the agreement as originally executed, would have been obligated to issue as contingent consideration up to an additional 185,524 shares (“Contingent Shares”) in the event the EBOZ assets acquired achieved certain revenue targets during the three months ending July 31, 2006 and certain EBOZ shareholder employees of the Company had not resigned their positions with the Company.

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

The financial information in the table below summarizes the combined results of operations of the Company and the assets of EBOZ on a pro forma basis, as though the acquisition had occurred at the beginning of the three month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the three month period set forth below.

Three Months Ended March 31, 2005
Revenue	$7,555
Loss before extraordinary gain attributable to common stockholders	(151)
Basic net income(loss) attributable per common share	(0.05)
Diluted net income(loss) attributable per common share	(0.05)

Acquisition of LEADS.com

On April 22, 2005, the Company consummated a transaction whereby a wholly owned subsidiary of the Company merged with LEADS.com, Inc. (“LEADS.com”) and LEADS.com became a wholly-owned subsidiary as contemplated by an agreement and plan of merger and reorganization dated April 22, 2005. The Company believes the LEADS.com acquisition enhances its ability to provide customer leads to locally and regionally focused businesses. Under the terms of the LEADS.com merger agreement, the Company issued 2,320,518 shares of its common stock in exchange for 2,217,769 shares of the common stock of LEADS.com, constituting 100% of the outstanding shares of LEADS.com, and assumed options to purchase 73,241 shares of common stock of the Company. In April 2005, the Company valued the shares issued by determining the enterprise value of LEADS.com based upon a discounted cash flow approach. The cash flow model included an 11-year forecast of income and cash flows and assumed a discount rate of 32.5% and a growth rate implicit in the terminal value of 6.0%. The fair value of the LEADS.com options assumed was valued based upon the following assumptions: fair value of common stock of $7.10; risk-free rate of 4.29%; dividend yield of 0%; and an expected life of 7 years. The resulting fair value was allocated between deferred compensation and the purchase price based upon the intrinsic value and the remaining vesting period in accordance with FIN 44, “Accounting for Certain Transactions Involving Stock Compensation.”

The financial information in the table below summarizes the combined results of operations of the Company and LEADS.com on a pro forma basis, as though the merger had occurred at the beginning of the three month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the three month period set forth below.

Three Months Ended March 31, 2005
Revenue	$8,663
Loss before extraordinary gain attributable to common stockholders	(852)
Basic net income(loss) attributable per common share	(0.17)
Diluted net income(loss) attributable per common share	(0.17)

3. Net Income (Loss) Attributable Per Common Share

Basic net income (loss) attributable per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income attributable per common share includes the effect from potential issuance of common stock, such as common stock issuable pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income (loss) attributable per common share for the three months ended March 31, 2006 and 2005 (in thousands except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net income (loss) attributable to common stockholders	$1,021	$(64)

Weighted average outstanding shares of common stock	16,526	2,791
Dilutive effect of stock options	2,535	0
Dilutive effect of warrants	282	0

Common stock and common stock equivalents	19,343	2,791

Net income (loss) attributable per common share :
Basic	$0.06	$(0.02)

Diluted	$0.05	$(0.02)

Due to the anti-dilutive nature of the Company’s stock options and warrants for the three months ended March 31, 2005, 2,431,511 dilutive securities have been excluded from the calculation of the weighted average shares for diluted net loss attributable per common share.

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) “Share Based Payment.” Previously, the Company expensed share-based payments as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the Company previously adopted the expense recognition provisions of SFAS No. 123 and the Company’s options vest on a monthly basis, the adoption of SFAS No. 123(R) had no impact on its financial statements. The Company has elected to use the with or without methodology for recognition of income taxes related to stock compensation.

Compensation costs related to the Company’s share-based plans were $396 thousand and $42 thousand for the first quarters of 2006 and 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of March 31, 2006, the Company had $4.8 million of unrecognized compensation costs related to share-based payments, which are expected to be recognized through March 2010.

Stock Option Plans

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan which became effective November 2005. As of March 31, 2006, the Company reserved 1,550,000 shares of the Company’s stock for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of March 31, 2006 1,246,126 shares were reserved for future issuance under the plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. The aggregate number of shares of common stock that may be issued pursuant to options granted under this plan is 610,000 shares. Of the total reserved as of March 31, 2006, options to purchase a total of 242,222 shares of the Company’s common stock were held by participants under the plan, no shares of common stock had been issued and exercised and 367,778 shares of common stock were currently available for future issuance.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 491,274 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of March 31, 2006, no shares have been issued under the ESPP.

The Board of Directors administers all of the equity incentive plans and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the stock option plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

The fair value of each option award is estimated on the date of the grant using the Black Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on publicly traded industry comparables and their historical volatility on the date the grant. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three Months Ended March 31,
	2006	2005*
Risk-free interest rate	4.27-4.82%	N/A
Dividend yield	0%	N/A
Expected life (in years)	5	N/A
Volatility	68-70%	N/A

*	No grants were issued during the three months ended March 31, 2005.

Changes in options outstanding for the three months ended March 31, 2006 were as follows:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
					($000)
Balance, December 31, 2005	4,074,790	$0.50 to 10.65	$3.95
Granted	330,000	10.38 to 14.05	11.16
Exercised	(31,656)	0.50 to 9.00	0.78
Canceled and expired	(67,518)	2.00 to 10.10	8.98

Balance, March 31, 2006	4,305,616	0.50 to 14.05	4.45	7.7	$41,334

Exercisable at March 31, 2006	2,765,334	0.50 to 14.05	2.12	7.1	33,002

The intrinsic value of options exercised during the three months ended March 31, 2006, was $320. There were no exercises during the three months ended March 31, 2005.

The following activity occurred under the Company’s equity incentive plans during the three months ended March 31, 2006:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at January 1, 2006	1,440,344	$2.23
Granted	330,000	6.84
Vested	(164,260)	2.17
Forfeited	(65,802)	5.59

Unvested at March 31, 2006	1,540,282	3.08

5. Related Party Transactions

An investment fund affiliated with a law firm that provides legal services to the Company is a shareholder of the Company. The law firm received $158 thousand and $20 thousand for professional services provided to the Company during the three months ended March 31, 2006 and March 31, 2005, respectively. The Company had a payable of $35 thousand and $125 thousand to this law firm at March 31, 2006 and December 31, 2005, respectively.

Two of the Company’s directors are affiliated with certain of the Company’s major stockholders and share voting and investment power with respect to the shares owned by these entities.

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

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2005, contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 8, 2006.

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

Since our incorporation in 1999, we have developed proprietary Internet publishing and management software, automated workflow processes, and specialized workforce development and management techniques that facilitate production efficiencies that we believe enable us to offer sophisticated Web services at affordable rates. Our revenue has increased from $7.3 million in the three months ended March 31, 2005 to $11.6 million in the three months ended March 31, 2006.

We sell our Web services and products primarily to customers identified through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers, including Discover Financial Services, Inc., or Discover, Network Solutions, and IBM. As an application service provider, we offer our customers a full range of Web services and products on a subscription basis. As of March 31, 2006, we had approximately 55,000 subscribers to our eWorks! XL and premium subscription-based services, an increase from approximately 45,000 subscribers to these services at March 31, 2005.

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

Sources of Revenue

We derive our revenue from sales of subscriptions, licenses, and services to our customers. Our revenue generally depends on the sale of a large number of subscriptions to small and medium-sized businesses. Most of these sales are generated by leads provided by a relatively small number of companies with which we have strategic marketing relationships. Customers acquired through our strategic marketing relationship with Discover accounted for 53% and 69% of our revenue in the three months ended March 31, 2006 and March 31, 2005, respectively.

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

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the quarter ended March 31, 2006 subscription revenue accounted for approximately 86% of our total revenue as compared to 83% for the quarter ended March 31, 2005. Subscription revenue is driven primarily by the number of paying subscribers to our Web services and the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. Subscription revenue increased as a percentage of total revenue during the three months ended March 31, 2005 and 2006, as our principal business focus has been, and continues to be, on growing our subscription customer base. We expect other sources of revenue to continue to decline as a percentage of total revenue over time.

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

Professional Services Revenue

We also receive professional services revenue from custom Website design. Our custom Website design work is typically billed on a fixed price basis and over very short periods.

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

General and Administrative Expense

General and administrative expenses consist of salaries and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, other corporate expenses, and allocated overhead costs. We expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. We anticipate that we will also incur additional employee salaries and related expenses, professional service fees, and insurance costs necessary to meet the regulatory requirements of being a public company.

Depreciation and Amortization Expense

Depreciation and amortization relate primarily to our computer equipment and software and other intangible assets recorded in purchase accounting for acquisitions we have completed.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our 2005 Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

License revenue is derived from sales of software licenses directly to end-users as well as through value-added resellers and distributors. Software may be delivered indirectly by a distributor, through download from our Website, or directly to end-users by our company. We recognize revenue generated by the distribution of software licenses directly by us in the form of a boxed software product or a digital download upon sale and delivery to the end-user. End-users who purchase a software license online pay for the license at the time of order. We do not offer extended payment terms or make concessions for software license sales. We recognize revenue generated from distribution agreements where the distributor has a right of return as the distributor sells and delivers software license product to the end-user. We recognize revenue from distribution agreements where no right of return exists when a licensed software product is shipped to the distributor. In arrangements where distributors pay us upon shipment of software product to end-customers, we recognize revenue upon payment by the distributor. We are not obligated to provide technical support in connection with software licenses and do not provide technical support services to our software license customers. Our revenue recognition policies are in compliance with Statement of Position, or SOP97-2 (as amended by SOP 98-4 and SOP 98-9), “ Software Revenue Recognition.”

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

We account for our multi-element arrangements, such as in the instances where we design a custom Website and separately offer other services such as hosting and marketing, in accordance with Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” We identify each element in an arrangement and assign the relative fair value to each element. The additional services provided with a custom Website are recognized separately over the period for which services are performed.

Allowance for Doubtful Accounts

In accordance with our revenue recognition policy, our accounts receivable are based upon customers whose payment is reasonably assured. We monitor collections from our customers and maintain an allowance for estimated credit losses based on historical experience and specific customer collection issues. While credit losses have historically been within our expectations and the provisions established in our financial statements, we couldn’t guarantee that we will continue to experience the same credit loss rates that we have in the past. Because we have a large number of customers, we do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our consolidated financial position.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share Based Payment”, which we adopted on January 1, 2006. The adoption did not have an impact. Stock-based compensation is amortized over the related vesting periods.

Comparison of the Results for the Three Months Ended March 31, 2006 to the Results for the Three Months ended March 31, 2005

Revenue

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenue:
Subscription	$9,959	$6,043
License	1,205	972
Professional services	449	303

Total revenue	$11,613	$7,318

Total revenue for the three months ended March 31, 2006 increased $4.3 million or 59% over the three months ended March 31, 2005.

Subscription Revenue. For the three months ended March 31, 2006 subscription revenue increased $3.9 million or 65%, over the three months ended March 31, 2005. An increase of $1.5 million was attributable to a 23% increase in customers and an increase of $236 thousand was due to an increase of 4% in average monthly revenue per customer. Approximately $2.0 million of the increase in subscription revenue was attributable to the acquisition of LEADS.com. Approximately $189 thousand of the increase in the subscription revenue was generated from customer relationships attributable to the acquisition of assets from EBOZ.

Monthly turnover decreased to 5.6% in the three months ended March 31, 2006 from 6.0% in the three months ended March 31, 2005 which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover excludes LEADS.com and EBOZ customer turnover.

License Revenue. For the three months ended March 31, 2006 license revenue increased $233 thousand, or 24%, over the three months ended March 31, 2005. The increase was due to the release of Fusion 9.0 in November 2005.

Professional Services Revenue. For the three months ended March 31, 2006 professional services increased $146 thousand, or 48%, over the three months ended March 31, 2005. This increase was primarily due to revenue growth of $108 thousand during the three months ended March 31, 2006 from an existing strategic marketing relationship. Additionally, the remaining increase was due to the implementation of a custom Website development program with four additional third parties that generated $38 thousand in additional professional services revenue in the three months ended March 31, 2006.

Cost of Revenue

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cost of revenue
Subscription	$4,393	$2,917
License	291	197
Professional services	380	216
Stock based compensation	25	6

Total cost of revenue	$5,089	$3,336

Cost of Subscription Revenue. For the three months ended March 31, 2006, cost of subscription revenue increased $1.5 million, or 51%, from the three months ended March 31, 2005. The increase in costs was the result of the growth in the number of subscribers to our eWorks! XL and premium subscription-based services from the three months ended March 31, 2005 compared to the three months ended March 31, 2006. This subscriber growth resulted in an increase of $158 thousand, the absolute amount of marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in an increase of $40 thousand in billing costs. In addition, during the three months ended March 31, 2006, cost of subscription revenue increased by $1.1 million related to subscription revenue generated from our LEADS.com subsidiary acquired on April 22, 2005. An additional $120 thousand of cost of subscription revenue was related to subscription revenue generated from customer relationships acquired through our EBOZ acquisition on April 19, 2005. Although our cost of subscription revenue increased from 2005 to 2006, the gross margin on subscription revenue increased from 52% during the three months ended March 31, 2005 to 56% during the three months ended March 31, 2006.

Cost of License Revenue. For the three months ended March 31, 2006 cost of license revenue increased $94 thousand, or 48%, from the three months ended March 31, 2005. The increase was primarily due to an increase of $37 thousand in manufacturing costs and $63 thousand in marketing fees and services.

Cost of Professional Services Revenue. For the three months ended March 31, 2006 cost of professional services revenue increased $164 thousand, or 76%, from the three months ended March 31, 2005. The increase resulted primarily from the addition of personnel to professional services during 2005 to improve our capabilities and drive revenue growth in this area. Compensation related expenses and independent contractor costs increased approximately $132 thousand in the three months ended March 31, 2006 from the three months ended March 31, 2005. Additional expense of $28 thousand was recorded in the three months ended March 31, 2006 for marketing fee expense associated with strategic marketing relationships.

Operating Expenses

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Operating expenses:
Sales and marketing	$2,765	$1,971
Research and development	494	349
General and administrative	2,052	1,277
Stock based compensation	371	36
Depreciation and amortization	372	99

Total operating expenses	$6,054	$3,732

Sales and Marketing Expenses. Sales and marketing expenses increased 40% from $2.0 million, or 27% of total revenue, during the three months ended March 31, 2005 to $2.8 million, or 24% of total revenue, during the three months ended March 31, 2006. The increase was due to increases of $240 thousand in employee compensation costs and $35 thousand in corporate insurance cost offset by a decrease of $32 thousand in bad debt expense caused by a reserve reversal. In addition, increases of $462 thousand and $11 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with our acquisitions of LEADS.com and EBOZ, respectively.

Research and Development Expenses. Research and development expenses increased 42% from $349 thousand, or 5% of total revenue, during the three months ended March 31, 2005 to $494 thousand, or 4% of total revenue, during the three months ended March 31, 2006. The increase was primarily due to an increase of $131 thousand research and development resources associated with LEADS.com and EBOZ.

General and Administrative Expenses. General and administrative expenses increased 61% from $1.3 million , or 17% of total revenue, during the three months ended March 31, 2005 to $2.1 million, or 18% of total revenue, during the three months ended March 31, 2006. The increase was comprised of employee compensation costs of $390 thousand, franchise taxes of $43 thousand and printing expense of $20 thousand offset by decreases in professional and outside services costs and bad debt expense of $78 thousand and $37 thousand, respectively. Additional resource and facility costs associated with LEADS.com and EBOZ resulted in an increase of $412 thousand during the three months ended March 31, 2006

Depreciation and Amortization Expense. Depreciation and amortization expense increased 276% from $99 thousand, or 1% of total revenue, during the three months ended March 31, 2005 to $372 thousand or 3% of total revenue, during the three months ended March 31, 2006. The increase was due to additional depreciation and amortization expense related to the LEADS.com and EBOZ acquisitions.

Stock-based Compensation Cost of Sales and Operating Expenses. Stock-based compensation increased $354 thousand from $42 thousand, or 1% of total revenue, during the three months ended March 31, 2005 to $396 thousand or 3% of total revenue, during the three months ended March 31, 2006. The increase was primarily due to the higher fair value of options resulting from the increase in the fair value of our common stock.

Interest Income. Interest income increased $525 thousand from $26 thousand, or 0% of total revenue, during the three months ended March 31, 2005 to $551 thousand or 5% of total revenue, during the three months ended March 31, 2006. The increase was due to the net proceeds of our initial public offering, $41.6 million, all of which was invested in money market funds as of March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had $55.8 million of cash and cash equivalents and $52.8 million in working capital, as compared to $55.7 million of cash and cash equivalents and $51.5 million in working capital as of December 31, 2005.

Net cash provided by operating activities was $1.0 million and $800 thousand for the three-months ended March 31, 2006 and 2005, respectively. In 2006, net income of $1.0 million was the largest contributor to cash provided by operations. That amount was increased by non-cash add-backs of $372 thousand and $396 thousand for depreciation and amortization and stock-based compensation, respectively. Offsetting the positive non-cash items were higher payments of accounts payable and accrued liabilities decreasing cash provided from operations activities by $779 thousand.

Net cash used in investing activities in the three months ended March 31, 2006 was $364 thousand as compared to $34 thousand in the three months ended March 31, 2005. Our investing activities consisted of purchases of fixed assets, capital expenditures related to our network infrastructure, and computer equipment for our employees, as well as furniture for our expanded offices.

Net cash provided by (used in) financing activities was $(613) thousand and $3.0 million for the three months ended March 31, 2006 and 2005, respectively. Our financing activities during three months ended March 31, 2006 consisted of payments of IPO-related costs and debt and proceeds from stock option exercises. Our financing activities during the three months ended March 31, 2005 consisted of $3.0 million from the issuance of convertible redeemable preferred stock.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. On November 7, 2005, we completed our initial public offering with net proceeds of approximately $41.6 million after deducting underwriting discounts and other costs.

As of March 31, 2005 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 6% of our total revenue in the three months ended March 31, 2005 and March 31, 2006. Sales in Germany represented approximately 61% of our international revenue in the three months ended March 31, 2005, and 64% of our international revenue in the three months ended March 31, 2006.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term marketable securities totaling $55.8 million and $55.7 million at March 31, 2006 and December 31, 2005, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-

term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Contro ls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 93% of our new customers in the year ended December 31, 2005, and approximately 90% in the three months ended March 31, 2006, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

Our strategic marketing relationship with Discover Financial Services, Inc., or Discover, is particularly important to us and accounted for approximately 73% of our new customers in the year ended December 31, 2005 and 69% in the three months ended March 31, 2006. Customers attributable to our relationship with Discover represented approximately 57% of our total revenue during the year ended December 31, 2005, and approximately 53% in the three months ended March 31, 2006. We expect that customer relationships enabled by our strategic marketing relationship with Discover will continue to account for a significant portion of our new customers and our revenue in the future. Discover is under no obligation to continue to contract with us or continue this strategic marketing relationship, and either Discover or we can terminate our agreement with short notice and no penalty. Additionally, this agreement expires pursuant to its terms in November 2006, and we cannot assure you that the agreement will be extended or renewed. We therefore cannot assure you that we will continue to have a relationship with Discover. If our strategic marketing relationship with Discover ends, we will need to take remedial measures to generate customer leads, which could be expensive, and if such efforts fail, our business would be materially harmed.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2004 and 2005, 56% and 52%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the three months ended March 31, 2006 and 2005, respectively, 19% and 21%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on small and medium-sized businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small and medium-sized businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our stock price.

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

Although we generated net income for the year ended December 31, 2005, we have not historically been profitable and may not be profitable in future periods. As of March 31, 2006, we had an accumulated deficit of approximately $67 million. We expect that our expenses relating to the sale and marketing of our Web services, to technology improvements and to general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our acquisitions in

2005 of LEADS.com and assets from EBOZ, we have recorded $10.7 million of goodwill. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 341 employees as of March 31, 2005, to 433 employees as of March 31, 2006. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

As of March 31, 2006, we had approximately 16,541,258 shares of common stock outstanding. Of these shares, 13,550,079 shares are freely tradable, of which 6,744,155 shares became freely tradable following the expiration of lock-up agreements on or about May 1, 2006. An additional 2,991,179 shares will become available for sale in the public market on subsequent dates. Friedman, Billings, Ramsey & Co., Inc., on behalf of the underwriters, may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sale of shares in the public market. Moreover, the holders of 6,670,406 shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file ourselves or for other stockholders. We also have registered up to 6,682,381 shares of our common stock that are subject to outstanding stock options or reserved for issuance under our equity incentive plans, and these shares can be freely sold in the public market upon issuance if not otherwise subject to lock up or other restrictions. If any of these stockholders cause a large number of securities to be sold in the public market, or the market perceives that these holders intend to sell a large number of securities, the sales or perceived sales could result in a substantial reduction in the trading price of our common stock or impede our ability to raise future capital.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of March 31, 2006, our executive officers, directors, and principal stockholders, in the aggregate, beneficially own approximately 49% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors, and principal stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2005, our registration statement on Form S-1 (Registration No. 333-124349), registering the sale of 4,800,000 shares of our common stock, $0.001 par value, for sale by us and 2,000,000 shares of our common stock, $0.001 par value, for sale by selling stockholders, was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. Friedman, Billings, Ramsey & Co., Piper Jaffray & Co and RBC Capital Markets Corporation acted as the managing underwriters for the offering. On November 7, 2005, we completed the offering at $10.00 per share. The aggregate purchase price, before expenses, to us was $44.6 million and we incurred $3.0 million in expenses, resulting in net proceeds from the offering of $41.6 million. None of the proceeds have been used and are reported at March 31, 2006 as cash and cash equivalents. Neither our directors, officers and affiliates nor persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

We expect to use the net proceeds for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire businesses, services, products, or technologies complementary to our current business, although we have no specific acquisitions planned. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amounts we actually expend for these purposes many vary significantly and will depend on a number of factors including the growth of our revenue, the type of efforts we make to refine our core technology and enhance our services and competitive developments. Accordingly, our management will retain broad discretion in the allocation of the net proceeds. Pending their use the net proceeds will be invested in short-term, interest bearing, investment-grade securities.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits.

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Website Pros, Inc. (1)

3.2		Amended and Restated Bylaws of Website Pros, Inc. (1)

4.1		Reference is made to Exhibits 3.1 and 3.2

4.2		Specimen Stock Certificate. (1)

4.3		Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005. (1)

4.4		Warrant dated February 15, 2002, exercisable for 71,428 shares of common stock. (1)

4.5		Warrant dated February 14, 2002, exercisable for 900 shares of common stock. (1)

4.6		Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock. (1)

4.7		Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock. (1)

31.1		CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code(18 U.S.C. §1350).

32.2	*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code(18 U.S.C. §1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Website Pros, Inc.’s registration statement on Form S-1, filed with the SEC on April 27, 2005, as amended, File No. 333-124349.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Website Pros, Inc.
(Registrant)

May 5, 2006	/s/ Kevin M. Carney
Date	Kevin M. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc. (1)

3.2	Amended and Restated Bylaws of Website Pros, Inc. (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (1)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005. (1)

4.4	Warrant dated February 15, 2002, exercisable for 71,428 shares of common stock. (1)

4.5	Warrant dated February 14, 2002, exercisable for 900 shares of common stock. (1)

4.6	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock. (1)

4.7	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock. (1)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code(18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code(18 U.S.C. §1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Website Pros, Inc.’s registration statement on Form S-1, filed with the SEC on April 27, 2005, as amended, File No. 333-124349.