Form 10-Q
period 2006-06-30
WEBSITE PROS INC
filed 2006-08-08
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Common Stock, par value $0.001 per share, outstanding as of August 2, 2006: 16,893,376

Website Pros, Inc.

Quarterly Report on Form 10Q

For the Quarterly Period ended June 30, 2006

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(In thousands except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue:
Subscription	$10,650	$8,107	$20,609	$14,150
License	884	701	2,089	1,673
Professional services	503	319	952	622

Total revenue	12,037	9,127	23,650	16,445

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	4,669	3,785	9,087	6,708
License	191	172	482	369
Professional services	330	299	710	515

Total cost of revenue	5,190	4,256	10,279	7,592

Gross profit	6,847	4,871	13,371	8,853

Operating expenses:
Sales and marketing (a)	2,971	2,457	5,810	4,441
Research and development (a)	441	429	989	791
General and administrative (a)	2,373	1,678	4,668	2,965
Depreciation and amortization	331	455	703	554

Total operating expenses	6,116	5,019	12,170	8,751

Income (loss) from operations	731	(148)	1,201	102
Interest, net	626	36	1,177	62

Net income (loss)	1,357	(112)	2,378	164
Preferred stock dividends	—	(340)	—	(680)

Net income (loss) attributable to common stockholders	$1,357	$(452)	$2,378	$(516)

Basic net income (loss) attributable per common share	$0.08	$(0.10)	$0.14	$(0.14)

Diluted net income (loss) attributable per common share	$0.07	$(0.10)	$0.12	$(0.14)

Basic weighted average common shares outstanding	16,613	4,714	16,570	3,758

Diluted weighted average common shares outstanding	19,332	4,714	19,339	3,758

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$32	$22	$57	$28

Sales and marketing	$74	$63	$146	$76
Research and development	33	20	88	33
General and administrative	273	47	516	57

	$380	$130	$750	$166

See accompanying notes to consolidated financial statements

Website, Pros, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,002	$55,746
Accounts receivable, net of allowance of $270 and $383, respectively	2,088	1,941
Inventories, net of reserves of $8 and $51, respectively	120	138
Prepaid expenses	534	506
Prepaid marketing fees and other current assets	733	770

Total current assets	60,477	59,101

Property and equipment, net	1,648	1,068
Goodwill and other intangible assets	15,756	16,105
Other assets	482	96

Total assets	$78,363	$76,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$260	$1,280
Accrued expenses	2,143	2,391
Deferred revenue	3,220	3,193
Accrued marketing fees	334	297
Note payable, current	67	65
Other liabilities	235	340

Total current liabilities	6,259	7,566

Accrued rent expense	176	177
Note payable, long-term	207	241
Other long-term liabilities	31	31

Total liabilities	$6,673	$8,015

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized; 16,687,466 and 16,509,602 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	17	17
Additional paid-in capital	137,054	136,097
Accumulated deficit	(65,381)	(67,759)

Total stockholders’ equity	71,690	68,355

Total liabilities and stockholders’ equity	$78,363	$76,370

See accompanying notes to consolidated financial statements

Website, Pros, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$2,378	$164

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	703	554
Stock-based compensation expense	807	194
Changes in operating assets and liabilities:
Accounts receivable	(147)	(350)
Inventories	18	26
Prepaid expenses and other assets	(98)	(71)
Accounts payable, accrued expenses and other liabilities	(754)	(36)
Deferred revenue	27	342

Net cash provided by operating activities	2,934	823

Cash flows from investing activities
Business acquisition, net of cash received	—	382
Purchase of property and equipment	(922)	(166)

Net cash (used in) provided by investing activities	(922)	216

Cash flows from financing activities
Payment of stock issuance costs	(877)	(1,094)
Payment of debt obligations	(32)	—
Proceeds from issuance of preferred stock, net	—	2,990
Proceeds from exercise of stock options	153	1

Net cash (used in) provided by financing activities	(756)	1,897

Net increase in cash and cash equivalents	1,256	2,936
Cash and cash equivalents, beginning of period	55,746	6,621

Cash and cash equivalents, end of period	$57,002	$9,557

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (the “Company”) is a provider of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. The Company’s primary service offering is a comprehensive package that includes Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to the Company’s primary service offering, the Company provides a variety of premium services to customers who desire more advanced capabilities such as e-commerce solutions and more sophisticated Internet marketing services.

The Company has reviewed the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, and has determined that the Company’s business consists of a single reporting segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and the related notes to the consolidated financial statements are unaudited. These consolidated statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2005 annual report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The Company’s consolidated financial statements include the assets, liabilities and the operating results of its wholly owned subsidiary LEADS.com, Inc. commencing on April 22, 2005. All significant intercompany balances and transactions have been eliminated. The financial statement results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Use of Estimates

The Company prepared the consolidated financial statements in conformity with accounting principles accepted in the United States. These principles require that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

Net Income (Loss) Attributable Per Common Share

The Company computes net income (loss) attributable per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) attributable per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted retroactively by the Company effective April 1, 2005, and supersedes APB Opinion No. 25, Accounting for Stock Issued for Employees. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, the Company adopted the provisions of SFAS No.123(R). Since the Company previously adopted the expense recognition provisions of SFAS No.123, the adoption of SFAS No.123(R) had no impact on its financial statements.

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

The financial information in the table below summarizes the combined results of operations of the Company and the assets of EBOZ on a pro forma basis, as though the acquisition had occurred at the beginning of the six month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the six month period set forth below.

Six Months Ended June 30, 2005
Revenue	$16,717
Net loss attributable to common stockholders	(621)
Basic and diluted net loss attributable per common share	(0.16)

Acquisition of LEADS.com

On April 22, 2005, the Company consummated a transaction whereby a wholly owned subsidiary of the Company merged with LEADS.com, Inc. (“LEADS.com”) and LEADS.com became a wholly-owned subsidiary as contemplated by an agreement and plan of merger and reorganization dated April 22, 2005. The Company believes the LEADS.com acquisition enhances its ability to provide customer leads to locally and regionally focused businesses. Under the terms of the LEADS.com merger agreement, the Company issued 2,320,518 shares of its common stock in exchange for 2,217,769 shares of the common stock of LEADS.com, constituting 100% of the outstanding shares of LEADS.com, and assumed options to purchase 73,241 shares of common stock of the Company. In April 2005, the Company valued the shares issued by determining the enterprise value of LEADS.com based upon a discounted cash flow approach. The cash flow model included an 11-year forecast of income and cash flows and assumed a discount rate of 32.5% and a growth rate implicit in the terminal value of 6.0%. The fair value of the LEADS.com options assumed was valued based upon the following assumptions: fair value of common stock of $7.10; risk-free rate of 4.29%; dividend yield of 0%; and an expected life of 7 years. The resulting fair value was allocated between deferred compensation and the purchase price based upon the intrinsic value and the remaining vesting period in accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation.

The financial information in the table below summarizes the combined results of operations of the Company and LEADS.com on a pro forma basis, as though the merger had occurred at the beginning of the six month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the six month period set forth below.

Six Months Ended June 30, 2005
Revenue	$18,162
Net loss attributable to common stockholders	(1,345)
Basic and diluted net loss attributable per common share	(0.26)

3. Net Income (Loss) Attributable Per Common Share

Basic net income (loss) attributable per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income attributable per common share includes the effect from potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income (loss) attributable per common share for the three and six months ended June 30, 2006 and 2005 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss) attributable to common stockholders	$1,357	$(452)	$2,378	$(516)

Weighted average outstanding shares of common stock	16,613	4,714	16,570	3,758
Dilutive effect of stock options	2,469	0	2,503	0
Dilutive effect of warrants	250	0	266	0

Common stock and common stock equivalents	19,332	4,714	19,339	3,758

Net income (loss) attributable per common share:
Basic	$0.08	$(0.10)	$0.14	$(0.14)
Diluted	$0.07	$(0.10)	$0.12	$(0.14)

Due to the anti-dilutive nature of the Company’s stock options and warrants, for the three and six months ended June 30, 2005, 2,447,366 and 2,461,812, respectively and for three and six months ended June 30, 2006, 201,978 and 32,039, respectively, dilutive securities have been excluded from the calculation of the weighted average shares for diluted net loss attributable per common share.

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. Previously, the Company expensed share-based payments as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Since the Company previously adopted the expense recognition provisions of SFAS No. 123 and the Company’s options vest on a monthly basis, the adoption of SFAS No. 123(R) had no material impact on its financial statements. The Company has elected to use the with or without methodology for recognition of income taxes related to stock compensation.

Compensation costs related to the Company’s share-based plans were $807 thousand and $194 thousand for the first six months of 2006 and 2005, respectively, and $412 thousand and $152 thousand for the three months ended June 30, 2006 and 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of June 30, 2006, the Company had $4.2 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through March 2010.

Stock Option Plans

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of June 30, 2006, the Company had reserved 1,789,963 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of June 30, 2006, 1,568,929 shares were reserved for future issuance under the plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. The aggregate number of shares of common stock that was authorized pursuant to options granted under this plan is 610,000 shares. Of the total reserved as of June 30, 2006, options to purchase a total of 310,000 shares of the Company’s common stock were held by participants under the plan, no options have been exercised and 300,000 shares of common stock were currently available for future issuance.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 491,274 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of June 30, 2006, no shares have been issued under the ESPP.

The Board of Directors administers all of the equity incentive plans and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the stock option plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

The fair value of each option award is estimated on the date of the grant using the Black Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on publicly traded industry comparables and their historical volatility on the date the grant. The expected term of options granted represents the period of time that they are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Six months ended June 30,
	2006	2005
Risk-free interest rate	4.27-5.01%	3.86-4.26%
Dividend yield	0%	0%
Expected life (in years)	5	5-7
Volatility	66-70%	0-83%

Changes in options outstanding for the six months ended June 30, 2006 were as follows:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance, December 31, 2005	4,074,790	$0.50 to 10.65	$3.95
Granted	410,000	10.38 to 14.05	11.25
Exercised	(107,119)	0.50 to 10.01	1.43
Canceled and expired	(151,268)	2.00 to 14.05	9.74

Balance, June 30, 2006	4,226,403	0.50 to 14.05	4.53	7.7	$24,794
Exercisable at June 30, 2006	2,872,996	0.50 to 14.05	2.42	7.0	22,648

The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $1.1 million and $1 thousand, respectively.

The following activity occurred under the Company’s equity incentive plans during the six months ended June 30, 2006:

Unvested Shares	Shares	Weighted Average Grant –Date Fair Value
Unvested at January 1, 2006	1,448,694	$2.25
Granted	410,000	6.86
Vested	(360,398)	2.44
Forfeited	(144,889)	6.07
Unvested at June 30, 2006	1,353,407	3.19

5. Related Party Transactions

An investment fund affiliated with a law firm that provides legal services to the Company is a shareholder of the Company. The law firm received $246 thousand and $343 thousand for professional services provided to the Company during the six months ended June 30, 2006 and 2005, respectively. The Company had a payable of $83 thousand and $134 thousand to this law firm at June 30, 2006 and December 31, 2005, respectively.

Two of the Company’s directors are affiliated with certain of the Company’s major stockholders and share voting and investment power with respect to the shares owned by these entities.

A company affiliated with one of our Company’s directors, who is also an executive officer, exercised its common warrants on May 23, 2006 at an exercise price of $0.05, at a deemed fair market value of $11.77 per share calculated according to the term of the warrant, resulting in 71,124 common shares being issued.

6. Subsequent Event

On August 2, 2006, the Company completed its secondary offering in which it sold 200,000 common shares at a price to the public of $9.25 per share. The net proceeds of the offering to the Company were approximately $1.3 million after deducting underwriting discounts and other costs.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2005, contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission, or SEC, on March 8, 2006.

Overview

We believe we are a leading provider, based on our number of subscribers, of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. Our primary service offerings, eWorks!, XL and SmartClicks, are comprehensive packages that include Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, and lead generation. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and more sophisticated Internet marketing services.

Since our incorporation in 1999, we have developed proprietary Internet publishing and management software, automated workflow processes, and specialized workforce development and management techniques that facilitate production efficiencies that we believe enable us to offer sophisticated Web services at affordable rates. Our revenue has increased from $16.4 million in the six months ended June 30, 2005 to $23.7 million in the six months ended June 30, 2006.

We primarily sell our Web services and products to customers identified through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers, including Discover Financial Services, LLC, or Discover and IBM. As an application service provider, we offer our customers a full range of Web services and products on an affordable subscription basis. As of June 30, 2006, we had approximately 58,000 subscribers to our eWorks! XL, SmartClicks and premium subscription-based services, an increase from approximately 47,000 subscribers to these services at June 30, 2005.

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

Monthly Turnover

Monthly turnover is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the period, divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. In measuring monthly turnover, we use the same conventions with respect to free trials and subscribers who are not current in their payments as described above for net subscriber additions. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plans. An increase in monthly turnover may signal deterioration in the quality of our service, or it may signal a behavioral change in our subscriber base. Decreased monthly turnover signals increased customer retention.

Sources of Revenue

We derive our revenue from sales of subscriptions, licenses, and services to our customers. Our revenue generally depends on the sale of a large number of subscriptions to small and medium-sized businesses. Leads provided by a relatively small number of companies with which we have strategic marketing relationships generate most of these sales. Customers acquired through our strategic marketing relationship with Discover accounted for 54% and 63% of our revenue in the six months ended June 30, 2006 and June 30, 2005, respectively and 56% and 62% of our revenue in the three months ended June 30, 2006 and June 30, 2005, respectively.

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL, SmartClicks or Visibility Online offerings. A majority of our subscription contracts include the design of a five-page Website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the Website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract.

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the six months ended June 30, 2006 subscription revenue accounted for approximately 87% of our total revenue as compared to 86% for the six months ended June 30, 2005. For the three months ended June 30, 2006 and 2005, subscription revenue accounted for approximately 89% of our total revenue. Primarily the number of paying subscribers to our Web services drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

License revenue is derived from sales of software licenses directly to end-users as well as through value-added resellers and distributors. Software may be delivered indirectly by a distributor, through download from our Website, or directly to end-users by our company. We recognize revenue generated by the distribution of software licenses directly by us in the form of a boxed software product or a digital download upon sale and delivery to the end-user. End-users who purchase a software license online pay for the license at the time of order. We do not offer extended payment terms or make concessions for software license sales. We recognize revenue generated from distribution agreements where the distributor has a right of return as the distributor sells and delivers software license product to the end-user. We recognize revenue from distribution agreements where no right of return exists when a licensed software product is shipped to the distributor. In arrangements where distributors pay us upon shipment of software product to end-customers, we recognize revenue upon payment by the distributor. We are not obligated to provide technical support in connection with software licenses and do not provide technical support services to our software license customers. Our revenue recognition policies are in compliance with Statement of Position, or SOP, 97-2 (as amended by SOP 98-4 and SOP 98-9), Software Revenue Recognition.

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

We account for our multi-element arrangements, such as in the instances where we design a custom Website and separately offer other services such as hosting and marketing, in accordance with Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. We identify each element in an arrangement and assign the relative fair value to each element. The additional services provided with a custom Website are recognized separately over the period for which services are performed.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with SFAS, No. 123(R), Share Based Payment, which we adopted on January 1, 2006. Since we previously adopted the expense recognition provisions of SFAS No.123 and options vest on a monthly basis, the adoption of SFAS No.123(R) had no material impact on our financial statements. Stock-based compensation is amortized over the related vesting periods.

Comparison of the Results for the Three Months Ended June 30, 2006 to the Results for the Three Months ended June 30, 2005

Revenue

	Three Months Ended June 30,
	2006	2005
	(unaudited)
Revenue:
Subscription	$10,650	$8,107
License	884	701
Professional services	503	319

Total revenue	$12,037	$9,127

Total revenue for the three months ended June 30, 2006 increased $2.9 million, or 32%, over the three months ended June 30, 2005.

Subscription Revenue. For the three months ended June 30, 2006 subscription revenue increased $2.5 million, or 31%, over the three months ended June 30, 2005. An increase of $1.6 million was attributable to a 24% increase in subscribers and an increase of $97 thousand was due to an increase of 1% in average monthly revenue per customer. Approximately $819 thousand of the increase in subscription revenue was attributable to LEADS.com. Approximately $11 thousand of the increase in the subscription revenue was generated from customer relationships attributable to EBOZ.

Monthly turnover decreased to 5.6% in the three months ended June 30, 2006 from 6.4% in the three months ended June 30, 2005, which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover excludes LEADS.com and EBOZ customer turnover.

License Revenue. For the three months ended June 30, 2006 license revenue increased $183 thousand, or 26%, over the three months ended June 30, 2005. The increase was due to continued strong sales from the release of Fusion 9.0 in November 2005.

Professional Services Revenue. For the three months ended June 30, 2006 professional services increased $184 thousand, or 58%, over the three months ended June 30, 2005. This increase was primarily due to revenue growth of $158 thousand during the three months ended June 30, 2006 from existing strategic marketing relationships. Additionally, the remaining increase was primarily due to the implementation of a custom Website development program with two additional strategic marketing relationships that generated $26 thousand in additional professional services revenue in the three months ended June 30, 2006.

Cost of Revenue

	Three months Ended June 30,
	2006	2005
	(unaudited)
Cost of revenue
Subscription	$4,669	$3,785
License	191	172
Professional services	330	299

Total cost of revenue	$5,190	$4,256

Cost of Subscription Revenue. For the three months ended June 30, 2006, cost of subscription revenue increased $884 thousand, or 23%, from the three months ended June 30, 2005. The increase in costs was primarily the result of the growth in the number of subscribers to our eWorks! XL, SmartClicks and premium subscription-based services from the three months ended June 30, 2005 compared to the three months ended June 30, 2006. This subscriber growth resulted in an increase of $137 thousand, the absolute amount of marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in an increase of $337 thousand in payroll related costs, billing costs and servicing expenses. Offsetting the increase, internet marketing costs were reduced by $154 thousand from the expiration of a contractual agreement. In addition, during the three months ended June 30, 2006, cost of subscription revenue increased by $499 thousand related to subscription revenue generated from our LEADS.com subsidiary acquired on April 22, 2005. An additional $24 thousand of cost of subscription revenue was related to subscription revenue generated from customer relationships acquired through our EBOZ acquisition on April 19, 2005. Although our cost of subscription revenue increased from 2005 to 2006, the gross margin on subscription revenue increased from 53% during the three months ended June 30, 2005 to 56% during the three months ended June 30, 2006.

Cost of License Revenue. For the three months ended June 30, 2006 cost of license revenue increased $19 thousand, or 11%, from the three months ended June 30, 2005. The increase was primarily due to an increase in manufacturing costs and in marketing fees and services.

Cost of Professional Services Revenue. For the three months ended June 30, 2006 cost of professional services revenue increased $31 thousand, or 10%, from the three months ended June 30, 2005. The increase resulted primarily from the addition of personnel to professional services during 2005 and 2006 to improve our capabilities and drive revenue growth in this area..

Operating Expenses

	Three months Ended June 30,
	2006	2005
	(unaudited)
Operating expenses:
Sales and marketing	$2,971	$2,457
Research and development	441	429
General and administrative	2,373	1,678
Depreciation and amortization	331	455

Total operating expenses	$6,116	$5,019

Sales and Marketing Expenses. Sales and marketing expenses increased 21% from $2.5 million, or 27% of total revenue, during the three months ended June 30, 2005 to $3.0 million, or 25% of total revenue, during the three months ended June 30, 2006. The increase was primarily due to increases of $318 thousand in employee compensation costs and $40 thousand in corporate insurance cost offset by a decrease of $20 thousand in bad debt expense. In addition, an increase of $174 thousand and a decrease of $7 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with LEADS.com and EBOZ, respectively.

Research and Development Expenses. Research and development expenses increased 3% from $429 thousand, or 5% of total revenue, during the three months ended June 30, 2005 to $441 thousand, or 4% of total revenue, during the three months ended June 30, 2006. The increase was primarily due to stock based compensation.

General and Administrative Expenses. General and administrative expenses increased 41% from $1.7 million, or 18% of total revenue, during the three months ended June 30, 2005 to $2.4 million, or 20% of total revenue, during the three months ended June 30, 2006. The increase was primarily comprised of employee compensation costs of $281 thousand, franchise taxes of $37 thousand, professional and outside services costs of $23 thousand and filing fees and investor relation costs of $89 thousand. New stock options granted increased stock compensation expense by $226 thousand. Additional resource and facility costs associated with LEADS.com and EBOZ resulted in an increase of $86 thousand during the three months ended June 30, 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 27% from $455 thousand, or 5% of total revenue, during the three months ended June 30, 2005 to $331 thousand or 3% of total revenue, during the three months ended June 30, 2006. The decrease was due to the complete amortization of LEADS.com customer relationships during the three months ended March 31, 2006 offset by depreciation related to new purchases.

Interest income. Interest income increased $590 thousand from $36 thousand, or 0% of total revenue, during the three months ended June 30, 2005 to $626 thousand or 5% of total revenue, during the three months ended June 30, 2006. The increase was due to the net proceeds of our initial public offering, $41.6 million, all of which were invested in money market funds as of June 30, 2006.

Comparison of the Results for the Six Months Ended June 30, 2006 to the Results for the Six Months ended June 30, 2005

Revenue

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Revenue:
Subscription	$20,609	$14,150
License	2,089	1,673
Professional services	952	622

Total revenue	$23,650	$16,445

Total revenue for the six months ended June 30, 2006 increased $7.2 million, or 44%, over the six months ended June 30, 2005.

Subscription Revenue. For the six months ended June 30, 2006 subscription revenue increased $6.5 million, or 46%, over the six months ended June 30, 2005. An increase of $3.2 million was attributable to a 24% increase in subscribers and an increase of $252 thousand was due to an increase of 2% in average monthly revenue per customer. Approximately $2.8 million of the increase in subscription revenue was attributable to LEADS.com. Approximately $200 thousand of the increase in the subscription revenue was generated from customer relationships attributable to the assets from EBOZ.

The average monthly turnover for the last two quarters decreased from 6.2% in the six months ended June 30, 2005 to 5.6% in the six months ended June 30, 2006 which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover excludes LEADS.com and EBOZ customer turnover.

License Revenue. For the six months ended June 30, 2006 license revenue increased $416 thousand, or 25%, over the six months ended June 30, 2005. The increase was due to continued strong sales from the release of Fusion 9.0 in November 2005.

Professional Services Revenue. For the six months ended June 30, 2006 professional services increased $330 thousand, or 53%, over the six months ended June 30, 2005. This increase was primarily due to revenue growth of $274 thousand during the six months ended June 30, 2006 from existing strategic marketing relationships. Additionally, the remaining increase was primarily due to the implementation of a custom Website development program with two additional strategic marketing relationships that generated $56 thousand in additional professional services revenue in the six months ended June 30, 2006.

Cost of Revenue

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Cost of revenue
Subscription	$9,087	$6,708
License	482	369
Professional services	710	515

Total cost of revenue	$10,279	$7,592

Cost of Subscription Revenue. For the six months ended June 30, 2006, cost of subscription revenue increased $2.4 million, or 35%, from the six months ended June 30, 2005. The increase in costs was primarily the result of the growth in the number of subscribers to our eWorks! XL, SmartClicks and premium subscription-based services from the six months ended June 30, 2005 compared to the six months ended June 30, 2006. This subscriber growth resulted in an increase of $300 thousand, the absolute amount of marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in an increase of $533 thousand in operating expenses associated with payroll related costs, billing costs and servicing expenses. Offsetting the increase, marketing expenses were reduced by $310 thousand from the expiration of a contractual agreement. In addition, during the six months ended June 30, 2006, cost of subscription revenue increased by $1.6 million related to subscription revenue generated from our LEADS.com subsidiary acquired on April 22, 2005. An additional $144 thousand of cost of subscription revenue was related to subscription revenue generated from customer relationships acquired through our EBOZ acquisition on April 19, 2005. Although our cost of subscription revenue increased from 2005 to 2006, the gross margin on subscription revenue increased from 53% during the six months ended June 30, 2005 to 56% during the six months ended June 30, 2006.

Cost of License Revenue. For the six months ended June 30, 2006 cost of license revenue increased $113 thousand, or 31%, from the six months ended June 30, 2005. The increase was primarily due to an increase in manufacturing costs and marketing fees and services.

Cost of Professional Services Revenue. For the six months ended June 30, 2006 cost of professional services revenue increased $195 thousand, or 38%, from the six months ended June 30, 2005. The increase resulted primarily from the addition of personnel to professional services during 2005 to improve our capabilities and drive revenue growth in this area. Compensation related expenses and independent contractor costs increased approximately $156 thousand in the six months ended June 30, 2006 from the six months ended June 30, 2005. Additional expense of $43 thousand was recorded in the six months ended June 30, 2006 for marketing fee expense associated with strategic marketing relationships that was offset by a decrease in overhead costs of $16 thousand.

Operating Expenses

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Operating expenses:
Sales and marketing	$5,810	$4,441
Research and development	989	791
General and administrative	4,668	2,965
Depreciation and amortization	703	554

Total operating expenses	$12,170	$8,751

Sales and Marketing Expenses. Sales and marketing expenses increased 31% from $4.4 million, or 27% of total revenue, during the six months ended June 30, 2005 to $5.8 million, or 25% of total revenue, during the six months ended June 30, 2006. The increase was primarily due to increases of $618 thousand in employee compensation costs and $75 thousand in corporate insurance cost offset by a decrease of $52 thousand in bad debt expense caused by a reserve reversal. New stock options granted increased stock compensation expense by $70 thousand. In addition, increases of $636 thousand and $4 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with LEADS.com and EBOZ, respectively.

Research and Development Expenses. Research and development expenses increased 25% from $791 thousand, or 5% of total revenue, during the six months ended June 30, 2005 to $989 thousand, or 4% of total revenue, during the six months ended June 30, 2006. The increase of $198 thousand included $134 thousand associated with research and development resources associated with LEADS.com and EBOZ. New stock options granted increased stock compensation expense by $55 thousand.

General and Administrative Expenses. General and administrative expenses increased 57% from $3.0 million, or 18% of total revenue, during the six months ended June 30, 2005 to $4.7 million, or 20% of total revenue, during the six months ended June 30, 2006. The increase was primarily comprised of employee compensation costs of $727 thousand, franchise taxes of $81 thousand and travel expense of $32 thousand offset by decreases in professional and outside services costs of $54 thousand. New stock options granted increased stock compensation expense by $459 thousand. Additional resource and facility costs associated with LEADS.com and EBOZ resulted in an increase of $528 thousand during the six months ended June 30, 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 27% from $554 thousand, or 3% of total revenue, during the six months ended June 30, 2005 to $703 thousand, or 3% of total revenue, during the six months ended June 30, 2006. The increase was due to additional depreciation and amortization expense related to the LEADS.com and EBOZ acquisitions.

Interest income. Interest income increased $1.1 million from $62 thousand, or 0% of total revenue, during the six months ended June 30, 2005 to $1.2 million or 5% of total revenue, during the six months ended June 30, 2006. The increase was due to the net proceeds of our initial public offering, $41.6 million, all of which were invested in money market funds as of June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had $57.0 million of cash and cash equivalents and $54.2 million in working capital, as compared to $55.7 million of cash and cash equivalents and $51.5 million if working capital as of December 31, 2005.

Net cash provided by operating activities for the six months ended June 30, 2006 increased $2.1 million from the first six months of 2005 to $2.9 million, due to net income of $2.4 million and non-cash add-backs of $703 thousand and $807 thousand for depreciation and amortization and stock-based compensation, respectively. Offsetting the positive non-cash items were changes in operating assets and liabilities including increases in accounts receivable of $147 thousand and prepaid expenses and other assets of $98 thousand partially offset by a decrease in inventory of $18 thousand, which collectively decreased cash provided by operations by $227 thousand. Accounts payable and accrued expenses and other liabilities decreased by $754 thousand and deferred revenue increased by $27 thousand, further increasing cash provided by operations by $727 thousand.

Net cash used in investing activities for the six months ended June 30, 2006 was $922 thousand as compared to net cash provided by investing activities of $216 thousand for the six months ended June 30, 2005. In 2006 our investing activities consisted of purchases of fixed assets, upgraded telecom infrastructure, computer equipment for employees and furniture for our expanded offices.

Net cash (used in) provided by financing activities was ($756) thousand and $1.9 million for the six months ended June 30, 2006 and 2005, respectively. Our financing activities during 2006 consisted of payments of stock issuance costs and debt totaling $909 thousand as well as proceeds from stock option exercises of $153 thousand. Our financing activities during 2005 included $3.0 million from the issuance of convertible redeemable preferred stock and stock issuance costs of $1.1 million.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. On November 7, 2005, we completed our initial public offering with net proceeds of approximately $41.6 million after deducting underwriting discounts and other costs. On August 2, 2006, we also completed a secondary offering with net proceeds of approximately $1.3 million after deducting underwriting discounts and other costs.

As of June 30, 2005 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 3% and 5% of our total revenue in the three months ended June 30, 2005 and June 30, 2006 and 5% and 7% of our total revenue in the six months ended June 30, 2005 and 2006, respectively. Sales in Germany represented approximately 82% and 73% of our international revenue in the three and six months ended June 30, 2005 and 2006, respectively.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term marketable securities totaling $55.7 million and $57.0 million at December 31, 2005, and June 30, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosures.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 93% of our new customers in the year ended December 31, 2005, and approximately 92% in the six months ended June 30, 2006, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

Our strategic marketing relationship with Discover Financial Services, Inc., or Discover, is particularly important to us and accounted for approximately 73% and 68% of our new customers in the year ended December 31, 2005 and in the six months ended June 30, 2006, respectively. Customers attributable to our relationship with Discover represented approximately 57% of our total revenue during the year ended December 31, 2005, and approximately 54% in the six months ended June 30, 2006. We expect that customer relationships enabled by our strategic marketing relationship with Discover will continue to account for a significant portion of our new customers and our revenue in the future. Discover is under no obligation to continue to contract with us or continue this strategic marketing relationship, and either Discover or we can terminate our agreement with short notice and no penalty. Additionally, this agreement expires pursuant to its terms in November 2006, and we cannot assure you that the agreement will be extended or renewed. We therefore cannot assure you that we will continue to have a relationship with Discover. If our strategic marketing relationship with Discover ends, we will need to take remedial measures to generate customer leads, which could be expensive, and if such efforts fail, our business would be materially harmed.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2004 and 2005, 56% and 52%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the six months ended June 30, 2006 and 2005, respectively, 31% and 35%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on small and medium-sized businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small and medium-sized businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our stock price.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the LEADS.com and EBOZ acquisitions in April 2005. Integrating these recently acquired businesses and any businesses we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate LEADS.com, EBOZ, or any future acquisitions could potentially harm our business.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income for the six months ended June 30, 2006 and the year ended December 31, 2005 and 2004, we have not historically been profitable and may not be profitable in future periods. As of June 30, 2006, we had an accumulated deficit of approximately $65 million. We expect that our expenses relating to the sale and marketing of our Web services, to technology improvements and to general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Primarily our own employees have developed the software and workflow processes that underlie our ability to deliver our Web services and products. The reliability and continuous availability of these internal systems are critical to our business, and any interruptions that result in our inability to timely deliver our Web services or products, or that materially impact the efficiency or cost with which we provide these Web services and products, would harm our reputation, profitability, and ability to conduct business. In addition, many of the software systems we currently use will need to be enhanced over time or replaced with equivalent commercial products, either of which could entail considerable effort and expense. If we fail to develop and execute reliable policies, procedures, and tools to operate our infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenue.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 391 full time employees as of June 30, 2005, 405 full time employees as of December 31, 2005, to 458 full time employees as of June 30, 2006. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

As of August 2, 2006, we had 16,893,376 shares of common stock outstanding. Of these shares, 12,749,476 shares were freely tradable and 4,143,900 shares were subject to volume restrictions pursuant to Rule 144 under Securities Act of 1933, as amended, of which 3,273,009 shares are not eligible for sale until October 31, 2006 following the expiration of lock-up agreements entered into in connection with our recent secondary offering. Moreover, the holders of 1,851,623 shares of common stock and the holder of outstanding warrants to purchase 281,347 shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file ourselves or for other stockholders. We also have registered up to 6,663,838 shares of our common stock that are subject to outstanding stock options or reserved for issuance under our equity incentive plans, and these shares can be freely sold in the public market upon issuance if not otherwise subject to lock up or other restrictions. If any of these stockholders cause a large number of securities to be sold in the public market, or the market perceives that these holders intend to sell a large number of securities, the sales or perceived sales could result in a substantial reduction in the trading price of our common stock or impede our ability to raise future capital.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of June 30, 2006, our executive officers, directors, and principal stockholders, in the aggregate, beneficially own approximately 47.2% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors, and principal stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 1, 2005, our registration statement on Form S-1 (Registration No. 333-124349), registering the sale of 4,800,000 shares of our common stock, $0.001 par value, for sale by us and 2,000,000 shares of our common stock, $0.001 par value, for sale by selling stockholders, was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. Friedman, Billings, Ramsey & Co., Piper Jaffray & Co and RBC Capital Markets Corporation acted as the managing underwriters for the offering. On November 7, 2005, we completed the offering at $10.00 per share. The aggregate proceeds, before expenses, were $44.6 million and we incurred $3.0 million in expenses, resulting in net proceeds from the offering of $41.6 million. None of the proceeds have been used and are reported at June 30, 2006 as cash and cash equivalents. None of our directors, officers and affiliates or persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 9, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter:

1. The election of the following two directors to hold office until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and have qualified:

Director Name	Shares Voted For	Voting Authority Withheld
Hugh Durden	13,770,553	11,400
G. Harry Durity	13,768,653	13,300

2. The ratification of the selection of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

Shares Voted			Broker Non-Votes
For	Against	Abstaining
13,781,953	0	0	0

Item 5. Other Information

Not applicable

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(1)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(1)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.(1)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(1)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(1)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code(18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Website Pros, Inc.’s registration statement on Form S-1, filed with the SEC on April 27, 2005, as amended, File No. 333-124349.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Website Pros, Inc.
(Registrant)

August 8, 2006	/s/ Kevin M. Carney
Date	Kevin M. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(1)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate (1)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.(1)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(1)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(1)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(1)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Website Pros, Inc.’s registration statement on Form S-1, filed with the SEC on April 27, 2005, as amended, File No. 333-124349.