Form 10-Q
period 2006-09-30
WEBSITE PROS INC
filed 2006-11-13
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Common Stock, par value $0.001 per share, outstanding as of October 31, 2006: 16,952,094

Website Pros, Inc.

Quarterly Report on Form 10Q

For the Quarterly Period ended September 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(In thousands except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue:
Subscription	$11,272	$8,907	$31,881	$23,057
License	442	815	2,531	2,488
Professional services	325	382	1,277	1,004

Total revenue	12,039	10,104	35,689	26,549

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	4,859	4,121	13,945	10,829
License	190	238	672	607
Professional services	333	299	1,044	814

Total cost of revenue	5,382	4,658	15,661	12,250

Gross profit	6,657	5,446	20,028	14,299

Operating expenses:
Sales and marketing (a)	2,972	2,564	8,651	7,005
Research and development (a)	479	488	1,468	1,279
General and administrative (a)	2,194	1,831	6,993	4,796
Depreciation and amortization	339	581	1,042	1,135

Total operating expenses	5,984	5,464	18,154	14,215

Income (loss) from operations	673	(18)	1,874	84
Interest, net	710	36	1,887	98

Net income	1,383	18	3,761	182
Preferred stock dividends	—	(340)	—	(1,020)

Net income (loss) attributable to common stockholders	$1,383	$(322)	$3,761	$(838)

Basic net income (loss) attributable per common share	$0.08	$(0.06)	$0.23	$(0.20)

Diluted net income (loss) attributable per common share	$0.07	$(0.06)	$0.19	$(0.20)

Basic weighted average common shares outstanding	16,846	5,351	16,663	4,295

Diluted weighted average common shares outstanding	19,335	5,351	19,340	4,295

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$33	$16	$90	$44

Sales and marketing	$88	$38	$234	$114
Research and development	54	44	141	77
General and administrative	385	243	902	300

	$527	$325	$1,277	$491

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,206	$55,746
Accounts receivable, net of allowance of $367 and $383, respectively	3,710	1,941
Inventories, net of reserves of $29 and $51, respectively	87	138
Prepaid expenses	280	506
Prepaid marketing fees and other current assets	996	770

Total current assets	45,279	59,101

Property and equipment, net	2,356	1,068
Goodwill and other intangible assets	38,984	16,105
Other assets	674	96

Total assets	$87,293	$76,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$676	$1,280
Accrued expenses	3,218	2,391
Deferred revenue	4,696	3,193
Accrued marketing fees	173	297
Note payable, current	73	65
Other liabilities	284	340

Total current liabilities	9,120	7,566
Accrued rent expense	174	177
Note payable, long-term	185	241
Other long-term liabilities	30	31

Total liabilities	$9,509	$8,015

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized; 16,943,802 and 16,509,602 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	$17	$17
Additional paid-in capital	141,766	136,097
Accumulated deficit	(63,999)	(67,759)

Total stockholders’ equity	77,784	68,355

Total liabilities and stockholders’ equity	$87,293	$76,370

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$3,761	$182

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	1,135
Stock-based compensation expense	1,367	535
Changes in operating assets and liabilities:
Accounts receivable	(1,335)	(439)
Inventories	51	49
Prepaid expenses and other assets	128	12
Accounts payable, accrued expenses and other liabilities	(942)	(159)
Deferred revenue	74	403

Net cash provided by operating activities	4,146	1,718

Cash flows from investing activities
Business acquisitions, net of cash received	(20,008)	382
Purchase of property and equipment	(1,022)	(288)

Net cash (used in) provided by investing activities	(21,030)	94

Cash flows from financing activities
Proceeds from issuance of common stock, net	1,122	—
Deferred initial public offering costs	—	(1,623)
Payment of debt obligations	(49)	—
Proceeds from issuance of preferred stock, net	—	2,990
Proceeds from exercise of stock options	271	33

Net cash provided by financing activities	1,344	1,400

Net (decrease) increase in cash and cash equivalents	(15,540)	3,212
Cash and cash equivalents, beginning of period	55,746	6,621

Cash and cash equivalents, end of period	$40,206	$9,833

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

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and the related notes to the consolidated financial statements are unaudited. These consolidated statements and the related condensed notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s 2005 annual report on Form 10-K and include all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany balances and transactions have been eliminated. The financial statement results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Use of Estimates

The Company prepared the consolidated financial statements in conformity with accounting principles accepted in the United States. These principles require that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates. During the three months ended September 30, 2006, the Company reduced its reserve for a note receivable and increased pretax income by $100,000 to reflect the collection of a fully reserved note receivable.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted retroactively by the Company effective April 1, 2005, and supersedes APB Opinion No. 25, Accounting for Stock Issued for Employees. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, the Company adopted the provisions of SFAS No.123(R). Since the Company previously adopted the expense recognition provisions of SFAS No.123, the adoption of SFAS No.123(R) had no material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the impact this Interpretation will have on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its financial position, results of operations, cash flows and disclosures.

2. Acquisitions

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from 1ShoppingCart.com

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from 1ShoppingCart.com Canada Corp. and 1ShoppingCart.com Corp. (together, “1ShoppingCart.com”), a leading provider of shopping cart, internet marketing and eCommerce/eBusiness software solutions and services based in Barrie, Ontario. The Company believes that the 1ShoppingCart.com acquisition brings a strong group of private-labeled resellers and affiliates that will enable cross- and up-sell opportunities for its complementary web services, internet marketing and eCommerce solutions, which are all geared to satisfying the needs of small and medium-sized businesses. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $12.5 million, subject to certain adjustments based on the final consolidated balance sheet of 1ShoppingCart.com as of September 30, 2006. As of September 30, 2006, the purchase accounting for this acquisition is still subject to final adjustment primarily for amounts allocated to other intangible assets based on preliminary valuation studies performed by a third-party valuation expert and for certain pre-acquisition contingencies.

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$584
Tangible non-current assets	500
Intangible assets	4,148
Goodwill	9,035
Current liabilities	(1,427)
Non-current liabilities	(102)

Net assets acquired	$12,738

The intangible assets include non-compete agreements, trade and domain name, technology know-how and customer relationships which are being amortized over a three to four year period, except for trade and domain name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and 1ShoppingCart.com on a pro forma basis as of the three and nine month periods ended September 30, 2006 and 2005, as though the merger had occurred at the beginning of the nine month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenue	$13,860	$40,581
Net income attributable to common stockholders	1,561	4,109
Basic net income attributable per common share	.09	.25
Diluted net income attributable per common share	.08	.21

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenue	$11,328	$30,218
Net loss attributable to common stockholders	(294)	(757)
Basic and diluted net loss attributable per common share	(.05)	(.18)

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Renovation Experts.com

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from Renex, Inc. (“Renex”) an online lead generation marketplace for contractors and homeowners based in Halifax, Nova Scotia. The Company believes that the Renex acquisition will enhance its ability to provide a one-stop shop for comprehensive, affordable website and online advertising solutions for small and medium-sized businesses and is in-line with the Company’s long-term strategic direction of providing targeted, high value solutions to customers in specific vertical markets. Under the terms of the asset purchase agreement, the Company paid cash consideration of $7.0 million and agreed to issue 277,496 shares of its common stock valued at approximately $3.0 million to Renex to be equally distributed on September 30, 2007 and September 30, 2008 as consideration for the acquired assets. In addition, if certain requirements are met during the twelve months following September 30, 2006, the Company will pay Renex contingent consideration up to an additional $1.0 million. As of September 30, 2006, the purchase accounting for this acquisition is still subject to final adjustment primarily for amounts allocated to other intangible assets based on preliminary valuation studies performed by a third-party valuation expert and for certain pre-acquisition contingencies.

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$215
Tangible non-current assets	187
Intangible assets	1,880
Goodwill	8,306
Current liabilities	(278)

Net assets acquired	$10,310

The intangible assets include non-compete agreements, trade and domain name, technology/know-how and customer relationships which are being amortized over a three to four year period, except for trade and domain name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and Renex.com on a pro forma basis as of the three and nine month periods ended September 30, 2006 and 2005, as though the merger had occurred at the beginning of the nine month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenue	$13,471	$39,550
Net income attributable to common stockholders	1,157	3,381
Basic net income attributable per common share	.07	.20
Diluted net income attributable per common share	.06	.17

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenue	$11,069	$29,444
Net loss attributable to common stockholders	(437)	(1,184)
Basic and diluted net loss attributable per common share	(.08)	(.28)

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from E.B.O.Z., Inc.

On April 19, 2005, the Company acquired the assets of, and assumed certain liabilities from, E.B.O.Z., Inc. (“EBOZ”). The Company believes the EBOZ asset acquisition improves its ability to cost-effectively provide Web traffic generation solutions to its customers through the use of Internet banner advertisements, pay-per-click campaign management, and search engine optimization. The Company issued 185,524 shares of its common stock to EBOZ as consideration for the acquired assets and, under the agreement as originally executed, would have been obligated to issue as contingent consideration up to an additional 185,524 shares (“Contingent Shares”) in the event the EBOZ assets acquired achieved certain revenue targets during the three months ending July 31, 2006 and certain EBOZ shareholder employees of the Company had not resigned their positions with the Company.

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

The financial information in the table below summarizes the combined results of operations of the Company and the assets of EBOZ on a pro forma basis, as though the acquisition had occurred at the beginning of the nine month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below.

Nine months ended September 30, 2005
Revenue	$23,672
Net loss attributable to common stockholders	(105)
Basic and diluted net loss attributable per common share	(0.12)

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

The financial information in the table below summarizes the combined results of operations of the Company and LEADS.com on a pro forma basis, as though the merger had occurred at the beginning of the nine month period set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below.

Nine months ended September 30, 2005
Revenue	$26,195
Net loss attributable to common stockholders	(984)
Basic and diluted net loss attributable per common share	(0.94)

3. Net Income (Loss) Attributable Per Common Share

Basic net income (loss) attributable per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income attributable per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income (loss) attributable per common share for the three and nine months ended September 30, 2006 and 2005 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss) attributable to common stockholders	$1,383	$(322)	$3,761	$(838)

Weighted average outstanding shares of common stock	16,846	5,351	16,663	4,295
Dilutive effect of stock options	2,287	—	2,432	—
Dilutive effect of warrants	199	—	244	—
Dilutive effect of escrow shares	3	—	1	—

Common stock and common stock equivalents	19,335	5,351	19,340	4,295

Net income (loss) attributable per common share:
Basic	$0.08	$(0.06)	$0.23	$(0.20)
Diluted	$0.07	$(0.06)	$0.19	$(0.20)

Due to the anti-dilutive nature of certain of the Company’s stock options and warrants, 2,592,486 and 2,479,591 securities for the three and nine months ended September 30, 2005, respectively, and 277,718 and 633,418 securities for three and nine months ended September 30, 2006, respectively, have been excluded from the calculation of the weighted average shares for diluted net earnings (loss) attributable per common share.

4. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. Previously, the Company expensed share-based payments as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Since the Company previously adopted the expense recognition provisions of SFAS No. 123 and the Company’s options vest on a monthly basis, the adoption of SFAS No. 123(R) had no material impact on its financial statements. The Company has elected to use with or without methodology for recognition of income taxes related to stock compensation.

Compensation costs related to the Company’s share-based plans were $1.4 million and $535 thousand for the first nine months of 2006 and 2005, respectively, and $560 thousand and $341 thousand for the three months ended September 30, 2006 and 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of September 30, 2006, the Company had $3.7 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through June 2010.

Equity Incentive Plans

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of September 30, 2006, the Company had reserved 1,801,159 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of September 30, 2006, 1,571,533 shares were reserved for future issuance under the plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of non-statutory stock options to purchase shares of common stock to non-employee directors. The aggregate number of shares of common stock that was authorized pursuant to options granted under this plan is 610,000 shares. As of September 30, 2006, options to purchase a total of 310,000 shares of the Company’s common stock were held by participants under the plan, no options have been exercised and 300,000 shares of common stock were available for future issuance.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 491,274 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of September 30, 2006, no shares have been issued under the ESPP.

The Board of Directors, or a committee hereof, administers all of the equity incentive plans and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the stock option plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

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

	Nine months ended September 30,
	2006	2005
Risk-free interest rate	4.27-5.15%	3.86-4.30%
Dividend yield	0%	0%
Expected life (in years)	5	5-7
Volatility	64-70%	0-83%

Changes in options outstanding for the nine months ended September 30, 2006 were as follows:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Balance, December 31, 2005	4,074,790	$0.50 to 10.65	$3.95
Granted	430,400	10.00 to 14.05	11.19
Exercised	(163,624)	0.50 to 10.01	1.70
Canceled and expired	(172,488)	2.00 to 14.05	9.70

Balance, September 30, 2006	4,169,078	0.50 to 9.60	4.55	7.4	$26,462
Exercisable at September 30, 2006	3,004,104	0.50 to 9.60	2.72	6.9	24,496

The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $1.5 million and $450 thousand, respectively.

The following activity occurred under the Company’s equity incentive plans during the nine months ended September 30, 2006:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at January 1, 2006	1,448,694	$2.25
Granted	430,400	6.81
Vested	(555,542)	2.55
Forfeited	(158,578)	6.01

Unvested at September 30, 2006	1,164,974	3.29

5. Related Party Transactions

An investment fund affiliated with a law firm that provides legal services to the Company is a shareholder of the Company. The law firm received $563 thousand and $786 thousand for professional services provided to the Company during the nine months ended September 30, 2006 and 2005, respectively. The law firm received $317 thousand and $547 thousand during the three months ended September 30, 2006 and 2005, respectively. The Company had a payable of $50 thousand and $134 thousand to this law firm at September 30, 2006 and December 31, 2005, respectively.

One of the Company’s directors is affiliated with certain of the Company’s major stockholders and share voting and investment power with respect to the shares owned by these stockholders.

A company affiliated with one of the Company’s directors, who is also an executive officer, exercised its common warrants on May 23, 2006 at an exercise price of $0.05, resulting in 71,124 common shares being issued.

6. Secondary Offering

On August 2, 2006, the Company completed a secondary offering whereby selling stockholders sold 3,339,126 common shares and the Company sold 200,000 common shares to the public at a price of $9.25 per share. The net proceeds of the offering to the Company were approximately $1.0 million after deducting underwriting discounts and other costs.

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

Since our incorporation in 1999, we have developed proprietary Internet publishing and management software, automated workflow processes, and specialized workforce development and management techniques that facilitate production efficiencies that we believe enable us to offer sophisticated Web services at affordable rates. Our revenue has increased from $26.5 million in the nine months ended September 30, 2005 to $35.7 million in the nine months ended September 30, 2006.

We primarily sell our Web services and products to customers identified through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers, including Discover Financial Services, LLC, or Discover and IBM. As an application service provider, we offer our customers a full range of Web services and products on an affordable subscription basis. As of September 30, 2006, we had approximately 57,000 subscribers to our eWorks! XL, SmartClicks and premium subscription-based services, an increase from approximately 49,000 subscribers to these services at September 30, 2005.

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

Sources of Revenue

We derive our revenue from sales of subscriptions, licenses, and services to our customers. Our revenue generally depends on the sale of a large number of subscriptions to small and medium-sized businesses. Leads provided by a relatively small number of companies with which we have strategic marketing relationships generate most of these sales. Customers acquired through our strategic marketing relationship with Discover accounted for 56% and 61% of our revenue in the nine months ended September 30, 2006 and September 30, 2005, respectively and 59% and 56% of our revenue in the three months ended September 30, 2006 and September 30, 2005, respectively. Customers acquired through our strategic marketing relationship with Discover accounted for 63% and 70% of our subscription revenue in the nine months ended September 30, 2006 and September 30, 2005, respectively and 63% and 64% of our subscription revenue in the three months ended September 30, 2006 and September 30, 2005, respectively.

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

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the nine months ended September 30, 2006 subscription revenue accounted for approximately 89% of our total revenue as compared to 87% for the nine months ended September 30, 2005. For the three months ended September 30, 2006 subscription revenue accounted for approximately 94% of our total revenue as compared to 88% for the three months ended September 30, 2005. The number of paying subscribers to our Web services drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our 2005 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Comparison of the Results for the Three Months Ended September 30, 2006 to the Results for the Three Months Ended September 30, 2005

Revenue

	Three months ended September 30,
	2006	2005
	(unaudited)
Revenue:
Subscription	$11,272	$8,907
License	442	815
Professional services	325	382

Total revenue	$12,039	$10,104

Total revenue for the three months ended September 30, 2006 increased $1.9 million, or 19%, over the three months ended September 30, 2005.

Subscription Revenue. For the three months ended September 30, 2006, subscription revenue increased $2.4 million, or 27%, over the three months ended September 30, 2005. An increase of $2.0 million was attributable to a 22% increase in subscribers and an increase of $382 thousand was due to an increase of 4% in average monthly revenue per customer. The increase in average revenue per subscriber resulted from a price increase for certain existing subscribers as well as a greater percentage of subscribers purchasing higher-priced services such as SmartClicks.

Monthly turnover increased to 6.2% in the three months ended September 30, 2006 from 5.7% in the three months ended September 30, 2005, which had a negative impact on our total subscriber base and our net subscriber additions. While we realized overall revenue growth and an increase in average monthly revenue per subscriber, we believe that this rise in monthly turnover primarily was the result of increased subscriber cancellations in response to our price increase. Monthly turnover excludes LEADS.com and EBOZ customer turnover.

License Revenue. For the three months ended September 30, 2006, license revenue decreased $373 thousand, or 46%, over the three months ended September 30, 2005. The decrease in Fusion sales was due to the end of the lifecycle of Fusion 9.0 in anticipation of the release of Fusion 10.0.

Professional Services Revenue. For the three months ended September 30, 2006, professional services decreased $57 thousand, or 15%, over the three months ended September 30, 2005. This decrease was primarily due to a lower sales conversion rate and the loss of an existing strategic marketing relationship.

Cost of Revenue

	Three months ended September 30,
	2006	2005
	(unaudited)
Cost of revenue
Subscription	$4,859	$4,121
License	190	238
Professional services	333	299

Total cost of revenue	$5,382	$4,658

Cost of Subscription Revenue. For the three months ended September 30, 2006, cost of subscription revenue increased $738 thousand, or 18%, from the three months ended September 30, 2005. The increase in costs was primarily the result of the growth in the number of subscribers to our eWorks! XL, SmartClicks and premium subscription-based services from the three months ended September 30, 2005 compared to the three months ended September 30, 2006. This subscriber growth resulted in an increase of $155 thousand, in marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in an increase of $325 thousand in payroll related costs, billing costs and servicing expenses. Internet marketing fees increased $216 thousand notwithstanding a cost savings of $47 thousand from the expiration of a contractual agreement that was not renewed. Although our cost of subscription revenue increased from 2005 to 2006, the gross margin on subscription revenue increased from 54% during the three months ended September 30, 2005 to 57% during the three months ended September 30, 2006.

Cost of License Revenue. For the three months ended September 30, 2006, cost of license revenue decreased $48 thousand, or 20%, from the three months ended September 30, 2005. The decrease was primarily due to decreased sales of Fusion.

Cost of Professional Services Revenue. For the three months ended September 30, 2006, cost of professional services revenue increased $34 thousand, or 11%, from the three months ended September 30, 2005. The increase resulted primarily from the addition of personnel to professional services to improve our capabilities and drive revenue growth in this area.

Operating Expenses

	Three months ended September 30,
	2006	2005
	(unaudited)
Operating expenses:
Sales and marketing	$2,972	$2,564
Research and development	479	488
General and administrative	2,194	1,831
Depreciation and amortization	339	581

Total operating expenses	$5,984	$5,464

Sales and Marketing Expenses. Sales and marketing expenses increased 16% from $2.6 million, or 25% of total revenue, during the three months ended September 30, 2005 to $3.0 million, or 25% of total revenue, during the three months ended September 30, 2006. The increase was primarily due to increases in employee compensation costs, telephone and sub-contractor fees, as we continued to add sales resources to drive revenue growth, as well as, $43 thousand in corporate insurance associated with being a public company.

Research and Development Expenses. Research and development expenses decreased 2% from $488 thousand, or 5% of total revenue, during the three months ended September 30, 2005 to $479 thousand, or 4% of total revenue, during the three months ended September 30, 2006.

General and Administrative Expenses. General and administrative expenses increased 20% from $1.8 million, or 18% of total revenue, during the three months ended September 30, 2005 to $2.2 million, or 18% of total revenue, during the three months ended September 30, 2006. The increase was primarily comprised of employee compensation costs of $124 thousand, franchise taxes of $43 thousand, professional and outside services costs of $63 thousand and filing fees and investor relations costs of $154 thousand. New stock options granted increased stock compensation expense by $279 thousand offset in part by a one-time expense of $178 thousand for stock compensation related to the EBOZ acquisition recognized in 2005. The Company reduced its reserve for a note receivable and increased pretax income by $100 thousand to reflect the collection of a fully reserved note receivable.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 42% from $581 thousand, or 6% of total revenue, during the three months ended September 30, 2005 to $339 thousand or 3% of total revenue, during the three months ended September 30, 2006. The decrease was due to the complete amortization of LEADS.com customer relationships during the three months ended March 31, 2006 offset by depreciation related to new property additions.

Interest income and expense. Interest income and expense increased $674 thousand from $36 thousand, or 0% of total revenue, during the three months ended September 30, 2005 to $710 thousand, or 6% of total revenue, during the three months ended September 30, 2006. The increase was due to a higher amount of money market investments, resulting from proceeds from our initial public offering in November 2005 and our secondary offering in August 2006.

Comparison of the Results for the Nine Months Ended September 30, 2006 to the Results for the Nine Months Ended September 30, 2005

Revenue

	Nine months ended September 30,
	2006	2005
	(unaudited)
Revenue:
Subscription	$31,881	$23,057
License	2,531	2,488
Professional services	1,277	1,004

Total revenue	$35,689	$26,549

Total revenue for the nine months ended September 30, 2006 increased $9.1 million, or 34%, over the nine months ended September 30, 2005.

Subscription Revenue. For the nine months ended September 30, 2006 subscription revenue increased $8.8 million, or 38%, over the nine months ended September 30, 2005. An increase of $4.1 million was attributable to a 20% increase in subscribers and an increase of $1.2 million was due to an increase of 6% in average monthly revenue per customer. Approximately $3.3 million of the increase in subscription revenue was attributable to LEADS.com. Approximately $159 thousand of the increase in the subscription revenue was generated from customer relationships attributable to the assets from EBOZ.

The average monthly turnover decreased from 6.0% in the nine months ended September 30, 2005 to 5.8% in the nine months ended September 30, 2006, which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover excludes LEADS.com and EBOZ customer turnover.

License Revenue. For the nine months ended September 30, 2006 license revenue increased $43 thousand, or 2%, over the nine months ended September 30, 2005.

Professional Services Revenue. For the nine months ended September 30, 2006 professional services increased $273 thousand, or 27%, over the nine months ended September 30, 2005. This increase was primarily due to revenue growth of $184 thousand during the nine months ended September 30, 2006 from existing strategic marketing relationships. Additionally, the remaining increase was primarily due to the implementation of a custom Website development program with two additional strategic marketing relationships that generated $89 thousand in additional professional services revenue in the nine months ended September 30, 2006.

Cost of Revenue

	Nine months ended September 30,
	2006	2005
	(unaudited)
Cost of revenue
Subscription	$13,945	$10,829
License	672	607
Professional services	1,044	814

Total cost of revenue	$15,661	$12,250

Cost of Subscription Revenue. For the nine months ended September 30, 2006, cost of subscription revenue increased $3.1 million, or 29%, from the nine months ended September 30, 2005. The increase in costs was primarily the result of the growth in the number of subscribers to our eWorks! XL, SmartClicks and premium subscription-based services from the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006. This subscriber growth resulted in an increase of $461 thousand, the absolute amount of marketing fees that we pay to companies with which we have strategic marketing relationships. Additionally, the growth in our subscriber base resulted in an increase of $754 thousand in operating expenses associated with payroll related costs, billing costs and servicing expenses. Partially offsetting the increase, marketing expenses were reduced by $394 thousand from the expiration of a contractual agreement that was not renewed. In addition, during the nine months ended September 30, 2006, cost of subscription revenue increased by $1.9 million related to subscription revenue generated from our LEADS.com subsidiary acquired on April 22, 2005. An additional $146 thousand of cost of subscription revenue was related to subscription revenue generated from customer relationships acquired through our EBOZ acquisition on April 19, 2005. Although our cost of subscription revenue increased from 2005 to 2006, the gross margin on subscription revenue increased from 53% during the nine months ended September 30, 2005 to 56% during the nine months ended September 30, 2006.

Cost of License Revenue. For the nine months ended September 30, 2006 cost of license revenue increased $65 thousand, or 11%, from the nine months ended September 30, 2005. The increase was primarily due to an increase in manufacturing costs and marketing fees and services.

Cost of Professional Services Revenue. For the nine months ended September 30, 2006, cost of professional services revenue increased $230 thousand, or 28%, from the nine months ended September 30, 2005. The increase resulted primarily from the addition of personnel to professional services during 2005 to improve our capabilities and drive revenue growth in this area. Compensation related expenses and independent contractor costs increased approximately $169 thousand in the nine months ended September 30, 2006 from the nine months ended September 30, 2005. Additional expense of $51 thousand was recorded in the nine months ended September 30, 2006 for marketing fee expense associated with strategic marketing relationships.

Operating Expenses

	Nine months ended September 30,
	2006	2005
	(unaudited)
Operating expenses:
Sales and marketing	$8,651	$7,005
Research and development	1,468	1,279
General and administrative	6,993	4,796
Depreciation and amortization	1,042	1,135

Total operating expenses	$18,154	$14,215

Sales and Marketing Expenses. Sales and marketing expenses increased 24% from $7.0 million, or 26% of total revenue, during the nine months ended September 30, 2005 to $8.7 million, or 24% of total revenue, during the nine months ended September 30, 2006. The increase was primarily due to increases of $778 thousand in employee compensation costs and $95 thousand in corporate insurance cost offset by a decrease of $62 thousand in bad debt expense caused by a reserve reversal. New stock options granted increased stock compensation expense by $120 thousand. In addition, increases of $817 thousand and $11 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with LEADS.com and EBOZ, respectively.

Research and Development Expenses. Research and development expenses increased 15% from $1.3 million, or 5% of total revenue, during the nine months ended September 30, 2005 to $1.5 million, or 4% of total revenue, during the nine months ended September 30, 2006. The increase of $189 thousand included $73 thousand in payroll related and consulting expenses and $71 thousand of research and development resources associated with LEADS.com and EBOZ. New stock options granted increased stock compensation expense by $64 thousand.

General and Administrative Expenses. General and administrative expenses increased 46% from $4.8 million, or 18% of total revenue, during the nine months ended September 30, 2005 to $7.0 million, or 20% of total revenue, during the nine months ended September 30, 2006. The increase was primarily comprised of additional employee compensation costs of $625 thousand and increased stock compensation expense of $780 thousand, offset in part by a one-time expense of $178 thousand for stock compensation related to EBOZ recognized in 2005. Since the initial public offering in November 2005, related expenses including franchise taxes related to the new shares issued, travel expense, professional and outside services, filing fees and investor relations costs have increased. The Company reduced its reserve for a note receivable and increased pretax income by $100 thousand to reflect the collection of a fully reserved note receivable. Additional resource and facility costs associated with LEADS.com and EBOZ resulted in an increase of $741 thousand during the nine months ended September 30, 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 8% from $1.1 million, or 4% of total revenue, during the nine months ended September 30, 2005 to $1.0 million, or 3% of total revenue, during the nine months ended September 30, 2006. The decrease was due to the complete amortization of LEADS.com customer relationships during the three months ended March 31, 2006 offset by depreciation related to new property additions

Interest income and expense. Interest income and expense increased $1.8 million from $98 thousand, or 0% of total revenue, during the nine months ended September 30, 2005 to $1.9 million or 5% of total revenue, during the nine months ended September 30, 2006. The increase was due to a higher amount of money market investments, resulting from proceeds from our initial public offering in November 2005 and our secondary offering in August 2006.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $40.2 million of cash and cash equivalents and $36.2 million in working capital, as compared to $55.7 million of cash and cash equivalents and $51.5 million in working capital as of December 31, 2005.

Net cash provided by operating activities for the nine months ended September 30, 2006 increased $2.4 million from the first nine months of 2005 to $4.1 million, due to net income of $3.8 million and non-cash add-backs of $1.0 million and $1.4 million for depreciation and amortization and stock-based compensation. Offsetting the positive non-cash items were changes in operating assets and liabilities including an increase in accounts receivable of $1.3 million and a decrease in accounts payable and accrued expenses of $942 thousand, respectively. Inventory and prepaid expenses and other assets decreased $51 thousand and $128 thousand, respectively. Deferred revenue increased $74 thousand.

Net cash used in investing activities for the nine months ended September 30, 2006 was $21.0 million as compared to net cash provided by investing activities of $94 thousand for the nine months ended September 30, 2005. On September 30, 2006, we made cash payments to acquire substantially all of the assets and select liabilities of 1ShoppingCart.com Canada Corp. and 1ShoppingCartcom Corp., or 1ShoppingCart.com, and Renex.com, Inc., or Renex totaling approximately $20.0 million, including acquisition expenses. Other investing activities in 2006 consisted of purchases of fixed assets, upgraded telecom infrastructure, computer equipment for employees and furniture for our expanded offices for approximately $1.0 million.

Net cash provided by financing activities was $1.3 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. On August 2, 2006, we completed a secondary offering whereby selling stockholders sold 3,339,126 common shares and we sold 200,000 common shares for net proceeds to us of approximately $1.0 million. During 2006, employees exercised stock options generating $271 thousand in proceeds and we paid debt of $49 thousand. Our financing activities during 2005 included $3.0 million from the issuance of convertible redeemable preferred stock and stock issuance costs of $1.6 million.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	The costs involved in the expansion of our customer base;

•	The costs involved with investment in our servers, storage and network capacity;

•	The costs associated with the expansion of our domestic and international activities;

•	The costs involved with research and development activities to upgrade and expand our service offerings; and

•	The extent to which we acquire or invest in other technologies and businesses.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. As of September 30, 2005 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We will be subject to fluctuations in the Canadian dollar subsequent to September 30, 2006 as a result of the acquisitions of 1ShoppingCart.com and Renex that closed on September 30, 2006. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 7% and 2% of our total revenue in the three months ended September 30, 2005 and September 30, 2006, respectively, and 5% of our total revenue in each of the nine months ended September 30, 2005 and 2006. Sales in Germany represented approximately 89% and 71% of our international revenue in the three months ended September 30, 2005 and 2006, and 69% and 73% of our international revenue in the nine months ended September 30, 2005 and 2006, respectively.

Interest Rate Sensitivity

We had unrestricted cash, cash equivalents and short-term marketable securities totaling $55.7 million and $40.2 million at December 31, 2005, and September 30, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosures.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 93% of our new customers in the year ended December 31, 2005, and approximately 92% in the nine months ended September 30, 2006, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

Our strategic marketing relationship with Discover Financial Services, Inc., or Discover, is particularly important to us and accounted for approximately 73% and 71% of our new customers in the year ended December 31, 2005 and in the nine months ended September 30, 2006, respectively. Customers attributable to our relationship with Discover represented approximately 57% of our total revenue during the year ended December 31, 2005, and approximately 56% in the nine months ended September 30, 2006. We expect that customer relationships enabled by our strategic marketing relationship with Discover will continue to account for a significant portion of our new customers and our revenue in the future. Discover is under no obligation to continue to contract with us or continue this strategic marketing relationship, and either Discover or we can terminate our agreement with short notice and no penalty. Additionally, this agreement expires pursuant to its terms in November 2007, and we cannot assure you that the agreement will be extended or renewed. We therefore cannot assure you that we will continue to have a relationship with Discover. If our strategic marketing relationship with Discover ends, we will need to take remedial measures to generate customer leads, which could be expensive, and if such efforts fail, our business would be materially harmed.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2004 and 2005, 56% and 52%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the nine months ended September 30, 2006 and 2005, respectively, 41% and 44%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on small and medium-sized businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small and medium-sized businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our stock price.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the LEADS.com and EBOZ acquisitions in April 2005 and Renex and 1Shoppingcart.com in September 2006. Integrating these recently acquired businesses and any businesses we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate LEADS.com, EBOZ, Renex, 1Shoppingcart.com or any future acquisitions could potentially harm our business.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income for the nine months ended September 30, 2006 and the year ended December 31, 2005 and 2004, we have not historically been profitable and may not be profitable in future periods. As of September 30, 2006, we had an accumulated deficit of approximately $64 million. We expect that our expenses relating to the sale and marketing of our Web services, to technology improvements and to general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our acquisitions in 2006 of assets from Renex and 1Shoppingcart.com, we have recorded $17.3 million of goodwill. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 400 full time employees as of September 30, 2005, 405 full time employees as of December 31, 2005, to 460 full time employees as of September 30, 2006. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the new requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2006, which is the first time these new requirements will apply to us, will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Market, either of which would harm our stock price.

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

In addition, our common stock is listed on the NASDAQ Global Market. There are continuing eligibility requirements for companies listed on the NASDAQ Global Market. If we are not able to continue to satisfy the eligibility requirements of the NASDAQ Global Market, then our stock may be delisted. This could result in a lower price of our common stock and may limit the ability of our stockholders to sell our stock, any of which could result in your losing some or all of your investment.

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

As of October 31, 2006, we had 16,952,094 shares of common stock outstanding. A substantial majority of these shares were freely tradable, although more than 25% of the shares were subject to volume restrictions pursuant to Rule 144 under Securities Act of 1933, as amended. Moreover, the holders of more than 10% shares of common stock and the holder of outstanding warrants to purchase less than 2% of our shares of common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file ourselves or for other stockholders. We also have registered up to 6,663,838 shares of our common stock that are subject to outstanding stock options or reserved for issuance under our equity incentive plans, and these shares can be freely sold in the public market upon issuance if not otherwise subject to lock up or other restrictions. If any of these stockholders cause a large number of securities to be sold in the public market, or the market perceives that these holders intend to sell a large number of securities, the sales or perceived sales could result in a substantial reduction in the trading price of our common stock or impede our ability to raise future capital.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of September 30, 2006, our executive officers, directors, and principal stockholders, in the aggregate, beneficially own a substantial portion of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors, and principal stockholders.

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

On November 1, 2005, our registration statement on Form S-1 (Registration No. 333-124349), registering the sale of 4,800,000 shares of our common stock, $0.001 par value, for sale by us and 2,000,000 shares of our common stock, $0.001 par value, for sale by selling stockholders, was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. Friedman, Billings, Ramsey & Co., Piper Jaffray & Co and RBC Capital Markets Corporation acted as the managing underwriters for the offering. On November 7, 2005, we completed the offering at $10.00 per share. The aggregate proceeds to us, before expenses, were $44.6 million and we incurred $3.0 million in expenses, resulting in net proceeds to us from the offering of $41.6 million. On August 2, 2006, we completed a secondary offering at $9.25 per share. The aggregate proceeds, before underwriting discounts, commissions, and other expenses, were $1.9 million and we incurred $0.9 million in expenses, resulting in net proceeds to us from the offering of $1.0 million. On September 30, 2006, we used approximately $12.5 million to acquire substantially all of the assets and assumption of select liabilities from 1ShoppingCart.com and approximately $7 million to acquire substantially all of the assets and assumption of select liabilities of Renex. The remaining proceeds are reported at September 30, 2006 as cash and cash equivalents. None of our directors, officers and affiliates or persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

We expect to use the remaining proceeds for working capital and general corporate purposes. We may also use a portion of the remaining proceeds to acquire additional businesses, services, products, or technologies complementary to our current business, although we have no specific acquisitions planned. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amounts we actually expend for these purposes many vary significantly and will depend on a number of factors including the growth of our revenue, the type of efforts we make to refine our core technology and enhance our services and competitive developments. Accordingly, our management will retain broad discretion in the allocation of the net proceeds. Pending their use the net proceeds will be invested in short-term, interest bearing, investment-grade securities.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Asset Purchase Agreement dated September, 30 2006 by and among Website Pros, Inc., Website Pros Canada Inc., 1ShoppingCart.com Canada Corp., and 1ShoppingCart.com Corp. (1)

2.2	Asset Purchase Agreement dated September 30, 2006 by and among Website Pros, Inc. Website Pros Canada Inc. and Renex, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc. (2)

3.2	Amended and Restated Bylaws of Website Pros, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (2)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005. (2)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock. (2)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock. (2)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code(18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(1)	Previously filed with the SEC as an Exhibit to and incorporated by reference from Website Pros, Inc.’s Current Report on Form 8-K, filed with the SEC on October 2, 2006.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Website Pros, Inc.’s registration statement on Form S-1, filed with the SEC on April 27, 2005, as amended, File No. 333-124349.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Website Pros, Inc.
(Registrant)

November 13, 2006	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement dated September, 30 2006 by and among Website Pros, Inc., Website Pros Canada Inc., 1ShoppingCart.com Canada Corp., and 1ShoppingCart.com Corp. (1)

2.2	Asset Purchase Agreement dated September 30, 2006 by and among Website Pros, Inc. Website Pros Canada Inc. and Renex, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc. (2)

3.2	Amended and Restated Bylaws of Website Pros, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate (2)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005. (2)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock. (2)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock. (2)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(1)	Previously filed with the SEC as an Exhibit to and incorporated by reference from Website Pros, Inc.’s Current Report on Form 8-K, filed with the SEC on October 2, 2006.
(2)	Previously filed with the SEC as an Exhibit to and incorporated herein by reference from Website Pros, Inc.’s registration statement on Form S-1, filed with the SEC on April 27, 2005, as amended, File No. 333-124349.