Form 10-Q
period 2007-03-31
WEBSITE PROS INC
filed 2007-05-04
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

☐  Large accelerated filer             ☒  Accelerated filer             ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of April 30, 2007: 17,393,541

Website Pros, Inc.

Quarterly Report on Form 10Q

For the Quarterly Period ended March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
Revenue:
Subscription	$15,138	$9,959
License	1,028	1,205
Professional services	258	449
Total revenue	16,424	11,613
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	6,815	4,418
License	298	291
Professional services	301	380
Total cost of revenue	7,414	5,089
Gross profit	9,010	6,524
Operating expenses:
Sales and marketing (a)	3,947	2,837
Research and development (a)	778	549
General and administrative (a)	2,908	2,296
Depreciation and amortization	681	372
Total operating expenses	8,314	6,054
Income from operations	696	470
Interest, net	502	551
Income before income taxes	1,198	1,021
Income tax expense	(566)	—
Net income	$632	$1,021
Basic net income attributable per common share	$0.04	$0.06
Diluted net income attributable per common share	$0.03	$0.05
Basic weighted average common shares outstanding	17,339	16,526
Diluted weighted average common shares outstanding	19,672	19,343

(a) Stock-based compensation included above:
Subscription (cost of revenue)	$42	$25
Sales and marketing	$109	$72
Research and development	59	55
General and administrative	583	244
	$751	$371

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Balance Sheets
(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,459	$42,155
Accounts receivable, net of allowance of $347 and $280, respectively	4,419	4,202
Inventories, net of reserves of $53 and $48, respectively	34	69
Prepaid expenses	554	616
Prepaid marketing fees and other current assets	954	986
Deferred tax asset	531	531
Total current assets	47,951	48,559
Property and equipment, net	2,381	2,337
Goodwill	34,017	31,587
Intangible assets, net	7,642	7,590
Deferred tax asset	2,130	2,669
Other assets	677	618
Total assets	$94,798	$93,360

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$176	$920
Accrued expenses	2,668	3,028
Deferred revenue	5,662	4,594
Accrued marketing fees	268	234
Notes payable, current	102	95
Obligations under capital leases, current	51	52
Other liabilities	124	102
Total current liabilities	9,051	9,025
Accrued rent expense	142	158
Notes payable, long term	139	162
Obligations under capital leases, long-term	19	32
Other long-term liabilities	27	27
Total liabilities	9,378	9,404

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 17,355,715 and 17,331,626 shares issued and outstanding at March 31, 2007 and December 31, 2006	17	17
Additional paid-in capital	143,933	143,101
Accumulated deficit	(58,530)	(59,162)
Total stockholders’ equity	85,420	83,956
Total liabilities and stockholders’ equity	$94,798	$93,360

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$632	$1,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	372
Stock-based compensation expense	793	396
Deferred income tax	539	—
Changes in operating assets and liabilities:
Accounts receivable	226	177
Inventories	35	(3)
Prepaid expenses and other assets	37	(169)
Accounts payable, accrued expenses and other liabilities	(1071)	(779)
Deferred revenue	313	19
Net cash provided by operating activities	2,185	1,034
Cash flows from investing activities
Business acquisitions, net of cash received	(2,374)	—
Purchase of property and equipment	(415)	(361)
Investment in intangible assets	(100)	(3)
Net cash used in investing activities	(2,889)	(364)
Cash flows from financing activities
Stock issuance costs	—	(622)
Payments of debt obligations	(31)	(16)
Proceeds from exercise of stock options	39	25
Net cash provided by (used in) financing activities	8	(613)
Net (decrease) increase in cash and cash equivalents	(696)	57
Cash and cash equivalents, beginning of period	42,155	55,746
Cash and cash equivalents, end of period	$41,459	$55,803

Supplemental cash flow information
Interest paid	$5	$—
Income taxes paid	$37	$—

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

Certain prior period amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2007, the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 and the related notes to the consolidated financial statements for the three months ended March 31, 2007 and 2006 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2007 and the Company’s results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 9, 2007.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2007.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142.  The Company completed its annual impairment test during the fourth quarter of

2006 and determined that the carrying value of its indefinite-lived intangible assets was not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2007.

Definite-lived intangible assets are amortized over their useful lives, which are three to eight years.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income attributable per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income attributable per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring the use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

2. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007.  The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company is subject to audit by the IRS and various states for all years since inception.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended March 31, 2007.

Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved.  In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized.  Therefore, the Company recognized income tax expense in the three months ended March 31, 2007 based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

3. Acquisitions

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Submitawebsite, Inc.

On March 31, 2007, the Company acquired substantially all of the assets of and assumed certain liabilities from Submitawebsite, Inc. (Submitawebsite), based in Scottsdale, Arizona, which is a leader in natural Search Engine Optimization (SEO), a technology which aligns a Website’s code and content with strategic keyword phrase targeting.  The Company believes that the Submitawebsite acquisition will allow the Company to leverage and deepen relationships with both companies’ customer bases. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $2.1 million and $23 thousand of transaction costs, subject to certain adjustments based on the final balance sheet of Submitawebsite as of March 31, 2007.  In addition, if certain requirements are met, such as key employee retention and revenue performance, during the twelve-month periods following March 31, 2007 and 2008, the Company will pay Submitawebsite contingent consideration up to an additional $250 thousand per year, which will be recorded as goodwill upon payment. As of March 31, 2007, the purchase accounting for this acquisition is subject to final adjustment primarily for amounts allocated to intangible assets based on preliminary valuation studies.

The following table summarizes the Company’s preliminary purchase price allocation as of March 31, 2007 based on the estimated fair values of the assets acquired and liabilities assumed on March 31, 2007 (in thousands):

Tangible current assets	$444
Tangible non-current assets	32
Non-compete	46
Trade name	231
Goodwill	2,076
Current liabilities	(756)
Net assets acquired	$2,073

The intangible assets include non-compete agreements and trade names. The non-compete intangible asset is being amortized over a two-year period, while the trade names have an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from 1ShoppingCart.com

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from 1ShoppingCart.com Canada Corp. and 1ShoppingCart.com Corp. (together, “1ShoppingCart.com”), a leading provider of shopping cart, internet marketing and eCommerce/eBusiness solutions and services based in Barrie, Ontario. The Company believes that the 1ShoppingCart.com acquisition brings a strong group of private-labeled resellers and affiliates that will enable cross- and up-sell opportunities for its complementary Web services, internet marketing and eCommerce solutions, which are all geared to satisfying the needs of small and medium-sized businesses. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $12.5 million and $376 thousand of transaction costs, subject to certain adjustments based on the final consolidated balance sheet of 1ShoppingCart.com as of September 30, 2006. As of March 31, 2007, the purchase accounting for this acquisition is still subject to final adjustment primarily for amounts allocated for the fair value of fixed assets acquired during the acquisition.

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$584
Tangible non-current assets	266
Technical know-how	999
Customer relationships	2,332
Non-compete	167
Trade name	694
Goodwill	9,401
Current liabilities	(1,512)
Non-current liabilities	(102)
Net assets acquired	$12,829

The intangible assets include non-compete agreements, trade name, technical know-how and customer relationships which are being amortized over three to eight year periods, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and 1ShoppingCart.com on a pro forma basis for the quarter ended March 31, 2006, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the three month period set forth below.

Three months ended March 31, 2006
Revenue	$13,070
Net income attributable to common stockholders	1,218
Basic net income attributable per common share	.07
Diluted net income attributable per common share	.06

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Renex, Inc.

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from Renex, Inc. (“Renex”) an online lead generation marketplace for contractors and homeowners based in Halifax, Nova Scotia. The Company believes that the Renex acquisition will enhance its ability to provide a one-stop shop for comprehensive, affordable Website and online advertising solutions for small and medium-sized businesses and is in-line with the Company’s long-term strategic direction of providing targeted, high value solutions to customers in specific vertical markets. Under the terms of the asset purchase agreement, the Company paid cash consideration of $7.0 million plus $331 thousand in transaction costs and agreed to issue 277,496 shares of its common stock valued at approximately $3.0 million to Renex to be equally distributed on September 30, 2007 and September 30, 2008 as consideration for the acquired assets if certain compliance with representations and warranties are demonstrated.  Those common shares are held in escrow until the representations and warranties period has expired. In addition, if certain requirements are met during the twelve months following September 30, 2006, the Company will pay Renex contingent consideration up to an additional $1.0 million. During the six-months ended March 31, 2007, the Company recorded additional goodwill of $500 thousand as a result of the continuing relationship with a certain marketing vendor, which was a contingent condition in the purchase agreement with Renex, of which $250 thousand was paid in the first quarter and the remaining $250 thousand is recorded as a liability at March 31, 2007 and has been paid to Renex in April 2007.

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$195
Tangible non-current assets	142
Technical know-how	110
Customer relationships	930
Non-compete	220
Trade name	640
Goodwill	8,387
Current liabilities	(280)
Net assets acquired	$10,344

The intangible assets include non-compete agreements, trade name, technical know-how and customer relationships which are being amortized over a three to four year period, except for trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and Renex on a pro forma basis for the quarter ended March 31, 2006, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the three month period set forth below.

Three months ended March 31, 2006
Revenue	$12,717
Net income attributable to common stockholders	985
Basic net income attributable per common share	.06
Diluted net income attributable per common share	.05

4. Earnings per Share

Basic net income attributable per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income attributable per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income attributable per common share for the three months ended March 31, 2007 and 2006 (in thousands except per share amounts):

	Three months ended March 31,
	2007	2006
Net income	$632	$1,021

Weighted average outstanding shares of common stock	17,339	16,526
Dilutive effect of stock options	1,864	2,535
Dilutive effect of warrants	192	282
Dilutive effect of escrow shares	277	—
Common stock and common stock equivalents	19,672	19,343

Net income attributable per common share:
Basic	$0.04	$0.06
Diluted	$0.03	$0.05

For the three months ended March 31, 2007 and 2006, options to purchase approximately 923,082 and 178 shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $9.03 and $11.31, respectively, were not included in the calculation of the weighted average shares for diluted net income attributable per common share because the effect would have been anti-dilutive.

5. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	March 31, 2007	December 31, 2006
Goodwill balance at beginning of period	$31,587	$13,650
Goodwill acquired during the period	2,430	17,937
Goodwill impaired during the year	—	—
Goodwill balance at end of period	$34,017	$31,587

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Upon completion of the annual assessments, the Company determined that goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2007.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2007	December 31, 2006	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$2,745	$2,387
Definite lived intangible assets:
Non-compete agreements	1,973	1,920	36 months
Customer relationships	4,196	4,175	67 months
Technical know how	1,109	1,100	37 months
Other	84	83
Accumulated amortization	(2,465)	(2,075)
	$7,642	$7,590

The weighted-average amortization period for the amortizable intangible assets is approximately 54 months. Total amortization expense was $388 thousand and $211 thousand for the three months ended March 31, 2007 and 2006, respectively.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. Upon completion of the annual assessments, the Company determined that its indefinite lived intangible assets were not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2007.

As of March 31, 2007, the amortization expense for the next five years is as follows (in thousands):

2007	$1,198
2008	1,213
2009	905
2010	487
2011	292
Thereafter	802
Total	$4,897

6. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (“1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of March 31, 2007, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of March 31, 2007, options to purchase a total of 3,160,733 shares of the Company’s common stock were held by participants under the plan, options to purchase 792,105 shares of common stock have been issued and exercised and options to purchase 121,590 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of March 31, 2007, the Company has reserved 2,010,002 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over the three or four years, are contingent upon continue employment, and generally expire ten years from the grant date. As of March 31, 2007, 1,268,118 shares were reserved for future issuance under the plan and 1,134 shares have been issued and exercised.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options granted under this plan is 760,000 shares. As of March 31, 2007, options to purchase a total of 350,000 shares of the Company’s common stock were held by participants under the plan, no options have been exercised and 410,000 shares of common stock were available for future issuance. On January 25, 2007, the Board of Directors approved an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. This amendment has been submitted to the stockholders for approval as more fully described in the Company’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders filed with the SEC on April 9, 2007.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 534,603 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of March 31, 2007, no shares have been issued under the ESPP.

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

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.41 – 4.89%	4.27 – 4.82%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	57–60%	68–70%

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2006	4,072,812	$0.50 to 14.05	$5.29

Granted	803,750	8.90 to 8.92	8.91
Exercised	(34,332)	2.00 to 4.45	1.59
Forfeited	(23,909)	2.15 to 14.05	10.25
Expired	(1,218)	2.00 to 14.05	8.25
Balance, March 31, 2007	4,817,103	0.50 to 14.05	5.90	7.61	$16,702
Exercisable at March 31, 2007	2,918,639	0.50 to 14.05	3.62	6.64	$16,347

Compensation costs related to the Company’s share-based plans were $793 thousand and $396 thousand for the three months ended March 31, 2007 and 2006, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of March 31, 2007, the Company had $8.0 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through March 2011.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $262 thousand and $320 thousand, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $4.93, and $11.16, respectively.  The fair value of shares vested during the three months ended March 31, 2007 and 2006 was $778 thousand and $342 thousand, respectively.

The following activity occurred under the Company’s equity incentive plans during the three months ended March 31, 2007:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2006	1,300,070	$3.88
Granted	803,750	4.93
Vested	(181,447)	4.30
Forfeited	(23,909)	5.88
Unvested at March 31, 2007	1,898,464	4.26

Price ranges of outstanding and exercisable options as of March 31, 2007 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	684,929	5.17	$.50	684,929	$.50
$2.00 – 2.15	1,367,509	6.38	2.00	1,367,509	2.00
$3.25 – 4.48	232,252	7.57	3.83	175,054	3.72
$8.70 – $9.60	1,621,405	8.92	8.96	361,326	8.99
$10.00 – $14.05	911,008	8.99	10.88	329,821	10.87
	4,817,103			2,918,639

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the captions “Variability of Results” and “Factors That May Affect Future Operating Results” in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date of this Form 10-Q with the Securities and Exchange Commission, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 9, 2007.

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

Through the combination of our proprietary Website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. With approximately 76,600 subscribers to our eWorks! XL, SmartClicks, and premium subscription-based services as of March 31, 2007, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

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

Sources of Revenue

We derive our revenue from sales of subscriptions, licenses, and services to our customers. Our revenue generally depends on the sale of a large number of subscriptions to small and medium-sized businesses. Leads provided by a relatively small number of companies with which we have strategic marketing relationships generate most of these sales. Customers acquired through our strategic marketing relationship with Discover accounted for 42% and 53% of our total revenue in the three months ended March 31, 2007 and 2006, respectively. Customers acquired through our strategic marketing relationship with Discover accounted for 46% and 61% of our subscription revenue in the three months ended March 31, 2007 and 2006, respectively.

Subscription Revenue

We derive the majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL, SmartClicks, Visibility Online, Renex and 1ShoppingCart.com offerings. A majority of our subscription contracts include the design of a five-page Website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the Website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract.

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the three months ended March 31, 2007 subscription revenue accounted for approximately 92% of our total revenue as compared to 86% for the three months ended March 31, 2006. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in our 2006 Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Professional services revenue is generated from custom Website design and outsourced customer service and sales support services. Our professional services revenue from contracts for custom Website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services.

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

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed, was allocated to goodwill. The fair value of amortizable intangibles, primarily consisting of customer relationships, non-compete agreements, trade/domain names, and technical know-how, was determined using valuation studies performed by an independent third-party valuation expert.

Provision for Income Taxes

We recognize deferred tax assets and liabilities on differences between the book and tax basis of assets and liabilities using currently effective tax rates. Further, deferred tax assets are recognized for the expected realization of available net operating loss carry forwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Comparison of the Results for the Three Months Ended March 31, 2007 to the Results for the Three Months Ended March 31, 2006

Revenue

	Three months ended March 31,
	2007	2006
	(unaudited)
Revenue:
Subscription	$15,138	$9,959
License	1,028	1,205
Professional services	258	449
Total revenue	$16,424	$11,613

Total revenue for the three months ended March 31, 2007 increased $4.8 million, or 41%, over the three months ended March 31, 2006.

Subscription Revenue. Subscription revenue increased 52% to $15.1 million in the three months ended March 31, 2007 from $10.0 million in the three months ended March 31, 2006. The majority of the increase in subscription revenue over the prior year was due to an increase in customer base, an increase in average revenue per customer, and increases in revenue due to our most recent acquisitions. Subscription revenue increased approximately $4.6 million due to an increase in our customer base from approximately 58,100 as of March 31, 2006 to approximately 76,600 as of March 31, 2007, of which approximately 14,000 subscribers were acquired in our most recent acquisitions. The increase in our average revenue per customer over the prior quarter ended March 31, 2006 resulted in additional revenues of approximately $1.2 million and was due to increased sales of our premium products, including Smartclicks and lead generation products.  In addition, we introduced a price increase for our eWorks! XL and Visibility Online products during the quarter ended September 30, 2006.

The average monthly turnover decreased to 5.3% in the three months ended March 31, 2007 from 5.6% in the three months ended March 31, 2006.  The average monthly turnover for the three months ended March 31, 2007 included turnover associated with our recent acquisitions.

License Revenue. License revenue decreased 15% to $1.0 million in the three months ended March 31, 2007 from $1.2 million in the three months ended March 31, 2006. While the number of Fusion downloaded sales remained constant between the three-months ended March 31, 2007 and 2006, the decrease in revenue was primarily due to lower sales of physical units of our Fusion product during the three-month period ended March 31, 2007 due to the timing of the release and the natural life-cycle of the product.

Professional Services Revenue. Professional services revenue decreased 43% to $258 thousand in the three months ended March 31, 2007 from $449 thousand in the three months ended March 31, 2006. Professional services revenue decreased approximately $273 thousand due to the attrition of two of our channel partners who previously supplied us with leads for potential customers.  In addition, the service revenue from our outsourced call center (which was acquired in connection with our September 2006 acquisition of Renex) increased professional services revenue by approximately $82 thousand.

Cost of Revenue

	Three months ended March 31,
	2007	2006
	(unaudited)
Cost of revenue
Subscription	$6,815	$4,418
License	298	291
Professional services	301	380
Total cost of revenue	$7,414	$5,089

Cost of Subscription Revenue. Cost of subscription revenue increased 54% to $6.8 million in the three months ended March 31, 2007 from $4.4 million in the three months ended March 31, 2006. The increase in the cost of subscription revenue of approximately $2.4 million was primarily the result of the costs associated with the increase in our subscriber base since March 31, 2006. More specifically, during the three months ended March 31, 2007, we incurred additional costs of approximately $1.5 million related to the additional subscription revenue from our acquisitions in September 2006. In addition, due to our increasing headcount since March 31, 2006, our employee compensation expenses increased approximately $246 thousand. Further, gross margin decreased slightly on subscription revenue to 55% for the three months ended March 31, 2007 from 56% for the three months ended March 31, 2006, due to the increase in marketing-related expenses associated with our premium products.

Cost of License Revenue. Cost of license revenue increased 2% to $298 thousand in the three months ended March 31, 2007 from $291 thousand in the three months ended March 31, 2006.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 21% to $301 thousand in the three months ended March 31, 2007 from $380 thousand in the three months ended March 31, 2006. The decrease in the cost of professional services revenue was due to a decrease in costs associated with the related decrease in revenue, which was partially offset by additional costs associated with the outsourced call center acquired through our recent acquisitions.

Operating Expenses

	Three months ended March 31,
	2007	2006
	(unaudited)
Operating expenses:
Sales and marketing	$3,947	$2,837
Research and development	778	549
General and administrative	2,908	2,296
Depreciation and amortization	681	372
Total operating expenses	$8,314	$6,054

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 39% to $3.9 million, or 24% of total revenue, during the three months ended March 31, 2007 from $2.8 million, or 24% of total revenue, during the three months ended March 31, 2006. An increase of sales and marketing expenses of $591 thousand was due to increased employee compensation and benefits expense related to the increase in headcount. In addition, increases of $363 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with our September 2006 acquisitions.

Research and Development Expenses. Research and development expenses increased 42% to $778 thousand, or 5% of total revenue, during the three months ended March 31, 2007 from $549 thousand, or 5% of total revenue, during the three months ended March 31, 2006. The increase was primarily due to an increase of $234 thousand in additional research and development resources associated with our September 2006 acquisitions.

General and Administrative Expenses. General and administrative expenses increased 27% to $2.9 million, or 18% of total revenue, during the three months ended March 31, 2007 from $2.3 million, or 20% of total revenue, during the three months ended March 31, 2006. Due to our recent acquisitions, there was an increase of approximately $611 thousand of additional general and administrative expenses over the prior period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 83% to  $681 thousand, or 4% of total revenue, during the three months ended March 31, 2007 from $372 thousand, or 3% of total revenue, during the three months ended March 31, 2006. Amortization expense and depreciation expense increased $177 thousand and $132 thousand, respectively, due to an increase in definite-lived intangible assets and fixed assets being purchased.

Income tax expense. Income tax expense increased to $566 thousand during the three-months ended March 31, 2007. Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved.  In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized.  Therefore, the Company recognized income tax expense in the three months ended March 31, 2007 based upon its estimated annual effective rate.  The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

Net Interest Income. Net interest income decreased 9% to $502 thousand, or 3% of total revenue, during the three months ended March 31, 2007 from $551 thousand, or 5% of total revenue, during the three months ended March 31, 2006. The decrease in interest income was due to use of cash in our recent acquisitions, therefore reducing the average cash balance available to invest in money market funds during the quarter ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had $41.5 million of cash and cash equivalents and $38.9 million in working capital, as compared to $55.8 million of cash and cash equivalents and $52.8 million in working capital as of March 31, 2006. This decrease was principally due to our recent acquisitions in September 2006 and March 2007.

Net cash provided by operations for the three months ended March 31, 2007 increased 111%, or $1.2 million, to $2.2 million from $1.0 million for the three months ended March 31, 2006. This increase was principally due to improved operating performance reflected in a 41% increase in revenue and a resulting $1.2 million net income before income taxes.

Net cash used in investing activities in the three months ended March 31, 2007 was $2.9 million as compared to $364 thousand in the three months ended March 31, 2006. On March 31, 2007, we made a cash payment to acquire substantially all of the assets and select liabilities of Submitawebsite, Inc. totaling approximately $2.1 million, including acquisition expenses.

Net cash provided by (used in) financing activities in the three months ended March 31, 2007 was $8 thousand as compared to $(613) million for the three months ended March 31, 2006. During the quarter ended March 31, 2006, we made payments for IPO-related expenses, while we did not have those expenses during the quarter ended March 31, 2007.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. As of

March 31, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 4% and 6% of our total revenue in the three months ended March 31, 2007 and 2006. Sales in Germany represented approximately 59% and 64% of our international revenue in the three months ended March 31, 2007 and 2006, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $41.5 million and $42.2 million at March 31, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.                                    Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.                                    Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 1A.                           Risk Factors.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 90% of our new customers, excluding new customers from acquisitions, in the year ended December 31, 2006, and approximately 88% in the three months ended March 31, 2007, were identified through our strategic marketing relationships.  However, when we include the new customers obtained in the three months ended March 31, 2007 from our previous acquisitions, approximately 75% of new customers were identified through strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

Our strategic marketing relationship with Discover is particularly important to us and accounted for approximately 69% of our new customers in the year ended December 31, 2006 and 39% in the three months ended March 31, 2007. Customers attributable to our relationship with Discover represented approximately 53% of our total revenue during the year ended December 31, 2006 and approximately 42% of our total revenue for the three months ended March 31, 2007. We expect that customer relationships enabled by our strategic marketing relationship with Discover will continue to account for a significant portion of our new customers and our revenue in the future. Discover is under no obligation to continue to contract with us or continue this strategic marketing relationship, and either Discover or we can terminate our agreement with short notice and no penalty. Additionally, this agreement expires pursuant to its terms in November 2007, and we cannot ensure that the agreement will be extended or renewed. We therefore cannot ensure that we will continue to have a relationship with Discover. If our strategic marketing relationship with Discover ends, we will need to take remedial measures to generate customer leads, which could be expensive, and if such efforts fail, our business would be materially harmed.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2006 and 2005, 47% and 52%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the three months ended March 31, 2007 and 2006, respectively, 19% and 19%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the 1ShoppingCart.com and Renex acquisitions in September 2006 and the Submitawebsite, Inc acquisition in March 2007. Integrating these recently acquired businesses and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate 1ShoppingCart.com and Renex, or any future acquisitions could seriously harm our business.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our recent acquisitions of Submitawebsite, Inc., we recorded $2.1 million of goodwill. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income since the year ended December 31, 2004, we have not historically been profitable and may not be profitable in future periods. As of March 31, 2007, we had an accumulated deficit of approximately $58.5 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 433 full-time employees as of March 31, 2006 to 654 full-time employees as of March 31, 2007. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                                    Defaults Upon Senior Securities.

Not applicable.

Item 4.                                    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                                    Other Information.

Not applicable.

Item 6.                                    Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.*

3.2	Amended and Restated Bylaws of Website Pros, Inc.**

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.#

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.#

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.***#

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.**** #

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*****

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*****

*	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
**	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
***	Filed as Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
****	Filed as Exhibit 4.7 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
*****

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

Website Pros, Inc.
(Registrant)

May 4, 2007	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.*

3.2	Amended and Restated Bylaws of Website Pros, Inc.**

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.#

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.#

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.***#

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.****#

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*****

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).*****

*	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
**	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
***	Filed as Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
****	Filed as Exhibit 4.7 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
*****

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