Form 10-Q
period 2007-06-30
WEBSITE PROS INC
filed 2007-08-03
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Common Stock, par value $0.001 per share, outstanding as of July 30, 2007: 17,895,735

Website Pros, Inc.

Quarterly Report on Form 10Q

For the Quarterly Period ended June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Subscription	$16,049	$10,650	$31,187	$20,609
License	684	884	1,712	2,089
Professional services	668	503	926	952
Total revenue	17,401	12,037	33,825	23,650
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	7,286	4,669	14,101	9,087
License	179	191	477	482
Professional services	299	330	600	710
Total cost of revenue	7,764	5,190	15,178	10,279
Gross profit	9,637	6,847	18,647	13,371
Operating expenses:
Sales and marketing (a)	4,265	2,971	8,212	5,810
Research and development (a)	944	441	1,722	989
General and administrative (a)	3,169	2,373	6,077	4,668
Depreciation and amortization	714	331	1,395	703
Total operating expenses	9,092	6,116	17,406	12,170
Income from operations	545	731	1,241	1,201
Interest, net	510	626	1,011	1,177
Income before income taxes	1,055	1,357	2,252	2,378
Income tax expense	(504)	—	(1,070)	—
Net income	$551	$1,357	$1,182	$2,378
Basic net income attributable per common share	$0.03	$0.08	$0.07	$0.14
Diluted net income attributable per common share	$0.03	$0.07	$0.06	$0.12
Basic weighted average common shares outstanding	17,475	16,613	17,407	16,570
Diluted weighted average common shares outstanding	19,705	19,332	19,684	19,339

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$69	$32	$111	$57
Sales and marketing	$224	$74	$333	$146
Research and development	81	33	140	88
General and administrative	518	273	1,100	516
	$823	$380	$1,573	$750

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,249	$42,155
Accounts receivable, net of allowance of $389 and $280, respectively	4,798	4,202
Inventories, net of reserves of $59 and $48, respectively	26	69
Prepaid expenses	650	616
Prepaid marketing fees and other current assets	959	986
Deferred taxes	531	531
Total current assets	51,213	48,559
Property and equipment, net	2,222	2,337
Goodwill	34,311	31,587
Intangible assets, net	7,226	7,590
Deferred taxes	1,720	2,669
Other assets	1,300	618
Total assets	$97,992	$93,360

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$630	$920
Accrued expenses	2,435	2,581
Deferred revenue	5,769	4,594
Accrued marketing fees	611	681
Notes payable, current	91	95
Obligations under capital leases, current	—	52
Other liabilities	145	102
Total current liabilities	9,681	9,025
Accrued rent expense	147	158
Notes payable, long term	116	162
Obligations under capital leases, long-term	—	32
Other long-term liabilities	27	27
Total liabilities	9,971	9,404

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 17,681,681 and 17,331,626 shares issued and outstanding at June 30, 2007 and December 31, 2006	18	17
Additional paid-in capital	145,982	143,101
Accumulated deficit	(57,979)	(59,162)
Total stockholders’ equity	88,021	83,956
Total liabilities and stockholders’ equity	$97,992	$93,360

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,182	$2,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,395	703
Stock-based compensation expense	1,684	807
Deferred income tax	950	—
Changes in operating assets and liabilities:
Accounts receivable	(143)	(147)
Inventories	43	18
Prepaid expenses and other assets	(97)	(98)
Accounts payable, accrued expenses and other liabilities	(875)	(754)
Deferred revenue	420	27
Net cash provided by operating activities	4,559	2,934

Cash flows from investing activities
Business acquisitions, net of cash received	(2,811)	—
Purchase of property and equipment	(615)	(922)
Investment in intangible assets	(100)	—
Net cash used in investing activities	(3,526)	(922)

Cash flows from financing activities
Stock issuance costs	—	(877)
Payments of debt obligations	(136)	(32)
Proceeds from exercise of stock options	1,197	153
Net cash provided by (used in) financing activities	1,061	(756)

Net increase in cash and cash equivalents	2,094	1,256
Cash and cash equivalents, beginning of period	42,155	55,746
Cash and cash equivalents, end of period	$44,249	$57,002

Supplemental cash flow information
Interest paid	$9	$8
Income taxes paid	$80	$—

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (the “Company”) is a provider of Do-It-For-Me Web services and lead generation products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. The Company’s primary service offerings are comprehensive performance-based packages that include Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, lead generation, and easy-to-understand Web analytics. In addition to the Company’s primary service offerings, the Company provides a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and other sophisticated Internet marketing services and online lead generation.

The Company has reviewed the criteria of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior period amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and the related notes to the consolidated financial statements for the six months ended June 30, 2007 and 2006 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2007, and the Company’s results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2007.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142.  The Company completed its annual impairment test during the fourth quarter of 2006 and determined that the carrying value of its indefinite-lived intangible assets was not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2007.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

2. Material Definitive Agreement with Web.com

On June 26, 2007, the Company executed a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Augusta Acquisition Sub, Inc. (“Merger Sub”) and Web.com, Inc. (“Web.com”) under which Web.com will merge with and into Merger Sub (the “Merger”), and the shareholders of Web.com will receive, at their election, shares of the Company’s common stock or cash in exchange for all of the outstanding shares of Web.com capital stock (or, in certain circumstances described in the Merger Agreement, a combination of cash and the Company’s common stock).  Upon consummation of the Merger, Web.com will cease to exist, and Merger Sub will remain a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, Web.com stockholders may elect to receive for every Web.com share either 0.6875 shares of the Company’s stock or $6.5233 in cash, subject to proration so that the total cash paid shall equal $25 million.  In the aggregate, the Company will issue approximately nine million shares of the Company’s stock and pay $25 million in cash.  In addition, under the terms of the Merger Agreement, stock options to purchase shares of the Company’s will convert into and become an option to purchase the Company’s common stock, and Website Pros will assume such option in accordance with the terms of the stock option plan or agreement under which that option was issued, subject to an option exchange ratio calculated in accordance with the Merger Agreement.  The actual number of shares of the Company’s stock to be issued will be determined based on the actual number of shares of Web.com common stock outstanding at the conversion date. The Company expects to fund the cash portion of the merger consideration with cash on hand.

For this Merger to become effective, there are cetain conditions that must be met prior to the closing date, including the terms of the Merger must be adopted and approved by the majority of the shareholders of the Company and Web.com.  In addition, the Form S-4 Registration Statement must be approved by the Securities and Exchange Commission in accordance with the provisions of the Securities Exchange Act of 1934.

3. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007.  The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company is subject to audit by the IRS and various states for all years since inception.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended June 30, 2007.

Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved.  In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized.  Therefore, the Company recognized income tax expense in the six months ended June 30, 2007 based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

4. Acquisitions

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Submitawebsite, Inc.

On March 31, 2007, the Company acquired substantially all of the assets of and assumed certain liabilities from Submitawebsite, Inc. (Submitawebsite), based in Scottsdale, Arizona, which is a leader in natural Search Engine Optimization (SEO), a technology which aligns Website’s code and content with strategic keyword phrase targeting.  The Company believes that the Submitawebsite acquisition will allow the Company to leverage and deepen relationships with both companies’ customer bases. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $2.1 million and $30 thousand of transaction costs, subject to certain adjustments based on the final balance sheet of Submitawebsite as of March 31, 2007.  In addition, if certain requirements are met, such as key employee retention and revenue performance, during the twelve-month periods following March 31, 2007 and 2008, the Company will pay Submitawebsite contingent consideration up to an additional $250 thousand per year, which will be recorded as goodwill upon payment. As of June 30, 2007, the purchase accounting for this acquisition is still subject to final adjustment primarily for amounts allocated to intangible assets based on preliminary valuation studies.

The results of operations of Submitawebsite for the period from April 1, 2007 through June 30, 2007 are included in the Company’s consolidated statement of operations for the six months ended June 30, 2007.

The following table summarizes the Company’s preliminary purchase price allocation as of March 31, 2007 based on the estimated fair values of the assets acquired and liabilities assumed on March 31, 2007 (in thousands):

Tangible current assets	$444
Tangible non-current assets	32
Non-compete	46
Trade name	231
Goodwill	2,083
Current liabilities	(756)
Net assets acquired	$2,080

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

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from 1ShoppingCart.com

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from 1ShoppingCart.com Canada Corp. and 1ShoppingCart.com Corp. (together, “1ShoppingCart.com”), a leading provider of shopping cart, Internet marketing and eCommerce/eBusiness solutions and services based in Barrie, Ontario. The Company believes that the 1ShoppingCart.com acquisition brings a strong group of private-labeled resellers and affiliates that will enable cross- and up-sell opportunities for its complementary Web services, Internet marketing and eCommerce solutions, which are all geared to satisfying the needs of small and medium-sized businesses. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $12.5 million and $378 thousand of transaction costs.

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$594
Tangible non-current assets	222
Technical know-how	999
Customer relationships	2,332
Non-compete	167
Trade name	694
Goodwill	9,437
Current liabilities	(1,512)
Non-current liabilities	(102)
Net assets acquired	$12,831

The intangible assets include non-compete agreements, trade name, technical know-how and customer relationships which are being amortized over three to eight year periods, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and 1ShoppingCart.com on a pro forma basis for the three and six month periods ended June 30, 2006, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the six month period set forth below.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenue	$13,655	$26,725
Net income attributable to common stockholders	1,470	2,688
Basic net income attributable per common share	0.09	0.16
Diluted net income attributable per common share	0.08	0.14

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Renex, Inc.

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from Renex, Inc. (“Renex”) an online lead generation marketplace for contractors and homeowners based in Halifax, Nova Scotia. The Company believes that the Renex acquisition will enhance its ability to provide a one-stop shop for comprehensive, affordable Website and online advertising solutions for small and medium-sized businesses and is in-line with the Company’s long-term strategic direction of providing targeted, high value solutions to customers in specific vertical markets. Under the terms of the asset purchase agreement, the Company paid cash consideration of $7.0 million plus $333 thousand in transaction costs and agreed to issue 277,496 shares of its common stock valued at approximately $3.0 million to Renex to be equally distributed on September 30, 2007 and September 30, 2008 as consideration for the acquired assets if certain compliance with representations and warranties are demonstrated.  Those common shares are held in escrow until the representations and warranties period has expired. In addition, if certain requirements are met during the twelve months following September 30, 2006, the Company will pay Renex contingent consideration up to an additional $1.0 million. During the nine-months ended June 30, 2007, the Company recorded additional goodwill of $750 thousand as a result of the continuing relationship with a certain marketing vendor, which was a contingent condition in the purchase agreement with Renex, of which $500 thousand was paid and the remaining $250 thousand was recorded as a liability at June 30, 2007 and was paid to Renex in July 2007.

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$195
Tangible non-current assets	142
Technical know-how	110
Customer relationships	930
Non-compete	220
Trade name	640
Goodwill	8,390
Current liabilities	(280)
Net assets acquired	$10,347

The intangible assets include non-compete agreements, trade name, technical know-how and customer relationships which are being amortized over a three to four year period, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and Renex on a pro forma basis for the three and six month period ended June 30, 2006, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the six month period set forth below.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Revenue	$13,306	$26,023
Net income attributable to common stockholders	1,363	2,348
Basic net income attributable per common share	0.08	0.14
Diluted net income attributable per common share	0.07	0.12

5. Earnings per Share

Basic net income attributable per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income attributable per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income attributable per common share for the three and six months ended June 30, 2007 and 2006 (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$551	$1,357	$1,182	$2,378

Weighted average outstanding shares of common stock	17,475	16,613	17,407	16,570
Dilutive effect of stock options	1,761	2,469	1,808	2,503
Dilutive effect of warrants	192	250	192	266
Dilutive effect of escrow shares	277	—	277	—
Common stock and common stock equivalents	19,705	19,332	19,684	19,339
Net income attributable per common share:
Basic	$0.03	$0.08	$0.07	$0.14
Diluted	$0.03	$0.07	$0.06	$0.12

For the three months ended June 30, 2007 and 2006, options to purchase approximately 2.6 million and 724 thousand shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $9.12 and $11.21, respectively, were not included in the calculation of the weighted average shares for diluted net income attributable per common share because the effect would have been anti-dilutive.  For the six months ended June 30, 2007 and 2006, options to purchase approximately 2.4 million and 672 thousand shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $9.08 and $11.26, respectively, were not included in the calculation of the weighted average shares for diluted net income attributable per common share because the effect would have been anti-dilutive.

6. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	June 30, 2007	December 31, 2006
Goodwill balance at beginning of period	$31,587	$13,650
Goodwill acquired during the period	2,724	17,937
Goodwill impaired during the year	—	—
Goodwill balance at end of period	$34,311	$31,587

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Upon completion of the annual assessments, the Company determined that goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2007.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$2,745	$2,387
Definite lived intangible assets:
Non-compete agreements	1,973	1,920	36 months
Customer relationships	4,196	4,175	67 months
Technical know how	1,109	1,100	37 months
Other	86	83
Accumulated amortization	(2,883)	(2,075)
	$7,226	$7,590

The weighted-average amortization period for the amortizable intangible assets is approximately 54 months. Total amortization expense was $420 thousand and $808 thousand for the three and six months ended June 30, 2007, respectively. Total amortization expense was $144 thousand and $355 thousand for the three and six months ended June 30, 2006, respectively.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. Upon completion of the annual assessments, the Company determined that its indefinite lived intangible assets were not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2007.

As of June 30, 2007, the amortization expense for the next five years is as follows (in thousands):

2007	$781
2008	1,213
2009	906
2010	487
2011	292
Thereafter	802
Total	$4,481

7. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (“1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of June 30, 2007, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of June 30, 2007, options to purchase a total of 2,653,806 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,306,601 shares of common stock have been issued and exercised and options to purchase 114,021 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of June 30, 2007, the Company has reserved 2,002,433 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of June 30, 2007, options to purchase a total of 1,305,370 shares were held by participants under the plan and 4,779 shares have been issued and exercised.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares and restricted stock of common stock to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options granted under this plan is 760,000 shares. As of June 30, 2007, options to purchase a total of 402,500 shares of the Company’s common stock were held by participants under the plan, 21,250 shares of restricted stock were held by participants under the plan, no options have been exercised and 336,250 shares of common stock were available for future issuance. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 534,603 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of June 30, 2007, no shares have been issued under the ESPP.

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

	Six months ended June 30,
	2007	2006
Risk-free interest rate	4.41 – 5.18%	4.27 – 5.01%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	56 – 60%	66 – 70%

Stock Option Activity

The following table summarizes option activity for the six months ended June 30, 2007 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2006	4,072,812	$0.50 to 14.05	$5.29

Granted	940,050	8.70 to 9.01	8.92
Exercised	(524,498)	0.50 to 9.00	2.30
Forfeited	(79,582)	2.15 to 14.05	9.77
Expired	(8,631)	2.00 to 14.05	9.54
Balance, June 30, 2007	4,400,151	0.50 to 14.05	6.33	7.51	$14,883
Exercisable at June 30, 2007	2,621,390	0.50 to 14.05	4.27	6.52	14,088

Compensation costs related to the Company’s stock option plans were $1.6 million and $807 thousand for the six months ended June 30, 2007 and 2006, respectively. Compensation costs related to the Company’s stock option plans were $865 thousand and $412 thousand for the three months ended June 30, 2007 and 2006. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of June 30, 2007, the Company had $7.5 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through April 2011.

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $3.7 million and $1.1 million, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $4.90, and $6.86, respectively. The fair value of shares vested during the six months ended June 30, 2007 and 2006 was $1.6 million and $886 thousand, respectively.

The following activity occurred under the Company’s stock option plans during the six months ended June 30, 2007:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at December 31, 2006	1,300,070	$3.88
Granted	940,050	4.90
Vested	(381,777)	4.30
Forfeited	(79,582)	4.71
Unvested at June 30, 2007	1,778,761

Price ranges of outstanding and exercisable options as of June 30, 2007 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	613,329	4.92	$0.50	613,329	$0.50
$2.00 – $2.15	1,061,872	6.00	2.00	1,061,872	2.00
$3.25 – $4.48	136,649	7.29	3.99	97,582	3.86
$8.70 – $9.60	1,697,668	8.77	8.95	448,595	8.98
$10.00 – $14.05	890,633	8.71	10.87	400,012	10.87
	4,400,151			2,621,390

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted to non-employee directors under our 2005 Non-Employee Directors’ Stock Option Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period. At June 30, 2007, there were 19,480 shares of restricted stock outstanding.

The following activity occurred under the Company’s restricted stock plan during the six months ended June 30, 2007:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2006	—	$—
Granted	21,250	8.70
Vested	(1,770)	8.70
Restricted stock outstanding at June 30, 2007	19,480	8.70

Compensation expense for the three and six month periods ended June 30, 2007 was approximately $27 thousand. As of June 30, 2007, there was approximately $158 thousand of total unamortized compensation cost related to the restricted stock outstanding.

8. Subsequent Events

On July 13, 2007, a subsidiary of the Company purchased an office building located in Spokane, Washington (the “Building”) for approximately $2.4 million. The Company uses a portion of the Building for its national sales center and the remaining space is leased to other tenants.

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

Through the combination of our proprietary Website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. With approximately 80,700 subscribers to our eWorks! XL, SmartClicks, and premium subscription-based services as of June 30, 2007, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

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

Sources of Revenue

We derive our revenue from sales of subscriptions, licenses, and services to our customers. Our revenue generally depends on the sale of a large number of subscriptions to small and medium-sized businesses. Leads provided by a relatively small number of companies with which we have strategic marketing relationships generate most of these sales. Customers acquired through our strategic marketing relationship with Discover accounted for 41% and 54% of our total revenue in the six months ended June 30, 2007 and 2006, respectively, and 40% and 56% of our total revenue in the three months ended June 30, 2007 and 2006, respectively. Customers acquired through our strategic marketing relationship with Discover accounted for 44% and 62% of our subscription revenue in the six months ended June 30, 2007 and 2006, respectively, and 43% and 62% of our subscription revenue in the three months ended June 30, 2007 and 2006, respectively.

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

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the six months ended June 30, 2007 subscription revenue accounted for approximately 92% of our total revenue as compared to 87% for the six months ended June 30, 2006. For the three months ended June 30, 2007 subscription revenue accounted for approximately 92% of our total revenue as compared to 88% for the three months ended June 30, 2006. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Professional Services Revenue

We also generate professional services revenue from custom Website design, outsourced customer service and sales support, and search engine optimization services. Our custom Website design work is typically billed on a fixed price basis and over very short periods. Our outsourced customer service and sales support services are typically billed on an hourly basis. Our search engine optimization services are billed on a fixed price basis and revenue is recognized on a daily basis over the applicable service period.

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

Cost of License Revenue

Cost of license revenue consists of costs attributable to the manufacture and distribution of the software, compensation expenses related to our quality assurance staff, as well as, allocated overhead costs.

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of compensation expenses related to our Web page development and search engine optimization staff and allocated overhead costs. We plan to add additional resources in this area to support the expected growth in our professional services and custom design functions.

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

Professional services revenue is generated from custom Website design, outsourced customer service and sales support services, and search engine optimization services. Our professional services revenue from contracts for custom Website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services. Our search engine optimization services are billed on a fixed price basis and revenue is recognized on a daily basis over the applicable service period.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to eight years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. While we believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future operating results.

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

Comparison of the Results for the Three Months Ended June 30, 2007 to the Results for the Three Months Ended June 30, 2006

Revenue

	Three months ended June 30,
	2007	2006
	(unaudited)
Revenue:
Subscription	$16,049	$10,650
License	684	884
Professional services	668	503
Total revenue	$17,401	$12,037

Total revenue for the three months ended June 30, 2007 increased $5.4 million, or 45%, over the three months ended June 30, 2006.

Subscription Revenue. Subscription revenue increased 51% to $16.0 million in the three months ended June 30, 2007 from $10.7 million in the three months ended June 30, 2006. The majority of the increase in subscription revenue over the prior year was due to an increase in customer base and increases in revenue due to our most recent acquisitions. Subscription revenue increased approximately $5.0 million due to an increase in our customer base from approximately 58,100 subscribers as of June 30, 2006 to approximately 80,700 subscribers as of June 30, 2007, of which approximately 14,000 subscribers were acquired in our acquisitions since June 30, 2006. The increase in our average revenue per customer over the three months ended June 30, 2006 resulted in additional revenue of approximately $400 thousand and was due to increased sales of our premium products, including Smartclicks and lead generation products.

The average monthly turnover decreased to 4.8% in the three months ended June 30, 2007 from 5.6% in the three months ended June 30, 2006. The average monthly turnover for the three months ended June 30, 2007 included turnover associated with our recent acquisitions.

 License Revenue. License revenue decreased 23% to $684 thousand in the three months ended June 30, 2007 from $884 thousand in the three months ended June 30, 2006. This decrease was primarily caused by lower Fusion download sales due to incentive promotions that occurred in June 2006, which generated an additional $316 thousand in license revenue over the current period. This decrease was partially offset by increased sales of the Fusion physical product over the prior period due to an email campaign targeted to certain customers that resulted in an increase of $115 thousand of license revenue during June 2007.

Professional Services Revenue. Professional services revenue increased 33% to $668 thousand in the three months ended June 30, 2007 from $503 thousand in the three months ended June 30, 2006. Professional services revenue increased approximately $473 thousand due to additional revenue resulting from acquisitions that occurred after June 2006, which was partially offset by the attrition of two of our channel partners who previously supplied us with leads for potential customers.

Cost of Revenue

	Three months ended June 30,
	2007	2006
	(unaudited)
Cost of revenue
Subscription	$7,286	$4,669
License	179	191
Professional services	299	330
Total cost of revenue	$7,764	$5,190

Cost of Subscription Revenue. Cost of subscription revenue increased 56% to $7.3 million in the three months ended June 30, 2007 from $4.7 million in the three months ended June 30, 2006. The increase in the cost of subscription revenue of approximately $2.6 million was primarily the result of the costs associated with the increase in our subscriber base since June 30, 2006. More specifically, during the three months ended June 30, 2007, we incurred additional costs of approximately $2.1 million related to the additional subscription revenue associated with customers acquired as part of our acquisitions after June 2006. In addition, due to our increase in headcount since June 30, 2006, our employee compensation expenses increased approximately $311 thousand. Further, gross margin decreased slightly on subscription revenue to 55% for the three months ended June 30, 2007 from 56% for the three months ended June 30, 2006, due to the increase in marketing-related expenses associated with our premium products.

Cost of License Revenue. Cost of license revenue decreased 6% to $179 thousand in the three months ended June 30, 2007 from $191 thousand in the three months ended June 30, 2006.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 9% to $299 thousand in the three months ended June 30, 2007 from $330 thousand in the three months ended June 30, 2006. The decrease in the cost of professional services revenue was due to the costs associated with the related decrease in revenue due to the attrition of two of our channel partners, which was partially offset by the increase in costs associated with the outsourced call center and search engine optimization professional services acquired through our recent acquisitions.

Operating Expenses

	Three months ended June 30,
	2007	2006
	(unaudited)
Operating expenses:
Sales and marketing	$4,265	$2,971
Research and development	944	441
General and administrative	3,169	2,373
Depreciation and amortization	714	331
Total operating expenses	$9,092	$6,116

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 44% to $4.3 million, or 25% of total revenue, during the three months ended June 30, 2007 from $3.0 million, or 25% of total revenue, during the three months ended June 30, 2006. An increase in sales and marketing expenses of $662 thousand was due to increased employee compensation and benefits expense related to an increase in headcount. In addition, increases of $458 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with our September 2006 and March 2007 acquisitions.

Research and Development Expenses. Research and development expenses increased 114% to $944 thousand, or 5% of total revenue, during the three months ended June 30, 2007 from $441 thousand, or 4% of total revenue, during the three months ended March 31, 2006. The increase was primarily due to an increase of $312 thousand in additional research and development resources associated with our September 2006 and March 2007 acquisitions. In addition, an increase of $102 thousand was due to increased employee compensation and benefits expense related to an increase in headcount.

General and Administrative Expenses. General and administrative expenses increased 34% to $3.2 million, or 18% of total revenue, during the three months ended June 30, 2007 from $2.4 million, or 20% of total revenue, during the three months ended June 30, 2006. Due to our recent acquisitions in September 2006 and March 2007, there was an increase of approximately $677 thousand of additional general and administrative expenses over the prior period. In addition, an increase of $113 thousand was due to increased employee compensation and benefits expense.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 116% to $714 thousand, or 4% of total revenue, during the three months ended June 30, 2007 from $331 thousand, or 3% of total revenue, during the three months ended June 30, 2006. Amortization expense and depreciation expense increased $273 thousand and $110 thousand, respectively, due to increases in definite-lived intangible assets and fixed assets.

Income tax expense. Income tax expense increased to $504 thousand during the three-months ended June 30, 2007. Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved. In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized. Therefore, the Company recognized income tax expense in the three months ended June 30, 2007 based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

Net Interest Income. Net interest income decreased 19% to $510 thousand, or 3% of total revenue, during the three months ended June 30, 2007 from $626 thousand, or 5% of total revenue, during the three months ended June 30, 2006. The decrease in interest income was due to the use of cash in our acquisitions in September 2006 and March 2007, therefore reducing the average cash balance available to invest in money market funds during the quarter ended June 30, 2007.

Comparison of the Results for the Six Months Ended June 30, 2007 to the Results for the Six Months Ended June 30, 2006

Revenue

	Six months ended June 30,
	2007	2006
	(unaudited)
Revenue:
Subscription	$31,187	$20,609
License	1,712	2,089
Professional services	926	952
Total revenue	$33,825	$23,650

Total revenue for the six months ended June 30, 2007 increased $10.2 million, or 43%, over the six months ended June 30, 2006.

Subscription Revenue. Subscription revenue increased 51% to $31.2 million in the six months ended June 30, 2007 from $20.6 million in the six months ended June 30, 2006. The majority of the increase in subscription revenue over the prior year was due to an increase in customer base, an increase in average revenue per customer, and increases in revenue due to our most recent acquisitions. Subscription revenue increased approximately $9.2 million due to an increase in our customer base from approximately 58,100 subscribers as of June 30, 2006 to approximately 80,700 subscribers as of June 30, 2007, of which approximately 14,000 subscribers were acquired in our most recent acquisitions. The increase in our average revenue per customer over the six months ended June 30, 2006 resulted in additional revenues of approximately $1.4 million and was due to increased sales of our premium products, including Smartclicks and lead generation products.

The average monthly turnover decreased to 5.1% in the six months ended June 30, 2007 from 5.6% in the six months ended June 30, 2006. The average monthly turnover for the six months ended June 30, 2007 included turnover associated with our recent acquisitions.

 License Revenue. License revenue decreased 18% to $1.7 million in the six months ended June 30, 2007 from $2.1 million in the six months ended June 30, 2006. While the number of Fusion downloaded sales remained relatively constant between the six-months ended June 30, 2007 and 2006, the decrease in revenue was primarily due to lower sales of physical units of our Fusion product during the six-month period ended June 30, 2007 due to the timing of the release and the natural life-cycle of the product.

Professional Services Revenue. Professional services revenue decreased 3% to $926 thousand in the six months ended June 30, 2007 from $952 thousand in the six months ended June 30, 2006. Professional services revenue increased approximately $555 thousand due to additional revenue resulting from acquisitions that occurred after June 2006, which was offset by the attrition of two of our channel partners who previously supplied us with leads for potential customers.

Cost of Revenue

	Six months ended June 30,
	2007	2006
	(unaudited)
Cost of revenue
Subscription	$14,101	$9,087
License	477	482
Professional services	600	710
Total cost of revenue	$15,178	$10,279

Cost of Subscription Revenue. Cost of subscription revenue increased 55% to $14.1 million in the six months ended June 30, 2007 from $9.1 million in the six months ended June 30, 2006. The increase in the cost of subscription revenue of approximately $5.0 million was primarily the result of the costs associated with the increase in our subscriber base since June 30, 2006. More specifically, during the six months ended June 30, 2007, we incurred additional costs of approximately $3.6 million related to the additional subscription revenue from our acquisitions after June 2006 and $970 thousand relating to the costs associated with the increase in customer base. In addition, due to our increasing headcount since June 30, 2006, our employee compensation expenses increased approximately $567 thousand. Further, gross margin decreased slightly on subscription revenue to 55% for the six months ended June 30, 2007 from 56% for the six months ended June 30, 2006, due to the increase in marketing-related expenses associated with our premium products.

Cost of License Revenue. Cost of license revenue decreased 1% to $477 thousand in the six months ended June 30, 2007 from $482 thousand in the six months ended June 30, 2006.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 15% to $600 thousand in the six months ended June 30, 2007 from $710 thousand in the six months ended June 30, 2006. The decrease in the cost of professional services revenue was due to the costs associated with the related decrease in revenue due to the attrition of two of our channel partners, which was partially offset by the increase in costs associated with the outsourced call center and search engine optimization professional services acquired through our recent acquisitions.

Operating Expenses

	Six months ended June 30,
	2007	2006
	(unaudited)
Operating expenses:
Sales and marketing	$8,212	$5,810
Research and development	1,722	989
General and administrative	6,077	4,668
Depreciation and amortization	1,395	703
Total operating expenses	$17,406	$12,170

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 41% to $8.2 million, or 24% of total revenue, during the six months ended June 30, 2007 from $5.8 million, or 25% of total revenue, during the six months ended June 30, 2006. Due to our recent acquisitions in September 2006 and March 2007, there was an increase of approximately $821 thousand of additional sales and marketing expenses over the prior period. In addition, an increase of $1.3 million was due to increased employee compensation and benefits expense related to an increase in headcount.

Research and Development Expenses. Research and development expenses increased 74% to $1.7 million, or 5% of total revenue, during the six months ended June 30, 2007 from $989 thousand, or 4% of total revenue, during the six months ended June 30, 2006. The increase was primarily due to an increase of $546 thousand in additional research and development resources associated with our September 2006 and March 2007 acquisitions. In addition, an increase of $102 thousand was due to increased employee compensation and benefits expense related to an increase in headcount.

General and Administrative Expenses. General and administrative expenses increased 30% to $6.1 million, or 18% of total revenue, during the six months ended June 30, 2007 from $4.7 million, or 20% of total revenue, during the six months ended June 30, 2006. Due to our recent acquisitions in September 2006 and March 2007, there was an increase of approximately $1.3 million of additional general and administrative expenses over the prior period. In addition, an increase $113 thousand was due to increased employee compensation and benefits expense.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 98% to $1.4 million, or 4% of total revenue, during the six months ended June 30, 2007 from $703 thousand, or 3% of total revenue, during the six months ended June 30, 2006. Amortization expense and depreciation expense increased $453 thousand and $239 thousand, respectively, due to increases in definite-lived intangible assets and fixed assets.

Income tax expense. Income tax expense increased to $1.1 million during the six-months ended June 30, 2007. Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved. In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized. Therefore, the Company recognized income tax expense in the six months ended June 30, 2007 based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

Net Interest Income. Net interest income decreased 14% to $1.0 million, or 3% of total revenue, during the six months ended June 30, 2007 from $1.2 million, or 5% of total revenue, during the six months ended June 30, 2006. The decrease in interest income was due to the use of cash in our acquisitions in September 2006 and March 2007, therefore reducing the average cash balance available to invest in money market funds during the quarter ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had $44.2 million of cash and cash equivalents and $41.5 million in working capital, as compared to $42.2 million of cash and cash equivalents and $39.5 million in working capital as of December 31, 2006. This increase was principally due to our increase in net cash provided by operations.

Net cash provided by operations for the six months ended June 30, 2007 increased 55%, or $1.6 million, to $4.6 million from $2.9 million for the six months ended June 30, 2006. This increase was principally due to a 43% increase in revenue.

Net cash used in investing activities in the six months ended June 30, 2007 was $3.5 million as compared to $922 thousand in the six months ended June 30, 2006. During the six months ended June 30, 2007, we made a cash payment to acquire substantially all of the assets and select liabilities of Submitawebsite, Inc. totaling approximately $2.1 million, including acquisition expenses, and we made cash payments totaling $500 thousand to Renovationexperts.com due to contingent conditions being fulfilled in accordance with the purchase agreement. In addition, we purchased property and equipment totaling $615 thousand. During the six months ended June 30, 2006, we purchased property and equipment totaling $922 thousand.

Net cash provided by (used in) financing activities in the six months ended June 30, 2007 was $1.1 million as compared to ($756) thousand for the six months ended June 30, 2006. During the six months ended June 30, 2007, we received cash proceeds of $1.2 million from the exercises of stock options. During the six months ended June 30, 2006, we made payments for IPO-related expenses, while we did not have those expenses during the six months ended June 30, 2007.

Summary

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•                  the costs involved in the expansion of our customer base;

•                  the costs involved with investment in our servers, storage and network capacity;

•                  the costs involved with the purchase of an office building in Spokane, Washington;

•                  the costs associated with the expansion of our domestic and international activities;

•                  the costs involved with our research and development activities to upgrade and expand our service offerings; and

•                  the extent to which we acquire or invest in other technologies and businesses.

On June 26, 2007, we executed a definitive agreement and plan of merger with Web.com. As merger consideration, we expect to issue approximately nine million shares of stock and pay $25 million in cash. As of March 31, 2007, Web.com reported a cash and cash equivalents balance of $16 million, which would become our cash as of the completion of the merger.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. As of June 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 3% and 5% of our total revenue in the three months ended June 30, 2007 and 2006 and 4% and 7% of our total revenue in the six months ended June 30, 2007 and 2006, respectively. Sales in Germany represented approximately 72% and 73% of our international revenue in the three months ended June 30, 2007 and 2006 and 64% and 73% of our international revenue in the six months ended June 30, 2007 and 2006, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $44.2 million and $42.2 million at June 30, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.                                    Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 90% of our new customers, excluding new customers from acquisitions, in the year ended December 31, 2006, and approximately 91% in the six months ended June 30, 2007, were identified through our strategic marketing relationships.  However, when we include the new customers obtained in the six months ended June 30, 2007 from our previous acquisitions, approximately 76% of new customers were identified through strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

Our strategic marketing relationship with Discover is particularly important to us and accounted for approximately 60% of our new customers in the year ended December 31, 2006 and 41% in the six months ended June 30, 2007. Customers attributable to our relationship with Discover represented approximately 51% of our total revenue during the year ended December 31, 2006 and approximately 41% of our total revenue for the six months ended June 30, 2007. We expect that customer relationships enabled by our strategic marketing relationship with Discover will continue to account for a significant portion of our new customers and our revenue in the future. Discover is under no obligation to continue to contract with us or continue this strategic marketing relationship, and either Discover or we can terminate our agreement with short notice and no penalty. Additionally, this agreement expires pursuant to its terms in November 2007, and we cannot ensure that the agreement will be extended or renewed. We therefore cannot ensure that we will continue to have a relationship with Discover. If our strategic marketing relationship with Discover ends, we will need to take remedial measures to generate customer leads, which could be expensive, and if such efforts fail, our business would be materially harmed.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2006 and 2005, 47% and 52%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the six months ended June 30, 2007 and 2006, 30% and 31%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the 1ShoppingCart.com and Renex acquisitions in September 2006 and the Submitawebsite, Inc. acquisition in March 2007. Integrating these recently acquired businesses and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate 1ShoppingCart.com, Renex, and Submitawebsite, or any future acquisitions could seriously harm our business.

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

Although we generated net income since the year ended December 31, 2004, we have not historically been profitable and may not be profitable in future periods. As of June 30, 2007, we had an accumulated deficit of approximately $58.0 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 458 full-time employees as of June 30, 2006 to 648 full-time employees as of June 30, 2007. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

RISKS ASSOCIATED WITH THE PROPOSED ACQUISITION OF WEB.COM

We have  recently entered into an agreement to acquire Web.com. Entry into that agreement as well as the merger itself, assuming its completed, expose our business to additional risks and uncertainties, including:

If we do not integrate our services and products, we may lose customers and fail to achieve our financial objectives.

Achieving the benefits of the merger will depend in part upon the integration of Web.com’s services and products with those offered by Website Pros in a timely and efficient manner.  To provide enhanced and more valuable services and products to our customers after the merger, we also will need to integrate our sales and development organizations. This may be difficult, unpredictable, and subject to delay because our services and products have been developed, marketed and sold independently and were designed without regard to such integration. If we cannot successfully integrate our services and products and continue to provide customers with enhanced services and products in the future on a timely basis, we may lose customers and our business and results of operations may suffer.

Integrating our companies may divert management’s attention away from our operations.

Successful integration of Website Pros’ and Web.com’s operations, services, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

We expect to incur significant costs integrating the companies into a single business.

We expect to incur significant costs integrating Web.com’s operations, products and personnel. These costs may include costs for:

•                  employee redeployment, relocation or severance;

•                  integration of information systems;

•                  combining sales teams and processes; and

•                  reorganization or closures of facilities.

In addition, we expect to incur significant costs in connection with the consummation of the merger. We do not know whether we will be successful in these integration efforts or in consummating the merger.

We may not realize the anticipated benefits from the merger.

The merger involves the integration of two companies that have previously operated independently. Website Pros expects the acquisition of Web.com to result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We can not assure you, however, that Website Pros will be able to realize increased revenue, cost savings or other benefits from the merger, or, to the extent such benefits are realized, that they are realized timely. This integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. The companies must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar.  Difficulties associated with integrating Web.com’s service and product offering into that of Website Pros, or with integrating Web.com’s operations into Website Pros’, could have a material adverse effect on the combined company and the market price of Website Pros common stock.

The combined company will incur significant transaction and merger-related costs in connection with the merger and will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs.

Website Pros and Web.com expect to incur a number of non-recurring costs associated with combining the operations of the two companies, which cannot be estimated accurately at this time.  Website Pros and Web.com will also incur transaction fees and other costs related to the merger, anticipated to be approximately $5 million. This amount is a preliminary estimate and subject to change. Additional unanticipated costs may be incurred in the integration of Web.com’s and Website Pros’ businesses. Although Website Pros and Web.com expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.  Also, speculation regarding the likelihood of the closing of the mergers could increase the volatility of Website Pros’ and Web.com’s share prices.

Charges to earnings resulting from acquisitions may adversely affect Website Pros’ operating results.

Under purchase accounting, Website Pros allocates the total purchase price to an acquired company’s net tangible assets, intangible assets based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill.  Website Pros management’s estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect Website Pros’ results:

•                  impairment of goodwill;

•                  charges for the amortization of identifiable intangible assets and for stock-based compensation;

•                  accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•                  charges to income to eliminate certain Website Pros pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

Website Pros expects to incur additional costs associated with combining the operations of Web.com as well as Website Pros’ previously acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Website Pros’ net income and earnings per share for the periods in which those adjustments are made.

Failure to complete the merger could negatively impact the stock prices and future business and financial results of Web.com and Website Pros.

If the merger is not completed, the ongoing businesses of Web.com or Website Pros may be adversely affected, and Website Pros and Web.com will be subject to several risks, including:

•                  Being required, under certain circumstances under the merger agreement, to pay a termination fee of $3.0 million;

•                  Having to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees;

•                  Failure to pursue other beneficial opportunities as a result of each company’s management’s focus on pursuing the merger, without realizing any of the benefits of having consummated the merger; and

•                  Having the price of the common stock of Web.com and/or Website Pros decline.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                                    Defaults Upon Senior Securities

Not applicable.

Item 4.                                    Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 8, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter:

1.                                    The election of the following two directors to hold office until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and have qualified:

Director Name	Shares voted for	Voting Authority Withheld
Julius Genachowski	15,307,676	114,039
Robert McCoy	15,326,882	94,833

2.                                    The ratification of the selection of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ended December 31, 2007:

Shares Voted			Broker
For	Against	Abstaining	Non-Votes
15,349,787	71,168	760	—

3.                                    To approve the Amended and Restated 2005 Non-employee Directors’ Stock Plan:

Shares Voted			Broker
For	Against	Abstaining	Non-Votes
7,429,577	4,241,780	9,995	3,740,363

Item 5.                                    Other Information

Not applicable.

Item 6.                                    Exhibits.

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros, Inc.,Augusta Acquisition Sub, Inc. and Web.com, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(2)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(7)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.(7)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(4)(7)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(5)(7)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

(1)	Filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007 and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(5)	Filed as Exhibit 4.7 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(6)

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

(7)

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

Website Pros, Inc.
(Registrant)

August 3, 2007	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros, Inc., Augusta Acquisition Sub, Inc. and Web.com, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(2)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(7)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.(7)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(4)(7)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(5)(7)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

(1)	Filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K (00-51595), filed with the SEC on June 27, 2007 and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.6 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(5)	Filed as Exhibit 4.7 to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(6)

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

(7)

Filed as the like numbered Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005 and as Exhibit 10.14 to the current report on Form 8-K (No. 000-51595), filed with the SEC on November 7, 2006, as amended, and incorporated herein by reference.