Form 10-Q
period 2007-09-30
WEBSITE PROS INC
filed 2007-11-08
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Common Stock, par value $0.001 per share, outstanding as of October 31, 2007: 27,250,849

Website Pros, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.            Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Subscription	$16,820	$11,272	$48,006	$31,881
License	383	442	2,095	2,531
Professional services	613	325	1,539	1,277
Total revenue	17,816	12,039	51,640	35,689

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	7,124	4,859	21,225	13,945
License	190	190	667	672
Professional services	347	333	947	1,044
Total cost of revenue	7,661	5,382	22,839	15,661
Gross profit	10,155	6,657	28,801	20,028

Operating expenses:
Sales and marketing (a)	4,202	2,972	12,413	8,651
Research and development (a)	915	479	2,637	1,468
General and administrative (a)	3,271	2,194	9,348	6,993
Restructuring charges	242	—	242	—
Depreciation and amortization	719	339	2,113	1,042
Total operating expenses	9,349	5,984	26,753	18,154
Income from operations	806	673	2,048	1,874
Interest, net	528	710	1,539	1,887
Income before income taxes	1,334	1,383	3,587	3,761
Income tax expense	(942)	—	(2,011)	—
Net income	$392	$1,383	$1,576	$3,761
Basic net income per common share	$0.02	$0.08	$0.09	$0.23
Diluted net income per common share	$0.02	$0.07	$0.08	$0.19
Basic weighted average common shares outstanding	17,989	16,846	17,603	16,663
Diluted weighted average common shares outstanding	19,944	19,335	19,768	19,340

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$57	$33	$168	$90
Sales and marketing	175	88	508	234
Research and development	67	54	206	141
General and administrative	618	385	1,718	902
	$917	$560	$2,600	$1,367

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,622	$42,155
Restricted cash	304	—
Accounts receivable, net of allowance of $729 and $280, respectively	7,059	4,202
Other receivables	1,445	—
Inventories, net of reserves of $65 and $48, respectively	30	69
Prepaid expenses	4,398	616
Prepaid marketing fees and other current assets	1,029	986
Deferred taxes	531	531
Total current assets	71,418	48,559

Restricted cash	6,438	—
Property and equipment, net	7,460	2,337
Goodwill	109,800	31,587
Intangible assets, net	63,900	7,590
Deferred taxes	794	2,669
Other assets	771	618

Total assets	$260,581	$93,360

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,545	$920
Accrued expenses	10,574	2,581
Accrued merger costs	25,911	—
Accrued restructuring costs and other reserves	13,550	—
Deferred revenue	9,215	4,594
Accrued marketing fees	647	681
Notes payable, current	2,070	95
Obligations under capital leases, current	—	52
Other liabilities	159	102
Total current liabilities	64,671	9,025

Accrued rent expense	126	158
Deferred revenue	115	—
Notes payable, long term	457	162
Obligations under capital leases, long-term	—	32
Other long-term liabilities	749	27

Total liabilities	66,118	9,404

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,210,405 and 17,331,626 shares issued and outstanding at September 30, 2007 and December 31, 2006	27	17
Additional paid-in capital	252,022	143,101
Accumulated deficit	(57,586)	(59,162)

Total stockholders’ equity	194,463	83,956

Total liabilities and stockholders’ equity	$260,581	$93,360

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$1,576	$3,761

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,113	1,042
Stock-based compensation expense	2,600	1,367
Restructuring costs	242	—
Deferred income tax	1,875	—
Changes in operating assets and liabilities:
Accounts receivable	(13)	(1,335)
Inventories	39	51
Prepaid expenses and other assets	(2)	128
Accounts payable, accrued expenses and other liabilities	84	(942)
Deferred revenue	341	74

Net cash provided by operating activities	8,855	4,146

Cash flows from investing activities
Business acquisitions, net of cash received	7,812	(20,008)
Purchase of property and equipment	(3,190)	(1,022)
Investment in intangible assets	(102)	—

Net cash provided by (used in) investing activities	4,520	(21,030)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	1,122
Payments of debt obligations	(156)	(49)
Proceeds from exercise of stock options	1,248	271

Net cash provided by financing activities	1,092	1,344

Net increase (decrease) in cash and cash equivalents	14,467	(15,540)
Cash and cash equivalents, beginning of period	42,155	55,746

Cash and cash equivalents, end of period	$56,622	$40,206

Supplemental cash flow information
Interest paid	$13	$—

Income taxes paid	$199	$—

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (“the Company”) is a provider of Do-It-For-Me Web services and lead generation products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their Internet presence. The Company’s primary service offerings are comprehensive performance-based packages that include Website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, lead generation, and easy-to-understand Web analytics. In addition to the Company’s primary service offerings, the Company provides a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and other sophisticated Internet marketing services and online lead generation.

On September 30, 2007, Website Pros completed the acquisition of Web.com. Web.com is a leader in providing simple, yet powerful solutions for websites and web services. In addition, Web.com offers do-it-yourself and professional website design, web hosting, eCommerce, web marketing and eMail.

The Company has reviewed the criteria of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior period amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and the related notes to the consolidated financial statements for the nine months ended September 30, 2007 and 2006 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2007, and the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2006 and determined that the carrying amount of goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2007.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. The Company completed its annual impairment test during the fourth quarter of 2006 and determined that the carrying value of its indefinite-lived intangible assets was not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2007.

Definite-lived intangible assets are amortized over their useful lives, which range between fourteen months and ten years.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, but does not expect it to have a material impact on its financial position, results of operations, cash flsows or disclosures.

2. Business Combinations

Merger with Web.com

On September 30, 2007, Website Pros completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization executed on June 26, 2007 (the “Merger Agreement”) by and among Website Pros, Augusta Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Website Pros (“Merger Sub”) and Web.com, Inc., a Minnesota corporation (“Web.com”) pursuant to which Web.com merged with and into Merger Sub (the “Merger”). The Merger was approved by the stockholders of Website Pros and the shareholders of Web.com on September 25, 2007. The Company believes that the Web.com merger united two market leaders to create a single company with solutions that can meet the diverse Web services needs of small and medium sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across its significantly expanded customer base.

Web.com is a leader in providing simple, yet powerful solutions for websites and web services. In addition, Web.com offers do-it-yourself and professional website design, web hosting, eCommerce, web marketing and eMail.

In consideration for the Merger, shareholders of Web.com received either (a) to the extent the shareholder made an effective cash election with respect to the shares of Web.com common stock held by such shareholder, approximately $2.36749 per share of Web.com common stock and approximately 0.43799 shares of common stock of Website Pros for each share of common stock of Web.com held by such shareholder and (b) to the extent the shareholder made an effective stock election, or made no election, with respect to the shares of Web.com common stock held by such shareholder, 0.6875 shares of common stock of Website Pros for each share of Web.com common stock held by such shareholder. In the aggregate,

Website Pros issued approximately 9.2 million shares of Website Pros stock and was obligated to pay $25 million in cash to Web.com shareholders, which is included in accrued merger costs as of September 30, 2007 and was disbursed in October 2007. In addition, under the terms of the Merger Agreement, each outstanding vested option to purchase shares of Web.com common stock converted into and became a vested option to purchase Website Pros common stock, and Website Pros assumed such option in accordance with the terms of the stock option plan or agreement under which that option was issued. The number of shares of Website Pros common stock an option holder is entitled to purchase and the price of those options was subject to an option exchange ratio calculated in accordance with the Merger Agreement. In the aggregate, Web.com option holders are now entitled to purchase an aggregate of approximately 2.4 million shares of Website Pros common stock at a weighted average exercise price of $5.61 per share.

The Merger was accounted for using the purchase method of accounting under U.S. Generally Accepted Accounting Principles. Under the purchase method of accounting, Website Pros is considered the acquirer of Web.com for accounting purposes and the total purchase price will be allocated to the assets acquired and liabilities assumed from Web.com based on their fair values as of September 30, 2007. Under the purchase method of accounting, the total consideration was approximately $132.1 million, which includes the issuance of Website Pros’ common stock valued at approximately $88.6 million, the assumption of stock options with a fair value of $16.5 million and cash payments of $25.0 million. Website Pros estimates that its transaction costs related to this merger, including legal fees, investment-banking fees, due diligence expenses, filing and printing fees, will be approximately $2 million, of which $1.1 million of those expenses have been paid by September 30, 2007. The estimated value of the common stock was calculated using the average Website Pros’ common stock price three days before and after the merger announcement. The average stock price used to calculate the purchase price was $9.68.

As of September 30, 2007, the purchase accounting for this acquisition is still subject to final adjustment primarily for amounts allocated to intangible and fixed assets based on preliminary valuation studies.

The following table summarizes the Company’s preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on September 30, 2007 (in thousands):

Tangible current assets	$19,928
Tangible non-current assets	9,441
Customer relationships	35,000
Developed technology	15,000
Non-compete	1,000
Trade names	6,000
Goodwill	75,310
Deferred tax assets	21,700
Current liabilities	(15,052)
Accrued restructuring costs and other reserves	(13,308)
Non-current liabilities	(1,208)
Deferred tax liabilities	(21,700)

Net assets acquired	$132,111

There is $304 thousand and $6.4 million of restricted cash included in tangible current assets and tangible non-current assets, respectively. The restricted cash includes $4.9 million relating to merchant processing, $1.5 million as collateral on a promissory note, and $304 thousand relating to miscellaneous transactions. The intangible assets include customer relationships, developed technology, non-compete agreements, and trade names, which are being amortized over a three to ten year period, except for the trade names, which have an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The results of operations of Web.com for the period from January 1, 2007 through September 30, 2007 are not included in the Company’s consolidated statement of operations for the nine months ended September 30, 2007.

The financial information in the table below summarizes the combined results of operations of the Company and Web.com on a pro forma basis for the three and nine-month periods ended September 30, 2007, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below.  The pro forma results for the three and nine months ended September 30, 2007 include $7.1 million of Web.com non-recurring expenses, which consisted mainly of restructuring costs, legal and other merger related expenses.

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenue	$31,219	$91,343
Net loss	(8,695)	(13,546)
Basic and diluted net loss per common share	(0.32)	(0.51)

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenue	$24,387	$72,352
Net loss	(461)	(11,798)
Basic and diluted net loss per common share	(0.02)	(0.46)

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

The results of operations of Submitawebsite for the period from April 1, 2007 through September 30, 2007 are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2007.

The following table summarizes the Company’s preliminary purchase price allocation as of March 31, 2007 based on the estimated fair values of the assets acquired and liabilities assumed on March 31, 2007 (in thousands):

Tangible current assets	$444
Tangible non-current assets	32
Customer relationships	93
Non-compete	12
Trade name	258
Goodwill	1,997
Current liabilities	(756)

Net assets acquired	$2,080

The intangible assets include customer relationship, non-compete agreements and trade name. The non-compete and customer relationship intangible asset are being amortized over a fourteen to twenty-four month period, while the trade names has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

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

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$594
Tangible non-current assets	222
Developed technology	999
Customer relationships	2,332
Non-compete	167
Trade name	694
Goodwill	9,437
Current liabilities	(1,512)
Non-current liabilities	(102)

Net assets acquired	$12,831

The intangible assets include non-compete agreements, trade name, developed technology and customer relationships which are being amortized over three to eight year periods, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and 1ShoppingCart.com on a pro forma basis for the three and nine month periods ended September 30, 2006, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenue	$13,860	$40,581
Net income	1,561	4,109
Basic net income per common share	0.09	0.25
Diluted net income per common share	0.08	0.21

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Renex, Inc.

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from Renex, Inc. (“Renex”), an online lead generation marketplace for contractors and homeowners based in Halifax, Nova Scotia. The Company believes that the Renex acquisition will enhance its ability to provide a one-stop shop for comprehensive, affordable Website and online advertising solutions for small and medium-sized businesses and is in-line with the Company’s long-term strategic direction of providing targeted, high value solutions to customers in specific vertical markets. Under the terms of the asset purchase agreement, the Company paid cash consideration of $7.0 million plus $333 thousand in transaction costs and agreed to issue 278,922 shares of its common stock valued at approximately $3.0 million to Renex to be equally distributed on September 30, 2007 and September 30, 2008 as consideration for the acquired assets if certain compliance with representations and warranties are demonstrated. As of September 30, 2007, those conditions were met and 139,641 shares of common stock were issued on October 1, 2007. Those common shares were held in escrow until the representations and warranties period has expired. In addition, if certain requirements are met during the twelve months following September 30, 2006, the Company will pay Renex contingent consideration up to an additional $1.0 million. During the twelve-months ended September 30, 2007, the Company recorded additional goodwill of $1.0 million as a result of the continuing relationship with a certain marketing vendor, which was a contingent condition in the purchase agreement with Renex, of which $750 thousand was paid and the remaining $250 thousand was recorded as a liability at September 30, 2007 and was paid in October 2007.

The following table summarizes the Company’s purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$195
Tangible non-current assets	142
Developed technology	110
Customer relationships	930
Non-compete	220
Trade name	640
Goodwill	8,406
Current liabilities	(280)

Net assets acquired	$10,363

The intangible assets include non-compete agreements, trade name, developed technology and customer relationships which are being amortized over a three to four year period, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods.

The financial information in the table below summarizes the combined results of operations of the Company and Renex on a pro forma basis for the three and nine month period ended September 30, 2006, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Revenue	$13,471	$39,550
Net income	1,157	3,381
Basic net income per common share	0.07	0.20
Diluted net income per common share	0.06	0.17

3. Restructuring Costs and Other Reserves

During the quarter ended September 30, 2007, the Company executed a plan to restructure operations, which included the termination of certain employees and the closing of certain facilities (the “2007 Plan”). In accordance with the 2007 Plan, the Company closed its facilities in Los Angeles, California and Seneca Falls, New York. The closure of these locations resulted in the termination of four employees. The Company recorded facility exit costs of $15 thousand, severance costs of $77 thousand for terminated employees, and $3 thousand in asset disposals. In addition, the Company restructured other operations by terminating two employees and recorded a restructuring expense of $147 thousand. As of September 30, 2007, the Company had a $242 thousand liability remaining for these restructuring costs.

In connection with the merger with Web.com, the Company accrued, as part of its purchase price allocation, certain liabilities which represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $10.4 million.

In addition, as part of the liabilities assumed in the Web.com merger, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com has remaining lease obligations as of September 30, 2007.

The table below summarizes the activity of accrued restructuring costs and other reserves during the nine months ended September 30, 2007 (in thousands):

	Balance as of December 31, 2006	Additions	Cash Payments	Change in Estimates	Balance as of September 30, 2007

Restructuring costs	$—	$3,119	$—	$—	$3,119
Merger related costs	—	10,431	—	—	10,431
Balance	$—	$13,550	$—	$—	$13,550

4. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007.  The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company is subject to audit by the IRS and various states for all years since inception.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended September 30, 2007.

Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved. In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized. Therefore, the Company recognized income tax expense in the nine months ended September 30, 2007 based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

5. Earnings per Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2007 and 2006 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$392	$1,383	$1,576	$3,761

Weighted average outstanding shares of common stock	17,989	16,846	17,603	16,663
Dilutive effect of stock options	1,485	2,287	1,695	2,432
Dilutive effect of warrants	193	199	192	244
Dilutive effect of escrow shares	277	3	278	1

Common stock and common stock equivalents	19,944	19,335	19,768	19,340

Net income per common share:
Basic	$0.02	$0.08	$0.09	$0.23
Diluted	$0.02	$0.07	$0.08	$0.19

For the three months ended September 30, 2007 and 2006, options to purchase approximately 2.4 million and 752 thousand shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $9.23 and $9.91, respectively, were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, options to purchase approximately 2.4 million and 699 thousand shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $9.13 and $10.81, respectively, were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

6. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	September 30, 2007	December 31, 2006
Goodwill balance at beginning of period	$31,587	$13,650
Goodwill acquired during the period	78,213	17,937
Goodwill impaired during the year	—	—

Goodwill balance at end of period	$109,800	$31,587

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Upon completion of the annual assessments, the Company determined that goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2007.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2007	December 31, 2006	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$8,772	$2,387
Definite lived intangible assets:
Non-compete agreements	2,939	1,920	36 months
Customer relationships	39,289	4,175	114 months
Developed technology	16,109	1,100	70 months
Other	87	83
Accumulated amortization	(3,296)	(2,075)
	$63,900	$7,590

The weighted-average amortization period for the amortizable intangible assets is approximately 98 months. Total amortization expense was $412 thousand and $1.2 million for the three and nine months ended September 30, 2007, respectively. Total amortization expense was $142 thousand and $497 thousand for the three and nine months ended September 30, 2006, respectively.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. Upon completion of the annual assessments, the Company determined that its indefinite lived intangible assets were not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2007.

As of September 30, 2007, the amortization expense for the next five years is as follows (in thousands):

2007	$1,998
2008	7,563
2009	7,236
2010	6,737
2011	6,292
Thereafter	25,302

Total	$55,128

7. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (“1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of September 30, 2007, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of September 30, 2007, options to purchase a total of 2,575,356 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,367,880 shares of common stock have been issued and exercised and options to purchase 131,192 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of September 30, 2007, the Company had reserved 2,019,604 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of September 30, 2007, options to purchase a total of 1,304,879 shares were held by participants under the plan, 5,747 shares have been issued and exercised and options to purchase a total of 708,978 shares were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 760,000 shares. As of September 30, 2007, options to purchase a total of 402,500 shares of the Company’s common stock were held by participants under the plan, 21,250 shares of restricted stock were held by participants under the plan, no options have been exercised and 336,250 shares of common stock were available for future issuance. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 534,603 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of September 30, 2007, no shares have been issued under the ESPP.

In connection with the merger with Web.com, the company assumed five additional stock option plans, the Web.com 2006 Equity Incentive Plan (the “Web.com 2006 Plan”), the Web.com 2005 Equity Incentive Plan (the “Web.com 2005 Plan”), the Web.com 2002 Equity Incentive Plan (the “Web.com 2002 Plan”), the Web.com 2001 Equity Incentive Plan (the “Web.com 2001 Plan”) and the Web.com 1995 Stock Option Plan (the “Web.com 1995 Plan”), collectively referred to as the “Web.com Option Plans”. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years. Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant. As of September 30, 2007, the Company has reserved 2,424,558 million shares for issuance upon the exercise of outstanding options under the Web.com Option Plans. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

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

	Nine months ended September 30,
	2007	2006
Risk-free interest rate	4.00 – 5.18%	4.27-5.15%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	54-60%	64-70%

Stock Option Activity

The following table summarizes option activity for the nine months ended September 30, 2007 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2006	4,072,812	$0.50 to 14.05	$5.29

Granted	983,950	8.70 to 10.18	8.97
Assumed in Web.com merger	2,424,558	2.77 to 193.02	5.61
Exercised	(591,976)	0.50 to 9.00	2.19
Forfeited	(167,137)	2.15 to 14.05	9.83
Expired	(95,277)	2.00 to 14.05	9.42

Balance, September 30, 2007	6,626,930	0.50 to 193.02	6.06	7.44	$29,103

Exercisable at September 30, 2007	5,107,433	0.50 to 193.02	5.06	7.04	27,537

Compensation costs related to the Company’s stock option plans were $2.5 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. Compensation costs related to the Company’s stock option plans were $848 thousand and $560 thousand for the three months ended September 30, 2007 and 2006. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of September 30, 2007, the Company had $6.4 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through April 2011.

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $4.3 million and $1.5 million, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $4.92, and $6.81, respectively. The fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $2.5 million and $1.4 million, respectively.

The following activity occurred under the Company’s stock option plans during the nine months ended September 30, 2007:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2006	1,300,070	$3.88
Granted	983,950	4.92
Vested	(597,386)	4.21
Forfeited	(167,137)	5.42

Unvested at September 30, 2007	1,519,497	4.25

Price ranges of outstanding and exercisable options as of September 30, 2007 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.50	564,161	4.66	$0.50	564,161	$0.50
$ 2.00 – $2.99	1,115,777	5.96	2.05	1,115,777	2.05
$ 3.00 – $6.99	1,994,042	7.90	3.83	1,980,064	3.83
$ 7.00 – $9.99	2,067,891	8.43	8.87	966,826	8.79
$ 10.00 – $19.99	831,218	7.96	11.07	426,764	11.26
$ 20.00 - $193.02	53,841	3.84	44.19	53,841	44.19
	6,626,930			5,107,433

On October 22, 2007, the Board of Directors approved a grant of 33,800 of the Company’s stock options with an exercise price of $10.44, which were awarded to various employees. In addition, on October 25, 2007, the Board of Directors approved a grant of 565,750 of the Company’s stock options with an exercise price of $10.20, which were awarded to various employees. These options will vest monthly over a four year period.

On October 1, 2007, the Board of Directors approved a grant of 25,000 of the Company’s stock options with an exercise price of $10.72, which was awarded to a newly appointed director. These options will vest monthly over a three year period.

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted to non-employee directors under our 2005 Non-Employee Directors’ Stock Option Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period. At September 30, 2007, there were 17,000 shares of restricted stock outstanding.

The following activity occurred under the Company’s restricted stock plan during the nine months ended September 30, 2007:

Restricted Stock Activity	Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2006	—	$—
Granted	21,250	8.70
Lapse of restriction	(4,250)	8.70

Restricted stock outstanding at September 30, 2007	17,000	8.70

Compensation expense for the three and nine month periods ended September 30, 2007 was approximately $69 thousand and $95 thousand, respectively. As of September 30, 2007, there was approximately $89 thousand of total unamortized compensation cost related to the restricted stock outstanding.

 On October 1, 2007, the Board of Directors approved a grant of 12,500 shares of restricted stock, which was awarded to a newly appointed director. The fair value of those shares on October 1, 2007 was $10.72. These shares will vest annually over a three-year period.

8. Debt

To finance the purchase of a domain name, www.leads.com, in August 2004, LEADS.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The collateral for this note is the www.leads.com domain name. The note payable is in quarterly installments over 5 years. The imputed interest rate is 5.25%. As of September 30, 2007, the principal balance remaining is $185 thousand.

At the closing of the Web.com merger on September 30, 2007, the Company assumed approximately $1.3 million in outstanding indebtedness to US Bancorp Oliver-Allen Technology. The promissory note is payable through January 2009 in monthly installments of approximately $94 thousand and bears an interest rate of 6.75%. In addition, the promissory note is collateralized by $1.5 million of cash, which is included in restricted cash. As of September 30, 2007, the principal balance remaining is $1.3 million, of which $973 thousand and $369 thousand are classified as current notes payable and long-term notes payable, respectively.

At the closing of the Web.com merger on September 30, 2007, the Company assumed approximately $998 thousand in an outstanding line of credit to Web Service Company, Inc. The line of credit bore an interest rate of 3%, but which was subsequently paid in full in October 2007. This note is classified as current notes payable.

9. Commitments and Contingencies

There are several outstanding litigation matters that relate to our wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com”), including the following:

On August 2, 2006, Web.com filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com pertaining to events in 2001.  Web.com also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses.

On June 19, 2006, Web.com filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com’s patents.

Web.com is defending itself against claims asserted by two former owners of Communitech.Net, Inc. in state court in Missouri relating to Web.com’s acquisition of Communitech.Net, Inc. in 2002.  Web.com has also sued one of those two former owners in state court in Georgia, seeking to recover amounts owed on a promissory note issued at the time of that acquisition and related claims.  In the third quarter of 2007 Web.com won a motion for partial summary judgment in the Missouri litigation, dismissing all of the plaintiffs’ intentional tort claims and claims for punitive damages.

Web.com is also defending the appeals of several other cases that were resolved favorably to Web.com but none of which is material to our company.

With respect to each of the foregoing matters where parties have asserted claims against Web.com, we believe we have adequate defenses, intend to defend ourselves vigorously, and believe that the litigation will not result in any material adverse effect.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with SFAS No. 5 “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.

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

Through the combination of our proprietary Website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. With approximately 82,000 subscribers to our eWorks! XL, SmartClicks, and premium subscription-based services as of September 30, 2007, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

We sell our Web services and products to customers identified primarily through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers.  We have a direct sales force based at our national sales center in Spokane, Washington, that utilizes leads generated by our strategic marketing relationships to acquire new customers. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

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

Acquisitions

On September 30, 2007, Website Pros completed the acquisition of Web.com. Web.com is a leader in providing simple, yet powerful solutions for websites and web services. In addition, Web.com offers do-it-yourself and professional website design, web hosting, eCommerce, web marketing and eMail. Under the terms of the merger agreement, we acquired

Web.com in a merger transaction for $25 millon in cash, 9.2 million shares of Website Pros common stock and 2.4 million of Web.com options assumed.

The descriptions below do not include any reference to Web.com’s operations as those business results are not included in the Company’s financial statements for the quarter ended September 30, 2007.

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

Sources of Revenue

Subscription Revenue

We derive the majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL, SmartClicks, Visibility Online, Renex, 1ShoppingCart.com, and Submitawebsite offerings. A majority of our subscription contracts include the design of a five-page Website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the Website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract.

The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts. For the nine months ended September 30, 2007 subscription revenue accounted for approximately 93% of our total revenue as compared to 89% for the nine months ended September 30, 2006. For the three months ended September 30, 2007 subscription revenue accounted for approximately 94% of our total revenue as compared to 94% for the three months ended September 30, 2006. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to ten years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. While we believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future operating results.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed, was allocated to goodwill. The fair value of amortizable intangibles, primarily consisting of customer relationships, non-compete agreements, trade/domain names, and developed technology, was determined using valuation studies performed by an independent third-party valuation expert.

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

Comparison of the Results for the Three Months Ended September 30, 2007 to the Results for the Three Months Ended September 30, 2006

Revenue

	Three months ended September 30,
	2007	2006
	(unaudited)
Revenue:
Subscription	$16,820	$11,272
License	383	442
Professional services	613	325

Total revenue	$17,816	$12,039

Total revenue for the three months ended September 30, 2007 increased $5.8 million, or 48%, over the three months ended September 30, 2006.

Subscription Revenue. Subscription revenue increased 49% to $16.8 million in the three months ended September 30, 2007 from $11.3 million in the three months ended September 30, 2006. The majority of the increase in subscription revenue over the prior year was due to an increase in customer base and increases in revenue due to our most recent acquisitions. Subscription revenue increased approximately $5.6 million due to an increase in our customer base from approximately 57,000 subscribers as of September 30, 2006 to approximately 82,000 subscribers as of September 30, 2007, of which approximately 14,000 subscribers were acquired in our most recent acquisitions.

The average monthly turnover decreased to 5.2% in the three months ended September 30, 2007 from 6.2% in the three months ended September 30, 2006. The average monthly turnover for the three months ended September 30, 2007 included turnover associated with our recent acquisitions.

License Revenue. License revenue decreased 13% to $383 thousand in the three months ended September 30, 2007 from $442 thousand in the three months ended September 30, 2006. The decrease in revenue was primarily due to lower sales of our Fusion product during the three-month period ended September 30, 2007 due to the timing of the version releases and the natural life cycle of the product.

Professional Services Revenue. Professional services revenue increased 89% to $613 thousand in the three months ended September 30, 2007 from $325 thousand in the three months ended September 30, 2006. Professional services revenue increased approximately $434 thousand due to additional revenue resulting from our most recent acquisitions, which was partially offset by the attrition of two of our channel partners who previously supplied us with leads for potential customers.

Cost of Revenue

	Three months ended September 30,
	2007	2006
	(unaudited)
Cost of revenue
Subscription	$7,124	$4,859
License	190	190
Professional services	347	333
Total cost of revenue	$7,661	$5,382

Cost of Subscription Revenue. Cost of subscription revenue increased 47% to $7.1 million in the three months ended September 30, 2007 from $4.9 million in the three months ended September 30, 2006. An increase in the cost of subscription revenue of approximately $2.1 million was primarily the result of the costs associated with the increase in our subscriber base since September 30, 2006. More specifically, during the three months ended September 30, 2007, we incurred additional costs of approximately $2.0 million related to the additional subscription revenue associated with customers acquired as part of our acquisitions since September 2006. In addition, due to our increase in headcount since September 30, 2006, our employee compensation expenses increased approximately $225 thousand. Further, gross margin on subscription revenue increased to 58% for the three months ended September 30, 2007 from 57% for the three months ended September 30, 2006.

Cost of License Revenue. Cost of license revenue had no change at $190 thousand in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Cost of Professional Services Revenue. Cost of professional services revenue increased 4% to $347 thousand in the three months ended September 30, 2007 from $333 thousand in the three months ended September 30, 2006. The increase in the cost of professional services revenue was primarily the result of the costs associated with the outsourced call center and search engine optimization professional services acquired through our recent acquisitions, which was partially offset by the costs associated with the related decrease in revenue due to the attrition of two of our channel partners.

Operating Expenses

	Three months ended September 30,
	2007	2006
	(unaudited)
Operating expenses:
Sales and marketing	$4,202	$2,972
Research and development	915	479
General and administrative	3,271	2,194
Restructuring charges	242	—
Depreciation and amortization	719	339
Total operating expenses	$9,349	$5,984

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 41% to $4.2 million, or 24% of total revenue, during the three months ended September 30, 2007 from $3.0 million, or 25% of total revenue, during the three months ended September 30, 2006. An increase in sales and marketing expenses of $523 thousand was due to increased employee compensation and benefits expense related to an increase in headcount. In addition, increases of $476 thousand in sales and marketing expense were attributable to the addition of sales and marketing resources in connection with our September 2006 and March 2007 acquisitions.

Research and Development Expenses. Research and development expenses increased 91% to $915 thousand, or 5% of total revenue, during the three months ended September 30, 2007 from $479 thousand, or 4% of total revenue, during the three months ended September 30, 2006. The increase was primarily due to an increase of $324 thousand in additional research and development resources associated with our September 2006 and March 2007 acquisitions. In addition, an increase of $87 thousand was due to an increase in the cost of resources related to the ongoing development of Netobjects Fusion.

General and Administrative Expenses. General and administrative expenses increased 49% to $3.3 million, or 18% of total revenue, during the three months ended September 30, 2007 from $2.2 million, or 18% of total revenue, during the three months ended September 30, 2006. Due to our recent acquisitions in September 2006 and March 2007, there was an increase of approximately $719 thousand of additional general and administrative expenses over the prior period. In addition, an increase of $433 thousand was due to increased employee compensation and benefits expense. During the quarter ended September 30, 2006, the Company reduced its general and administrative expenses due to the collection of a fully reserved note receivable of $100 thousand.

Restructuring charges. During the three months ended September 30, 2007, the Company restructured its organization by terminating six employees and closing facilities in Los Angeles, California and Seneca Falls, New York. The Company accrued expenses of $242 thousand for these restructuring costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 112% to  $719 thousand, or 4% of total revenue, during the three months ended September 30, 2007 from $339 thousand, or 3% of total revenue, during the three months ended September 30, 2006. Amortization expense and depreciation expense increased $269 thousand and $110 thousand, respectively, due to increases in definite-lived intangible assets and fixed assets.

Income tax expense. Income tax expense increased to $942 thousand during the three-months ended September 30, 2007. Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved. In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized. Therefore, the Company recognized income tax expense in the three months ended September 30, 2007 based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

Net Interest Income. Net interest income decreased 26% to $528 thousand, or 3% of total revenue, during the three months ended September 30, 2007 from $710 thousand, or 6% of total revenue, during the three months ended September 30, 2006. The decrease in interest income was due to the use of cash in our acquisitions in September 2006 and March 2007, therefore reducing the average cash balance available to invest in money market funds during the quarter ended September 30, 2007.

Comparison of the Results for the Nine Months Ended September 30, 2007 to the Results for the Nine Months Ended September 30, 2006

Revenue

	Nine months ended September 30,
	2007	2006
	(unaudited)
Revenue:
Subscription	$48,006	$31,881
License	2,095	2,531
Professional services	1,539	1,277
Total revenue	$51,640	$35,689

Total revenue for the nine months ended September 30, 2007 increased $16.0 million, or 45%, over the nine months ended September 30, 2006.

Subscription Revenue. Subscription revenue increased 51% to $48.0 million in the nine months ended September 30, 2007 from $31.9 million in the nine months ended September 30, 2006. The majority of the increase in subscription revenue over the prior year was due to increases in customer base and increases in revenue due to our most recent acquisitions. Subscription revenue increased approximately $14.2 million due to an increase in our customer base from approximately 57,000 subscribers as of September 30, 2006 to approximately 82,000 subscribers as of September 30, 2007, of which approximately 14,000 subscribers were acquired in our most recent acquisitions.

The average monthly turnover decreased to 5.1% in the nine months ended September 30, 2007 from 5.8% in the nine months ended September 30, 2006. The average monthly turnover for the nine months ended September 30, 2007 included turnover associated with our recent acquisitions.

License Revenue. License revenue decreased 17% to $2.1 million in the nine months ended September 30, 2007 from $2.5 million in the nine months ended September 30, 2006. The decrease in revenue was primarily due to lower sales of our Fusion product during the nine-month period ended September 30, 2007 due to the timing of version releases and the natural life cycle of the product.

Professional Services Revenue. Professional services revenue increased 21% to $1.5 million in the nine months ended September 30, 2007 from $1.3 million in the nine months ended September 30, 2006. Professional services revenue increased approximately $977 thousand due to additional revenue resulting from our most recent acquisitions, which was offset by the attrition of two of our channel partners who previously supplied us with leads for potential customers.

Cost of Revenue

	Nine months ended September 30,
	2007	2006
	(unaudited)
Cost of revenue
Subscription	$21,225	$13,945
License	667	672
Professional services	947	1,044
Total cost of revenue	$22,839	$15,661

Cost of Subscription Revenue. Cost of subscription revenue increased 52% to $21.2 million in the nine months ended September 30, 2007 from $13.9 million in the nine months ended September 30, 2006. The increase in the cost of subscription revenue of approximately $6.5 million was primarily the result of the costs associated with the increase in our subscriber base since September 30, 2006. More specifically, during the nine months ended September 30, 2007, we incurred additional costs of approximately $5.5 million related to the additional subscription revenue associated with customers acquired as part of our acquisitions since September 2006. In addition, due to our increase in headcount since September 30, 2006, our employee compensation expenses increased approximately $792 thousand. Further, gross margin remained constant on subscription revenue at 56% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Cost of License Revenue. Cost of license revenue decreased 1% to $667 thousand in the nine months ended September 30, 2007 from $672 thousand in the nine months ended September 30, 2006.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 9% to $947 thousand in the nine months ended September 30, 2007 from $1.0 million in the nine months ended September 30, 2006. The decrease in the cost of professional services revenue was due to the costs associated with the related decrease in revenue due to the attrition of two of our channel partners, which was partially offset by the increase in costs associated with the outsourced call center and search engine optimization professional services acquired through our recent acquisitions.

Operating Expenses

	Nine months ended September 30,
	2007	2006
	(unaudited)
Operating expenses:
Sales and marketing	$12,413	$8,651
Research and development	2,637	1,468
General and administrative	9,348	6,993
Restructuring charges	242	—
Depreciation and amortization	2,113	1,042
Total operating expenses	$26,753	$18,154

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 43% to $12.4 million, or 24% of total revenue, during the nine months ended September 30, 2007 from $8.7 million, or 24% of total revenue, during the nine months ended September 30, 2006. Due to our recent acquisitions in September 2006 and March 2007, there was an increase of approximately $1.3 million of additional sales and marketing expenses over the prior period. In addition, an increase of $1.8 million was due to increased employee compensation and benefits expense related to an increase in headcount.

Research and Development Expenses. Research and development expenses increased 80% to $2.6 million, or 5% of total revenue, during the nine months ended September 30, 2007 from $1.5 million, or 4% of total revenue, during the nine months ended September 30, 2006. The increase was primarily due to an increase of $870 thousand in additional research and development resources associated with our September 2006 and March 2007 acquisitions. In addition, an increase of $142 thousand was due to increased employee compensation and benefits expense related to an increase in headcount an increase of $198 thousand was due to an increase in the cost of resources for the ongoing development of Netobjects Fusion.

General and Administrative Expenses. General and administrative expenses increased 34% to $9.3 million, or 18% of total revenue, during the nine months ended September 30, 2007 from $7.0 million, or 20% of total revenue, during the nine months ended September 30, 2006. Due to our recent acquisitions in September 2006 and March 2007, there was an increase of approximately $2.0 million of additional general and administrative expenses over the prior period. In addition, an increase of $564 thousand was due to increased employee compensation and benefits expense. During the quarter ended September 30, 2006, the Company reduced its general and administrative expenses due to the collection of a fully reserved note receivable of $100 thousand.

Restructuring charges. During the nine months ended September 30, 2007, the Company restructured its organization by terminating six employees and closing facilities in Los Angeles, California and Seneca Falls, New York. The Company accrued expenses of $242 thousand for these restructuring costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 103% to  $2.1 million, or 4% of total revenue, during the nine months ended September 30, 2007 from $1.0 million, or 3% of total revenue, during the nine months ended September 30, 2006. Amortization expense and depreciation expense increased $722 thousand and $349 thousand, respectively, due to the increases in definite-lived intangible assets and fixed assets.

Income tax expense. Income tax expense increased to $2.0 million during the nine-months ended September 30, 2007. Prior to the fourth quarter of 2006, all deferred tax assets were fully reserved. In the fourth quarter of 2006, the Company reversed a portion of its valuation allowance related to deferred tax assets based upon its estimate of the amount that is more likely than not to be realized. Therefore, the Company recognized income tax expense in the nine months ended September 30, 2007 based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

Net Interest Income. Net interest income decreased 18% to $1.5 million, or 3% of total revenue, during the nine months ended September 30, 2007 from $1.9 million, or 5% of total revenue, during the nine months ended September 30, 2006. The decrease in interest income was due to the use of cash in our acquisitions in September 2006 and March 2007, therefore reducing the average cash balance available to invest in money market funds during the quarter ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had $56.6 million of unrestricted cash and cash equivalents and $6.7 million in working capital, as compared to $42.2 million of unrestricted cash and cash equivalents and $39.5 million in working capital as of December 31, 2006. We received approximately $11.8 million of unrestricted cash from the merger with Web.com. The significant increases in balance sheet accounts were due to the acquisition of Web.com. We acquired approximately $19.9 million in current assets, assumed $15.1 million in current liabilities and accrued $13.3 million in restructuring and other costs. In addition per the merger agreement, we accrued the cash payment of $25 million, which was paid in October 2007.

Net cash provided by operations for the nine months ended September 30, 2007 increased 114%, or $4.7 million, to $8.9 million from $4.1 million for the nine months ended September 30, 2006. This increase was principally due to a 45% increase in revenue.

Net cash provided by investing activities in the nine months ended September 30, 2007 was $4.5 million as compared to the net cash used in investing activities during the nine months ended September 30, 2006 of $21.0 million. During the nine months ended September 30, 2007, pursuant to the Web.com merger agreement, we received Web.com’s unrestricted cash and cash equivalents of $11.8 million upon completion of the merger, which was offset by $1.1 million in acquisition costs paid as of September 30, 2007. In accordance with the merger agreement, we are obligated to pay $25 million, which was included in our cash balance at September 30, 2007 and paid to Web.com shareholders in October 2007. In addition, we acquired substantially all of the assets and select liabilities of Submitawebsite, Inc. totaling approximately $2.1 million, including acquisition expenses, and we made cash payments totaling $750 thousand due to contingent conditions being fulfilled in accordance with the Renex, Inc. purchase agreement. In addition, we purchased property and equipment totaling $3.2 million, which included the purchase of a building in Spokane, Washington for $2.4 million. During the nine months ended September 30, 2006, we made cash payments to acquire substantially all of the assets and select liabilities of 1ShoppingCart.com Canada Corp. and 1ShoppingCartcom Corp., or 1ShoppingCart.com, and Renex.com, Inc., or Renex totaling approximately $20.0 million, including acquisition expenses and we purchased property and equipment totaling $1.0 million.

Net cash provided by financing activities in the nine months ended September 30, 2007 was $1.1 million as compared to $1.3 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we received cash proceeds of $1.2 million from the exercises of stock options. During the nine months ended September 30, 2006, we completed a secondary offering whereby selling stockholders sold 3,339,126 common shares and we sold 200,000 common shares for net proceeds to us of approximately $1.0 million, while we did not have those expenses during the nine months ended September 30, 2007.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. As of September 30, 2007 and December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 1% and 2% of our total revenue in the three months ended September 30, 2007 and 2006 and 3% and 5% of our total revenue in the nine months ended September 30, 2007 and 2006, respectively. Sales in Germany represented approximately 60% and 71% of our international revenue in the three months ended September 30, 2007 and 2006 and 64% and 73% of our international revenue in the nine months ended September 30, 2007 and 2006, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $56.6 million and $42.2 million at September 30, 2007 and December 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.                                    Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.                                    Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations. There are several outstanding litigation matters that relate to our wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com”), including the following:

On August 2, 2006, Web.com filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com pertaining to events in 2001.  Web.com also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses.

On June 19, 2006, Web.com filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com’s patents.

Web.com is defending itself against claims asserted by two former owners of Communitech.Net, Inc. in state court in Missouri relating to Web.com’s acquisition of Communitech.Net, Inc. in 2002.  Web.com has also sued one of those two former owners in state court in Georgia, seeking to recover amounts owed on a promissory note issued at the time of that acquisition and related claims.  In the third quarter of 2007 Web.com won a motion for partial summary judgment in the Missouri litigation, dismissing all of the plaintiffs’ intentional tort claims and claims for punitive damages.

Web.com is also defending the appeals of several other cases that were resolved favorably to Web.com but none of which is material to our company.

With respect to each of the foregoing matters where parties have asserted claims against Web.com, we believe we have adequate defenses, intend to defend ourselves vigorously, and believe that the litigation will not result in any material adverse effect.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with SFAS No. 5 “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 90% of our new customers, excluding new customers from acquisitions, in the year ended December 31, 2006, and approximately 89% in the nine months ended September 30, 2007, were identified through our strategic marketing relationships. However, when we include the new customers obtained in the nine months ended September 30, 2007 from our previous acquisitions, approximately 73% of new customers were identified through strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2006 and 2005, 47% and 52%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the nine months ended September 30, 2007 and 2006, 38% and 41%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the Submitawebsite, Inc. acquisition in March 2007 and the Web.com merger in September 2006. Integrating these recently acquired businesses and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate Submitawebsite and Web.com, or any future acquisitions could seriously harm our business.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our recent acquisition of Web.com, we recorded $75.3 million of goodwill and $57.0 million of intangible assets. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income since the year ended December 31, 2004, we have not historically been profitable and may not be profitable in future periods. As of September 30, 2007, we had an accumulated deficit of approximately $57.6 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We are vulnerable to system failures, which could harm our reputation, cause our customers to seek reimbursement for services paid for and not received, and cause our customers to seek another provider for services.

The Company must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon its ability to protect its network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. The Company’s networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services that we provide to some or all of our customers. In the past, the Company has experienced periodic interruptions in service. The Company has also experienced, and in the future it may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

•                  Cause customers or end users to seek damages for losses incurred;

•                  Require the Company to replace existing equipment or add redundant facilities;

•                  Damage the Company’s reputation for reliable service;

•                  Cause existing customers to cancel their contracts; or

•                  Make it more difficult for the Company to attract new customers.

Our data centers are maintained by third parties.

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia and Jacksonville, Florida. We obtain Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, We may house other servers and hardware items in facilities owned or operated by other service providers.

A disruption in the ability of one of these service providers to provide service to us could cause a disruption in service to our customers. A service provider could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although we believe we have taken adequate steps to protect our business through contractual arrangements with our service providers, we cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a service provider. Any significant disruption could cause significant harm to us, including a significant loss of customers. In addition, a service provider could raise its prices or otherwise change its terms and conditions in a way that adversely affects our ability to support our customers or could result in a decrease in our financial performance.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 460 full-time employees as of September 30, 2006 to 632 full-time employees as of September 30, 2007, which exclude former employees of Web.com. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

•                  provide that directors may only be removed for cause and only with the approval of 66 2/3 % of our stockholders;

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

RISK FACTORS ASSOCIATED WITH THE RECENTLY COMPLETED WEB.COM MERGER

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

We expect to incur significant additional costs integrating the companies into a single business.

We incurred substantial non-recurring costs associated with closing the transaction with Web.com. We expect to incur significant additional costs integrating Web.com’s operations, products and personnel. These costs may include costs for:

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

Item 4.                                    Submission of Matters to a Vote of Security Holders.

On September 25, 2007, we held a Special Meeting of Stockholders. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against, or abstained with respect to each matter:

1.                                    Approval of the adoption of the Agreement and Plan of Merger and reorganization, dated as of June 26, 2007, by and among Website Pros and Augusta Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Website Pros, and Web.com was as follows:

Shares Voted
For	Against	Abstaining
12,722,806	83,769	1,500

2.                                    Approval to adjourn the special meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of the proposed matter above:

Shares Voted
For	Against	Abstaining
12,096,509	711,066	500

Item 5.                                    Other Information

Not applicable.

Item 6.                                    Exhibits.

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros, Inc., Augusta Acquisition Sub, Inc. and Web.com, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(2)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(7)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.(7)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(4)(7)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(5)(7)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

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

Website Pros, Inc.
(Registrant)

November 8, 2007	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros, Inc., Augusta Acquisition Sub, Inc. and Web.com, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(2)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(7)

4.3	Investors’ Rights Agreement dated December 10, 2003, as amended by the Omnibus Amendment Agreement dated February 14, 2005.(7)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(4)(7)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(5)(7)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(6)

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