Form 10-K
period 2007-12-31
WEBSITE PROS INC
filed 2008-03-11
CIK 1095291

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51595

Website Pros, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3327894 (I.R.S. Employer Identification No.)
12735 Gran Bay Parkway West, Building 200, Jacksonville, FL (Address of principal executive offices)	32258 (Zip Code)

Registrant's telephone number, including area code: (904) 680-6600

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

       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

       Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). ☐ Yes    ☒ No

       The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $137,595,566 as of June 30, 2007, based upon the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of February 29, 2008, the registrant had 27,608,744 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business.

This Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—"Risk Factors."

Website Pros, Inc. ("we," "us," "our," "Website Pros" or the "Company") believe we are a leading provider, based on our number of subscribers, of Do-It-For-Me and Do-It-Yourself website building tools, Internet marketing, lead generation and technology solutions that enable small and medium-sized businesses to build and maintain an effective Internet presence. The company offers a full range of Web services, including website design and publishing, Internet marketing and advertising, search engine optimization, e-mail, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

On September 30, 2007, we acquired Web.com, Inc. ("Web.com"). Web.com is a leading provider of Do-It-Yourself websites and Internet marketing services for the small and medium-sized business market. Web.com offers a wide selection of online services, including Web hosting, e-mail, e-commerce, website development, online marketing and optimization tools. Web.com has a large customer base that provides significant upsell and cross-sell opportunities for Do-It-For-Me website services, online marketing and lead generation services. We believe that the Web.com acquisition united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium-sized businesses. In addition, we expect we will be able to leverage cost savings and take advantage of cross-selling opportunities across our significantly expanded customer base.

On February 19, 2008, the Company announced its intention to change its name to Web.com. The name change could take place as early as the first half of 2008.

Our primary service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, lead generation and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities, such as e-commerce solutions and other sophisticated Internet marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing Internet presence with more sophisticated marketing and lead generation services. Additionally, as the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing semi-custom websites on behalf of our customers. With approximately 263,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of December 31, 2007, which includes approximately 173,000 customers of pre-acquisition Web.com and Submitawebsite, we believe we are one of the industry's largest providers of affordable Web services and products that enable small and medium-sized businesses to have an effective Internet presence.

We traditionally have sold our Web services and products to customers identified primarily through strategic marketing relationships with established brand name companies that have large numbers of small and medium-sized business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Norton, Virginia; Halifax, Nova Scotia; and Scottsdale, Arizona. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

Through the acquisition of Web.com, we also acquired a large number of customers directly through online and affiliate marketing activities that target small and medium-sized businesses that want to establish or enhance their Internet presence.

Our Approach and Solution

We have built our business around a subscription-based ASP model that allows small and medium-sized businesses to affordably outsource their Web services needs to us. The key elements of our business model and approach are:

Providing Comprehensive Solutions for Small and Medium-Sized Businesses. Our goal is to enable small and medium-sized businesses to outsource their Web services needs to us. Our experience is that many small and medium-sized businesses do not have the in-house expertise to effectively design an Internet presence that will generate adequate traffic to their websites and increase direct consumer interaction. As a result, our customers look to us to provide these services. Our Web services include, among other features, a full range of Web services, including website design and publishing, Internet marketing and advertising, search engine optimization, lead generation, home contractor specific leads, and shopping cart solutions. We believe this combination provides our customers with a comprehensive solution to their Web services needs.

Offering Affordable Subscription-Based Solutions. Because our customer base is value-driven, we provide our Web services on an affordable subscription basis.

  •
  eWorks! XL and SmartClicks customers typically pay a recurring monthly fee ranging from approximately $70 to over $100, depending on which services and products they purchase.

  •
  Premium Internet marketing service targeted at businesses with significant spending on local print yellow pages advertising. This service is priced at an average of approximately $300 per month, which we believe is significantly less than the typical cost of traditional campaigns such as half-page or full-page print yellow pages advertisements.

  •
  Do-It-Yourself Site Builder Tool targets businesses to design, publish and manage a professional website on a recurring monthly fee ranging from approximately $12 to $90 per month.

  •
  1ShoppingCart.com e-commerce and online marketing solutions typically on a recurring monthly fee ranging from approximately $29 to $79 per month.

  •
  Lead packages, specifically targeted to contractors in the home services business market, ranging in price from $50 to $1,500, based on the specific trade vertical and geographic area.

  •
  Search Engine Optimizing solution packages, ranging in price from $500 to $5,000 per month.

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

Through the acquisition of Web.com, we also acquired a large number of customers directly through online and affiliate marketing activities that target small and medium-sized businesses that want to establish or enhance their Internet presence.

With the addition of Web.com's product lines, we continue to develop relationships with leading technology providers, including major software, hardware, development and Internet marketing organizations, to enhance the design and sales of their products and services. Relationships with these companies allow the Company to quickly gain access to innovative technologies and provide more creative solutions to our customers.

1ShoppingCart.com and Renex provide additional sales channels for our core Web services products. 1ShoppingCart.com has a network of affiliate and private-label resellers that are prospects for our other services and that can be leveraged to offer our services to their customers. Renex's growing network of home services contractors is also a source of prospective customers for website and online promotional services.

Upselling or cross-selling additional services to existing customers. We believe the acquisition of Web.com provides significant opportunities to sell higher-priced services to the large Web.com customer base. Many of Web.com's customers were acquired through traditional and online marketing programs that promoted hosting or Do-It-Yourself website design services. These customers are prospects for additional online marketing, lead generation and search optimization products. Additionally, some of these customers are also prospects for our Do-It-For-Me services.

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

Selling Additional Services and Products to Existing Customers. As of December 31, 2007, we had approximately 263,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services, which includes approximately 173,000 customers of pre-acquisition Web.com and Submitawebsite. As customers build their Internet presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and e-commerce capabilities to our current customers' websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

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

We build the initial website for the customer using the content and design information the customer provides. Our goal is to have a customer's website visible on the Internet within 72 hours from the time we receive initial information from the customer.

eWorks! XL includes:

  •
  Initial Site Design.  One of our design specialists begins the process by interviewing the customer and collecting data about the customer's business. Using our NetObjects MatrixBuilder software, we then create a unique website tailored to the customer's specific needs using one of our templates. Every site we build goes through an extensive quality review and assurance process prior to being published on the Internet. Additionally, every site undergoes a thorough website optimization process to enhance search engine placement.

  •
  Online Marketing.  We offer our customers online marketing capabilities that cost-effectively promote their websites on a local and national basis. The package includes initial submission and ongoing submissions on a regular basis of the customers' websites to many popular national and local search engines. Additionally, eWorks! XL includes listings in online yellow page directories, banner advertisements, search engine optimization tools, and educational guides targeted to small businesses.

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

  •
  Hosting and Technical Support.  Our hosting platform offers technology and security designed to ensure the reliable daily operation of a customer's website. Our secure Web hosting includes disk storage, daily backups, and a monthly data transfer allotment. We also offer technical support, including services to our customers to provide the information and consultation they need to build and manage an effective online presence.

SmartClicks Subscription-Based Services

SmartClicks is a performance-based service with a higher subscription fee than our eWorks! XL offering. Our SmartClicks offering is targeted to customers that want additional online advertising in their local service areas. SmartClicks includes all of the benefits provided in the eWorks! XL bundle and the added benefit of guaranteed pay-per-click advertising in Google and other major search engines.

An added value of the SmartClicks package is the advertising management function Website Pros performs for these customers. We create the pay-per-click ads, buy appropriate keywords, monitor the programs' performance and report results to customers as part of the customers' subscription.

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

  •
  Search Engine Optimization.  We provide search engine optimization tools and consultation to customers that want greater visibility and performance from their online presence. Our search engine optimization products and services are designed to help improve search engine rankings and to increase qualified traffic and lead generation.

  •
  Custom Design Extras.  We offer several custom design features and services, including map and directions pages, external links pages, the ability to increase the number of products listed on a customer's website, more advanced website statistics, database applications, password security, expanded e-mail services, and premium hosting services.

Do-It-Yourself Websites

Through our Web.com product, we offer a variety of Do-It-Yourself website building and marketing solutions for small and medium-sized businesses that are more technically savvy. These solutions include hosting services, an easy-to-use web building tool, e-commerce capabilities and online marketing.

Hosting Services

We offer core products that are standardized, scalable managed hosing services that place numerous customers on a single shared server—a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow our customers to establish an online presence at minimal cost. Our hosting services feature easy-to-use control panels and extensive online documentation that allow customers to control their own applications. These hosting services are sold stand-alone or bundled with a suite of website tools and services.

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

Our team of custom design professionals includes experienced Web designers, programmers, copywriters, and search engine optimization experts who work together to ensure that the customer's online business objectives are met. Custom sites are built on our NetObjects Fusion software or other sophisticated design tools that provide the flexibility and functionality to meet advanced business needs. Custom sites can include flash, animation, e-commerce solutions, sophisticated interactivity and database functionality.

Web Authoring Software

We offer NetObjects Fusion, our desktop Web authoring software, for businesses that want to design websites either for themselves or for others. Combining easy-to-use wizards, drag-and-drop simplicity, and design tools, NetObjects Fusion offers the flexibility to be an intuitive website building software for novices, as well as an advanced tool for website development professionals. NetObjects Fusion offers features that allow website professionals to build websites quickly, while still enabling these professionals to offer the flexibility and functionality their clients often require. NetObjects Fusion includes e-commerce capabilities, database functionality, and image manipulation tools that website professionals find useful in building clients' sites.

Online Business Automation

Through 1ShoppingCart.com, we offer a robust set of sales and marketing tools for businesses selling products and services online. 1ShoppingCart.com offers an ASP, subscription-based shopping cart solution with add-on modules that allow small and medium-sized businesses to create, promote and manage their online presence. Services include a comprehensive affiliate management program, e-mail marketing, auto-responders and ad trackers.

Lead Generation

We offer targeted lead generation services for various business categories through Renex and LEADS.com. Renex is a competitive marketplace that matches homeowners in need of remodeling services with qualified contractors in their local area. Through a subscription-based model, contractors purchase these leads, giving them the opportunity to bid on the homeowner's project. LEADS.com offers leads in other home services categories such as plumbers, landscapers, roofers and painters.

Search Engine Marketing

We offer search engine marketing services that offer fully customizable solutions based on our customers goals and business plans. Some of these services include search engine optimization, link building, pay-per-click advertising management, public relations and press release distributions.

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

We maintain four data centers located in Jacksonville, Florida; Atlanta Georgia and Spokane, Washington, for most of our internal operations. Servers that provide our customers' website data to the Internet are located within a third-party co-location facility located in Jacksonville, Florida. This co-location facility has a secured network infrastructure including intrusion detection at the router level. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facility is secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facility is staffed 24 hours a day, 7 days a week, with experts to manage and monitor the carrier networks and network access. The co-location facility staff provides 24-hour security through camera- controlled views of our equipment. The co-location facility provides multiple Internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facility is provided through multiple uninterruptible power supply and generator systems should power supplied by the Jacksonville Electric Authority fail. We plan to renew our agreement with the co-location facility, which expires on May 1, 2008.

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

We are currently working with our co-location provider to establish a disaster recovery backup operation at one of the provider's alternative locations. This would provide a working fail-over site to prevent a disruption of our customers' websites should the Jacksonville co-location site become unavailable. The facilities are connected by fiber-optic rings to our co-location provider's other centers.

Web.com product line

Our Web.com product line offers Do-It-Yourself hosting, website and marketing solutions to small and medium-sized businesses that intend to build their own websites or enhance their websites with Internet marketing. Potential customers are identified through traditional and online marketing as well as through a number of distribution partners, resellers and affiliates.

LEADS.com Internet Marketing Packages and Lead Generation

Potential customers for our Internet Marketing packages are identified primarily using an outbound telesales program based in Manassas, Virginia, and Norton, Virginia. This program targets businesses with established traditional print yellow pages advertising campaigns. Customers who purchase our Internet Marketing package offering are interviewed and advertising information is entered into our proprietary publishing system. Local advertisements are then customized for several distribution platforms, such as Yahoo! Yellow Pages and Google search, and then published to these platforms. Customers receive a monthly report that tracks the number of impressions, clicks, and calls generated by each advertisement that we place on their behalf. LEADS.com also offers lead generation products through their outbound telesales efforts to small businesses in a variety of industries including home services. In addition to selling Internet Marketing packages and lead generation, the LEADS.com sales force sells website and search engine optimization services to its customer base.

1ShoppingCart.com Integrated E-commerce Solution

Prospects for our 1ShoppingCart.com e-commerce product are typically small business customers that are interested in establishing an online business. Our e-commerce engine integrates a variety of marketing and advertising modules that can be purchased as a bundle, or sold individually. In addition to establishing their business online, our customers can market their services through our e-mail marketing system and auto-responders, track the effectiveness of their advertising and marketing efforts and establish, manage and maintain a robust affiliate program.

Potential customers can also test our services through a paid online trial. Once a customer downloads the trial of our software, we contact them through a series of e-mail communications and auto-responders to encourage conversion of the trial to a paid subscription and to upsell other services.

Our customer data is stored on systems that are compliant and certified to meet Visa International's Payment Card Industry Data Standards. We have a highly available redundant infrastructure, which provides disaster recovery backup to prevent a disruption of our customers' e-commerce presence.

Renex Lead Generation Services

We market our Renex services to homeowners through targeted television and online advertising. Homeowners complete a brief online form describing their remodeling need and their approximate budget. Renex receives the online lead and sends it to up to 60 local contractors in the Renex database. The first 4 qualified contractors that respond are provided the homeowner's contact information and then work directly with the homeowner to scope the project and provide cost estimates to the homeowner. Renex will also provide the homeowner with financial leads if the homeowner wishes to borrow money to fund the project.

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

Submitawebsite.com

Based in Scottsdale, Arizona, Submitawebsite.com offers search engine optimization and placement services to customers that want to improve their natural search rankings in popular search engines. These services are marketed to small and medium-sized businesses through organic search and online marketing. Additionally, Submitawebsite.com services are cross-sold to our customers through our outbound and inbound telesales teams.

Submitawebsite services align customers' website code and content with strategic keyword phrase targeting, ultimately assisting a search engine algorithm in understanding and recognizing a website's keyword focus. We also sell and manage link building and blogging campaigns for customers as additional strategies to improve search engine rankings and website performance.

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

Our proprietary workflow processes and customer relationship management software enables us to build, maintain, and track large numbers of customer websites. The configuration of software and hardware includes six key modules:

  •
  Account Management.  The account management module facilitates the creation and maintenance of a customer account and the consolidation, either manually or electronically through external submission, of pertinent customer demographics, product specifics, and billing information. We track critical aspects of customer activity, which allows customer service representatives to have immediate access to a customer's complete account history.

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

  •
  Renex Telephony Software.  Our proprietary software application enables us to systematically manage the relationships and interactions with homeowners and contractors in Renex's database, enhancing the efficiency and productivity of our sales and account management teams.

The Web.com proprietary technology includes technologies that enable the company to automate a number of back-end functions and technologies that allow customers to order, change and mange their web hosting accounts easily online without technical expertise.

Sales Channels

Sales of Subscription Services

Our sales organization for our subscription Web services and products comprises several distinct sales channels, including:

Outbound and Inbound Telesales.  The organizations with which we have strategic marketing relationships provide us with lists of their small and medium-sized business clients who meet a broad set of criteria. We analyze these customer lists to determine which of these customers best match our criteria for long-term clients. Our sales specialists call these prospective customers during regular business hours to discuss their Web services needs. We believe the brand and affinity relationship these prospective customers have with the parties with which we have strategic marketing relationships enhances our ability to reach a decision maker, make a presentation, have our offer considered, and close the sale during the initial call. In addition, we maintain a separate team of sales specialists specifically focused on responding to inbound inquiries generated by programs initiated by us and the organizations with which we have strategic marketing relationships. We and these organizations employ a mix of e-mail, direct mail, website, and other marketing efforts to help promote our services to prospective clients.

As of December 31, 2007, we had 276 employees in our outbound and inbound telesales units located in our sales centers in Spokane, Washington; Manassas and Norton, Virginia; Jacksonville, Florida; Scottsdale, Arizona; and Halifax, Nova Scotia. With the benefit of having conducted several years of outbound and inbound telesales activities, we have significant management, business process, training, and product expertise within our sales team. Additionally, we employ practices designed to optimize the management of our employees and increase their sales performance.

Reseller Program.  Several of the parties with which we have strategic marketing relationships have their own direct sales organizations. We have worked closely with these resellers to develop sales support and fulfillment processes that integrate with the resellers' sales, service, support, and billing practices. Additionally, we provide these resellers with training and sales materials to support the Web services being offered. Companies that currently resell our services and products through their sales organizations include Yahoo!, Earthlink and Register.com.

Online Channel.  We promote our services through the Websitepros.com, Web.com, LEADS.com, RenovationExperts.com 1ShoppingCart.com, Submitawebsite.com, and Websourcemedia.com websites. To drive prospects to our sites, we engage in online marketing and advertising campaigns, conduct targeted television campaigns to reach homeowners for Renex and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including our products on their websites and by including our services in their ongoing marketing and promotional efforts with their customers.

Affiliate Network and Private Label Partners.  We sell our shopping cart and business automation solutions through direct online channels and through approximately 3,000 affiliate and private-label partners that market our services on our behalf. These partners are provided with ongoing marketing and technical support to ensure a positive customer experience for their end customers. Through Web.com, we have approximately 5,000 affiliate partners that have the ability to sell our Do-It-Yourself services. We also have a network of direct resellers for our hosting products. We believe that these affiliate partners and resellers provide additional opportunities to upsell and cross-sell our Do-It-For-Me services.

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

OEM Software Bundles.  A number of OEMs are offering NetObjects Fusion as part of their packaged product offerings. As needed, we customize the NetObjects Fusion application to meet the OEM's specifications and to feature the OEM's products and brands within the software. Typically, an older version of NetObjects Fusion is offered through OEM bundles, which we believe facilitates later sales of newer versions to these users.

Retail and Reseller Distribution.  We work with resellers in the United States, Europe and Australia to sell NetObjects Fusion. These distributors supply smaller resellers, retailers and value added resellers in their markets with NetObjects Fusion.

Strategic Marketing Relationships

A key part of our sales strategy is to leverage the brand and distribution of organizations with which we have strategic marketing relationships to sell our Web services and products. We have developed strategic marketing relationships with well-known, brand name companies. We create sales material with each of these organizations, highlighting our Web services and products while also leveraging their brand. Then, on behalf of these companies, we initiate programs where our sales representatives directly contact their small and medium-sized business customers using telesales solicitation, direct mail, and online contact.

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

  •
  Electronic customer newsletters;

  •
  Website Pros, Web.com, LEADS.com, NetObjects Fusion, 1ShoppingCart, Renex, Submitawebsite, and WebSource Media websites;

  •
  Online customer tutorials; and

  •
  Affiliate programs.

Customers

We generally target small and medium-sized businesses having fewer than 100 employees. These customers normally are focused on regional or local markets. We seek to create long-term relationships with our customers, who cover a diverse set of industries and geographies in the United States. As of December 31, 2007, we had approximately 263,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services, which includes approximately 173,000 customers of pre-acquisition Web.com and Submitawebsite.

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

Competition

The market for Web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, website designers, Internet service providers, Internet search engine providers, local business directory providers, website domain name registrars, e-commerce service providers, lead generation companies and hosting companies. These competitors may have greater resources, more brand recognition, and larger installed bases of customers than we do, and we cannot ensure that we will be able to compete favorably against them. Our NetObjects Fusion software has two principal competitors: Macromedia Dreamweaver and Adobe GoLive.

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

  •
  Ease of implementation, use, and maintenance; and

  •
  Industry expertise and focus.

Intellectual Property

Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2007, we owned 21 issued U.S. patents. We also have several additional patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third party contractors to help develop our software and to design websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

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

We have entered into confidentiality and other agreements with its employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to us. We have also entered into nondisclosure agreements with suppliers, distributors and some customers to limit access to and disclosure of our proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps we have taken to protect our intellectual property can ensure that others will not use our technology, or that others will not develop similar technologies.

We license, or lease from others, many technologies used in our services. We expect that we and our customers could be subject to third-party infringement claims as the number of websites and third party service providers for Web-based businesses grows. Although we do not believe that our technologies or services infringe the proprietary rights of any third parties, we cannot ensure that third parties will not assert claims against us in the future or that these claims will not be successful.

Employees

As of December 31, 2007, we had a total of 792 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

You may read and copy this Form 10-K at the SEC's public reference room at 450 Fifth Street, NW, Washington D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors.

We depend on our strategic marketing relationships to identify prospective customers. The loss of several of our strategic marketing relationships, or a reduction in the referrals and leads they generate, would significantly reduce our future revenue and increase our expenses.

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 85% and 90% of our new customers in the years ended December 31, 2007 and 2006, respectively, were identified through our strategic marketing relationships (excluding new customers obtained as a result of completed acquisitions). We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2007 and 2006, 45% and 47%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. The turnover rate calculations do not include any acquisition-related customer activity.

While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers' businesses, the overall economic environment in the United States and its impact on small and medium-sized businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small and medium-sized businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our stock price.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the Web.com merger in September 2007 and Submitawebsite, Inc. acquisition in March 2007. Integrating these recently acquired businesses and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management's attention from existing business operations. Our failure to successfully manage and integrate the Web.com or Submitawebiste, or any future acquisitions could seriously harm our business.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our recent acquisition of Web.com and acquisition assets from Submitawebsite, Inc., we recorded $75.5 million of goodwill and $63.5 million of intangible assets. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income for the years ended December 31, 2005, 2006, and 2007, we have not historically been profitable and may not be profitable in future periods. As of December 31, 2007, we had an accumulated deficit of approximately $57.8 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Due to our limited operating history, our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

  •
  our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers' requirements;

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

  •
  ability to successfully integrate acquired businesses and technologies;

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

We have a risk of system and Internet failures, which could harm our reputation, cause our customers to seek reimbursement for services paid for and not received, and cause our customers to seek another provider for services.

We must be able to operate the systems that manage our network around the clock without interruption. Our operations will depend upon our ability to protect our network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services that we provide to some or all of our customers. In the past, we have experienced periodic interruptions in service. We have also experienced, and in the future it may experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

  •
  Cause customers or end users to seek damages for losses incurred;

  •
  Require us to replace existing equipment or add redundant facilities;

  •
  Damage our reputation for reliable service;

  •
  Cause existing customers to cancel their contracts; or

  •
  Make it more difficult for us to attract new customers.

Our data centers are maintained by third parties.

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia, and Jacksonville, Florida. We obtain Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, We may house other servers and hardware items in facilities owned or operated by other service providers.

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

Our Web services involve the storage and transmission of our customers' proprietary information. Although we employ data encryption processes, an intrusion detection system, and other internal control procedures to assure the security of our customers' data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers' data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

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

Our future performance depends largely on the continuing service of our executive officers and senior management team, especially that of David Brown, our Chief Executive Officer. Our executives are not contractually obligated to remain employed by us. Accordingly, any of our key employees could terminate their employment with us at any time without penalty and may go to work for one or more of our competitors after the expiration of their non-compete period. The loss of one or more of our executive officers could make it more difficult for us to pursue our business goals and could seriously harm our business.

Our growth could strain our resources and our business may suffer if we fail to implement appropriate controls and procedures to manage our growth.

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 637 full-time employees as of December 31, 2006 to 792 full-time employees as of December 31, 2007. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2008, will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Market, either of which would harm our stock price.

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

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder and which may discourage, delay, or prevent a change of control of our company.

If we do not integrate our services and products, we may lose customers and fail to achieve our financial objectives.

Achieving the benefits of the merger will depend in part upon the integration of Web.com's services and products with those offered by us in a timely and efficient manner. To provide enhanced and more valuable services and products to our customers after, we also need to integrate our sales and development organizations. This may be difficult, unpredictable, and subject to delay because our services and products have been developed, marketed and sold independently and were designed without regard to such integration. If we cannot successfully integrate our services and products and continue to provide customers with enhanced services and products in the future on a timely basis, we may lose customers and our business and results of operations may suffer.

We expect to incur significant additional costs integrating the companies into a single business.

We incurred substantial non-recurring costs associated with closing the transaction with Web.com. We expect to incur and have established reserves for significant additional costs integrating Web.com's operations, products and personnel. These costs may include costs for:

  •
  employee redeployment, relocation or severance;

  •
  integration of information systems;

  •
  combining sales teams and processes; and

  •
  reorganization or closures of facilities.

In addition, we do not know whether we will be successful in these integration efforts or in consummating the merger.

We may not realize the anticipated benefits from the acquisition.

The acquisition involves the integration of two companies that have previously operated independently. We expect the acquisition of Web.com to result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We can not assure you, however, that we will be able to realize increased revenue, cost savings or other benefits from the merger, or, to the extent such benefits are realized, that they are realized timely. This integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. Difficulties associated with integrating Web.com's service and product offering into ours, or with integrating Web.com's operations into ours, could have a material adverse effect on the combined company and the market price of our common stock.

Charges to earnings resulting from acquisitions may adversely affect our operating results.

Under purchase accounting, we allocate the total purchase price to an acquired company's net tangible assets, intangible assets based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Our management's estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

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

We expect to incur additional costs associated with combining the operations of Web.com as well as our previously acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Website Pros' net income and earnings per share for the periods in which those adjustments are made.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns a 25,381 square foot building in Spokane, Washington, in which a Web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	41,149(a)	March 2008
Leads.com sales center	Manassas, VA	24,081	September 2014
Leads.com sales center	Norton, VA	5,467	November 2008
1ShoppingCart.com operations center	Barrie, Ontario, Canada	8,301	May 2012
RenovationExperts.com operations center	Halifax, Nova Scotia, Canada	5,104	May 2009
Submitawebsite.com operations center	Scottsdale, AZ	4,473	July 2008
Web.com operations center	Atlanta, GA	71,898	July 2010
WebSource Media operations center	Houston, TX	2,257	April 2009

(a)
The Company extended this lease to correspond with its expansion into a different facility.

Item 201 (e). Performance Graph.

The following graph shows the total stockholder return as of the dates indicated of an investment of $100 in cash on November 2, 2005 (the date the Company's common stock was first publicly traded) for (i) the Company's common stock, (ii) the Nasdaq Composite Index and (iii) the RDG Internet Composite Index. All values assume reinvestment of the full amount of any dividends, however, no dividends have been declared on our common stock to date. The stock price performance on the graph below is not necessarily indicative of future performance.

*
$100 invested on November 2, 2005 in stock or on October 31, 2005 in index-including reinvestment of dividends. Fiscal year ending December 31.
(1)
This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)
This table dates back to November 2, 2005, the first date on which the Company's stock was publicly traded.

Item 3. Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. There are several outstanding litigation matters that relate to our wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. ("Web.com"), including the following:

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

On June 19, 2006, Web.com filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com's patents.

Web.com was party to a lawsuit in state court in Missouri relating to Web.com's acquisition of Communitech.Net, Inc. in 2002. In February 2008, we settled all claims related to that lawsuit pursuant to a confidential settlement agreement. As part of the settlement, we received a broad release of claims. We had previously adequately reserved for the contingencies arising from this matter, including the settlement. As such, we do not believe that the settlement will have a material adverse impact on our financial condition, cash flows or results of operations.

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

The outcome of litigation may not be assured, and despite management's views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 "Accounting for Contingencies," we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since November 1, 2005, our common stock has been listed on the NASDAQ Global Market under the symbol "WSPI". Prior to such time, there was no public market for our common stock. The following table sets forth the high and low stock prices of our common stock for the last two fiscal years as reported on the NASDAQ Global Market.

	2007		2006
	High	Low	High	Low
First Quarter	$10.50	$8.37	$14.20	$8.56
Second Quarter	$10.10	$7.92	$14.21	$8.60
Third Quarter	$10.50	$8.06	$11.26	$8.65
Fourth Quarter	$12.00	$9.75	$12.30	$7.85

The closing price for our common stock as reported by the NASDAQ Global Market on February 29, 2008 was $11.04 per share. As of February 29, 2008, there were approximately 390 stockholders of record of our common stock, not including those shares held in street or nominee name.

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

Item 6. Selected Financial Data.

	Year Ended December 31,
	2007(1)	2006(1)(2)	2005(1)	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$82,521	$52,041	$37,770	$23,402	$16,947
Income (loss) from operations	1,497	2,997	425	656	(1,373)
Net income (loss)	1,358	8,597	827	924	(1,532)
Net income (loss) attributable to common stockholders	1,358	8,597	(329)	(370)	(1,578)
Basic net income (loss) attributable per common share	$0.07	$0.51	$(0.05)	$(0.12)	$(0.27)
Diluted net income (loss) attributable per common share	$0.06	$0.44	$(0.05)	$(0.12)	$(0.27)
Basic weighted average common shares outstanding	19,802	16,778	6,222	3,002	5,758
Diluted weighted average common shares outstanding	22,224	19,430	6,222	3,002	5,758

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,746	$42,155	$55,746	$6,621	$6,282
Working capital	16,525	39,534	51,535	4,926	2,914
Total assets	235,013	93,360	76,370	13,370	11,869
Long-term note payable and obligations under capital leases	59	194	241	—	—
Convertible redeemable preferred stock	—	—	—	17,454	9,233
Accumulated deficit	(57,804)	(59,162)	(67,759)	(69,030)	(68,485)
Total stockholders' equity (deficit)	196,431	83,956	68,355	(9,191)	(3,153)

(1)
See Note 6 to the Consolidated Financial Statements for information regarding businesses acquired during the years ended December 31, 2007, 2006 and 2005.

(2)
Included in the net income for the year ended December 31, 2006 is a tax benefit of $3.2 million, which was the result of a reduction in the deferred tax asset valuation allowance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Safe Harbor

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this discussion, especially under the captions "Variability of Results" and "Factors That May Affect Future Operating Results" in this Form 10-K. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-K are made as of the filing date of this Form 10-K with the Securities and Exchange Commission, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

Overview

We believe we are a leading provider, based on our number of subscribers, of Do-It-For-Me and Do-It-Yourself website building tools, Internet marketing, lead generation and technology solutions that enable small and medium-sized businesses to build and maintain an effective Internet presence. The company offers a full range of Web services, including website design and publishing, Internet marketing and advertising, search engine optimization, e-mail, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

On September 30, 2007, the Company acquired Web.com, Inc. ("Web.com"). Web.com is a leading provider of Do-It-Yourself websites and Internet marketing services for the small and medium-sized business market. Web.com offers a wide selection of online services, including Web hosting, e-mail, e-commerce, website development, online marketing and optimization tools. Web.com has a large customer base that provides significant upsell and cross-sell opportunities for Do-It-For-Me website services, online marketing and lead generation services. We believe that the Web.com acquisition united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across its significantly expanded customer base.

Our primary Do-It-For-Me service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include website design and publishing, Internet marketing and advertising, search engine optimization, search engine submission, lead generation and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities; such as e-commerce solutions and other sophisticated Internet marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing Internet presence with more sophisticated marketing and lead generation services. Additionally, as the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With approximately 263,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of December 31, 2007 (approximately 173,000 of whom can be attributed to our 2007 acquisitions of Web.com and Submitawebsite), we believe we are one of the industry's largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

We traditionally have sold our Web services and products to customers identified primarily through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Norton, Virginia; Halifax, Nova Scotia; and Scottsdale, Arizona. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

Through the acquisition of Web.com, we also acquired a large number of customers directly through online and affiliate marketing activities that target small and medium-sized businesses that want to establish or enhance their Internet presence.

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

Net Subscriber Additions

We grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers. We define net subscriber additions in a particular period as the gross number of new subscribers added during the period, less subscriber cancellations during the period. For this purpose, we only count as new subscribers those customers whose subscriptions have extended beyond the free trial period. Additionally, we do not treat a subscription as cancelled, even if the customer is not current in its payments, until either we have attempted to contact the subscriber twenty times or 60 days have passed since the most recent failed billing attempt, whichever is sooner. In any event, a subscriber's account is cancelled if payment is not received within approximately 80 days.

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

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL, SmartClicks, Visibility Online, Web.com, Renex and 1ShoppingCart.com offerings. A significant portion of our subscription contracts include the design of a five-page website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract. The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts.

The Web.com product line subscription revenue is primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customer's expected service period. Deferred revenues represents the liability for advance billings to customers for services not yet provided.

For the year ended December 31, 2007 subscription revenue accounted for approximately 94% of our total revenue as compared to 90% and 86% for the years ended December 31, 2006 and 2005, respectively. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Operating Expenses

Sales and Marketing Expense

Our largest direct marketing expense are the costs associated with the online marketing channels we use to acquire and promote our services. These channels include search marketing, affiliate marketing and online partnerships. Sales costs consist primarily of salaries and related expenses for our sales and marketing staff. Sales and marketing expenses also include commissions, marketing programs, including advertising, events, corporate communications, other brand building and product marketing expenses and allocated overhead costs.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our computer equipment, software, building and other intangible assets recorded due to the acquisitions we have completed.

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

Thus, we recognize subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual, or annual basis, at the customer's option. For all of our customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue on a daily basis over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

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

In reassessing the fair value of the shares of common stock underlying the equity awards granted in 2005, our board of directors considered a combination of valuation methodologies, including income, market, and transaction approaches, that it believed was consistent with the practices recommended by the American Institute of Certified Public Accountant's Audit and Accounting Practice Aid Series Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the practice aid.

We employed each of the market and income approaches as set forth in the practice aid for grants made on April 6, 2005, June 15, 2005 and August 9, 2005, which were the dates on which we made the most significant option grants in the respective quarters. We concluded that the income approach yielded the best estimate of fair value during the period from January 2005 through August 2005.

In applying this reassessment methodology to value the shares of common stock underlying the awards granted during 2005, our board grouped the awards into categories based on chronology: awards granted in January 2005 through May 2005 and awards granted in June 2005 through August 2005.

Equity awards granted in January 2005 through May 2005.  For equity awards granted in January 2005 through May 2005, our board determined that the income approach yielded the best estimate of fair value. We employed the discounted cash flow method as described in the practice aid based upon financial models reviewed by our board of directors and underlying a 11-year cash flow forecast. We determined the appropriate discount rate by considering our stage of development, venture capital portfolio return, and weighted average cost of capital studies outlined in the practice aid, as well as our own independent calculations of weighted-average cost of capital. We prepared a cash flow analysis using a discount rate of 22.5%.

Equity awards granted in June 2005 through August 2005.  For equity awards granted between June 2005 and August 2005, using the income approach described above, we prepared similar discounted cash flow analyses using a discount rate of 21% for June 2005 and 20.5% for July and August 2005. Based upon our continued performance and advancement of our registration process, we determined that a decrease in the discount rate from 22.5% was warranted.

For equity awards granted after November 2005, we valued the fair value of each option award, on the date of the grant, using the Black Scholes option valuation model.

The table below summarizes our options granted during the years ended December 31, 2005, 2006, and 2007:

Month	Number of Shares		Exercise Price Per Share	Fair Value Per Share
April 2005	728,799		9.00	7.10
April 2005	73,241	(1)	4.50	7.10
May 2005	82,200		9.00	7.10
June 2005	47,199		9.60	8.25
July 2005	5,700		10.10	8.90
August 2005	98,400		10.65	8.90
November 2005	76,674		10.01	10.01
November 2005	160,000		10.00	10.00
December 2005	17,200		8.70	8.70
January 2006	120,000		10.90	10.90
January 2006	39,000		10.38	10.38
February 2006	155,000		11.25	11.25
March 2006	16,000		14.05	14.05
April 2006	10,000		11.45	11.45
May 2006	70,000		11.64	11.64
July 2006	20,400		10.00	10.00
October 2006	302,350		10.98	10.98
January 2007	568,500		8.92	8.92
March 2007	235,250		8.90-8.92	8.90-8.92
April 2007	83,800		9.01	9.01
May 2007	52,500		8.70	8.70
July 2007	43,900		10.18	10.18
September 2007	2,424,558	(2)	2.77-193.02	5.61
October 2007	615,750		10.20-10.52	10.20-10.52

	6,046,421

(1)
Consists of options assumed by us in connection with the LEADS.com acquisition.
(2)
Consists of options assumed by us in connection with the Web.com acquisition.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to eight years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. While we believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future operating results. See Note 7 "Goodwill and Intangible Assets" in the consolidated financial statements for additional information on goodwill and intangible assets.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed, was allocated to goodwill. The fair value of amortizable intangibles, primarily consisting of customer relationships, non-compete agreements, trade names, and developed technology, was determined using valuation studies performed by an independent third-party valuation expert.

In connection with the Web.com acquisition and Submitawebsite. Inc. asset acquisition, we recorded intangible assets of $63.5 million and goodwill of $75.5 million. These intangible assets are being amortized over periods ranging from 14 months to seven years, with the exception of the trade name intangible assets that have an indefinite life.

We are continuing to evaluate the Web.com business operations and based on the decision of management, we may incur additional restructuring costs in the future.

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

In accordance with SFAS No. 109 Accounting for Income Taxes, we annually evaluate the need for a valuation allowance on its deferred tax assets. As a result of this evaluation, we determined no adjustment to the valuation allowance was necessary other than for certain deferred taxes acquired in the Web.com transaction. We recognized tax benefits of $3.2 million in 2006, which was recorded as an income tax benefit.

Results of Operations

The following table presents our selected consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenue:
Subscription	$77,676	$46,789	$32,574
License	2,437	3,585	3,858
Professional services	2,408	1,667	1,338

Total revenue	82,521	52,041	37,770
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	32,381	20,534	15,058
License	751	958	1,013
Professional services	1,299	1,421	1,085

Total cost of revenue	34,431	22,913	17,156

Gross profit	48,090	29,128	20,614
Operating expenses:
Sales and marketing	19,308	12,511	9,731
Research and development	5,075	2,256	1,895
General and administrative	16,513	9,652	6,840
Restructuring charges	243	—	—
Depreciation and amortization	5,454	1,712	1,723

Total operating expenses	46,593	26,131	20,189

Income from operations	1,497	2,997	425
Interest, net	1,938	2,400	402

Income before income taxes	3,435	5,397	827
Income tax (expense) benefit	(2,077)	3,200	—

Net income	1,358	8,597	827

The following table sets forth, for each component of revenue, the cost of the revenue expressed as a percentage of the related revenue for each of the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Cost of subscription revenue	42%	44%	46%
Cost of license revenue	31	27	26
Cost of professional services revenue	54	85	81

Comparison of Years Ended December 31, 2007 and 2006

Total revenue increased 59% to $82.5 million in the year ended December 31, 2007 from $52.0 million in the year ended December 31, 2006.

Subscription Revenue.  Subscription revenue increased 66% to $77.7 million in the year ended December 31, 2007 from $46.8 million in the year ended December 31, 2006. Subscription revenue increased $30.9 million over the prior year, which was a result of an increase in customers due to our acquisitions in 2006 and 2007, an increase in customers unrelated to acquisitions, and an increase in the average revenue per customer. Specifically, our subscription revenue increased by $26.3 million over the prior year as a result of our acquisitions in 2006 and 2007. Subscription revenue increased approximately $2.1 million due to an increase in our customer base from approximately 74,000 as of December 31, 2006 to approximately 263,000 as of December 31, 2007, of which approximately 173,000 can be attributed to pre-acquisition Web.com and Submitawebsite. The increase in our average revenue per customer over the prior year resulted in additional revenues of approximately $2.5 million.

The average monthly turnover decreased to 4.8% in the year ended December 31, 2007 from 5.7% in the year ended December 31, 2006. The average monthly turnover for the year ended December 31, 2007 included customers obtained in our recent acquisitions.

License Revenue.  License revenue decreased 32% to $2.4 million in the year ended December 31, 2007 from $3.6 million in the year ended December 31, 2006. This decrease was primarily attributable to the timing of the version release and the natural life cycle of the product, which resulted in less units being sold during the year ended December 31, 2007.

Professional Services Revenue.  Professional services revenue increased 44% to $2.4 million in the year ended December 31, 2007 from $1.7 million in the year ended December 31, 2006. Professional services revenue increased approximately $1.4 million due to additional revenue resulting from our acquisitions in 2006 and 2007, which was partially offset by the attrition of two of our channel partners who previously supplied us with leads for potential customers.

Cost of Revenue

Cost of Subscription Revenue.  Cost of subscription revenue increased 58% to $32.4 million in the year ended December 31, 2007 from $20.5 million in the year ended December 31, 2006. The increase in the cost of subscription revenue of approximately $11.9 million was primarily the result of the costs associated with the increase in our subscriber base since December 31, 2006. More specifically, during the year ended December 31, 2007, we incurred additional costs of approximately $10.3 million related to the additional subscription revenue associated with customers acquired as part of our cquisitions in 2006 and 2007. In addition, an increase of $1.0 million was due to increased employee compensation and benefits expense. Further, gross margin on subscription revenue increased to 58% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Cost of License Revenue.  Cost of license revenue decreased 22% to $751 thousand in the year ended December 31, 2007 from $958 thousand in the year ended December 31, 2006. The decrease in the cost of license revenue was primarily attributable to the timing of the Fusion version release and the natural life cycle of the Fusion product.

Cost of Professional Services Revenue.  Cost of professional services revenue decreased 9% to $1.3 million in the year ended December 31, 2007 from $1.4 million in the year ended December 31, 2006. The decrease in the cost of professional services revenue was primarily the result of the costs associated with the related decrease in revenue due to the attrition of two of our channel partners, which was partially offset by the costs associated with our outsourced call center and search engine optimization professional services acquired through our acquisitions in 2006 and 2007. Gross margin on professional services revenue increased to 46% from 15% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Operating Expenses

Sales and Marketing Expenses.  Sales and marketing expenses increased 54% to $19.3 million, or 23% of total revenue, during the year ended December 31, 2007 from $12.5 million, or 24% of total revenue, during the year ended December 31, 2006. An increase of $4.3 million in expense was attributable to the addition of sales and marketing resources in connection with our acquisitions during 2006 and 2007. In addition, an increase of $2.0 million was due to increased employee compensation and benefits expense.

Research and Development Expenses.  Research and development expenses increased 125% to $5.1 million, or 6% of total revenue, during the year ended December 31, 2007 from $2.3 million, or 4% of total revenue, during the year ended December 31, 2006. This was primarily due to an increase of $2.3 million in additional research and development resources associated with our acquisitions in 2006 and 2007.

General and Administrative Expenses.  General and administrative expenses increased 71% to $16.5 million, or 20% of total revenue, during the year ended December 31, 2007 from $9.7 million, or 19% of total revenue, during the year ended December 31, 2006. Due to our acquisitions in 2006 and 2007, there was an increase of approximately $4.4 million of additional general and administrative expenses over the prior period. In addition, an increase of $2.1 million was due to increased employee compensation and benefits expense. In general, stock compensation in the year ended December 31, 2007 increased by $768 thousand over the prior year due to the increase in the number of stock options issued to employees.

Restructuring charges.  During the year ended December 31, 2007, the Company restructured its organization by terminating six employees and closing facilities in Los Angeles, California and Seneca Falls, New York. The Company accrued expenses of $243 thousand for these restructuring costs.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased 219% to $5.5 million, or 7% of total revenue, during the year ended December 31, 2007 from $1.7 million, or 3% of total revenue, during the year ended December 31, 2006. Amortization expense increased to $3.8 million during the year ended December 31, 2007 from $900 thousand in the prior year due to the increase in definite-lived intangible assets as a result of our mergers and acquisitions in 2006 and 2007. Depreciation expense increased to $1.7 million during the year ended December 31, 2007 from $812 thousand in the prior year due to the increase in fixed assets purchased and acquired as a result of our acquisitions.

Net Interest Income.  Net interest income decreased 19% to $1.9 million, or 2% of total revenue, during the year ended December 31, 2007 from $2.4 million, or 5% of total revenue, during the year ended December 31, 2006. The decrease in interest income was due to the reduced average cash balances available to invest in money market funds as a result of our recent acquisitions.

Income tax (expense) benefit.  During the year ended December 31, 2007, income tax expense increased to $2.1 million from a benefit of $3.2 million for the year ended December 31, 2006. This increase in expense is due to the release in 2006 of a portion of our valuation allowance on our deferred tax assets. The Company's tax rate in 2007 was approximately 60.2% due to the effect of non-deductible expenses associated with incentive stock options.

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

The consolidated average monthly turnover decreased to 5.7% in the year ended December 31, 2006 from 6.0% in the year ended December 31, 2005, which also had a positive impact on our total subscriber base and our net subscriber additions. We believe that this improvement in monthly turnover was the result of better customer service and the increased effectiveness and breadth of our services. Monthly turnover, excluding acquisitions, would have been 5.8% in the year ended December 31, 2006.

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

Liquidity and Capital Resources

As of December 31, 2007, we had $29.7 million of unrestricted cash and cash equivalents and $16.5 million in working capital, as compared to $42.2 million of cash and cash equivalents and $39.5 million in working capital as of December 31, 2006. Subsequent to year end, $4.5 million of restricted investments became unrestricted and available for general corporate purposes.

Net cash provided by operations for the year ended December 31, 2007 increased 58%, or $3.8 million, to $10.2 million from $6.5 million for the year ended December 31, 2006. This increase was principally due to improved operating performance, which was reflected in a 59% increase in revenue that resulted in $3.4 million of net income before income taxes, while non-cash stock compensation, amortization and depreciation expense totaled $3.6 million and $5.5 million, respectively. The increase in cash provided by operations was further driven by an increase in accounts payable and accrued expenses of $3.5 million and in accounts receivable of $1.1 million.

Net cash used in investing activities in the year ended December 31, 2007 was $23.7 million as compared to $22.0 million in the year ended December 31, 2006. During the year ended December 31, 2007, pursuant to the Web.com acquisition agreement, we paid approximately $27.0 million in cash acquisition consideration and expenses, which was partially offset by the receipt of $11.8 million of Web.com's unrestricted cash and cash equivalents upon completion of the acquisition. On March 31, 2007, we made cash payments to acquire substantially all of the assets and select liabilities of Submitawebsite, Inc. totaling approximately $2.1 million, including acquisition expenses. In addition, we made cash payments totaling $1.0 million due to contingent conditions being fulfilled in accordance with the Renex, Inc. purchase agreement. Other investing activities during 2007 consisted of the purchase of approximately $3.8 million of fixed assets, including a building in Spokane, Washington for approximately $2.4 million, and domain names for approximately $2.1 million. During the year ended December 31, 2006, we made cash payments to acquire substantially all of the assets and select liabilities of 1ShoppingCart.com and Renex totaling approximately $20.5 million, including acquisition expenses. In addition, we purchased fixed assets of approximately $1.5 million.

Net cash provided by financing activities in the year ended December 31, 2007 was $1.0 million as compared to $1.9 million for the year ended December 31, 2006. During the year ended December 31, 2007, employees exercised stock options generating $2.8 million in proceeds. In addition, we reduced our debt obligations by $1.4 million. During the year ended December 31, 2006, we completed a secondary offering and employees exercised stock options, which generated proceeds of approximately $1.0 million and $940 thousand, respectively.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under leases for office space (operating) and notes payable for purchase of the LEADS.com domain name and the obligation assumed from the merger with Web.com. The following summarizes our long-term contractual obligations as of December 31, 2007 (in thousands):

		Payment Due by Period
Contractual Obligations
	Total	2008	2009	2010	2011	2012	thereafter
Operating lease obligations(1)	$27,120	$2,920	$3,824	$2,976	$2,044	$2,044	$13,312
Capital lease obligations	$1	$1	$—	$—	$—	$—	$—
Note payable	$1,245	$1,186	$59	$—	$—	$—	$—

(1)
Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. As of December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 2% of our total revenue in each of the years ended December 31, 2007 and 2006. Sales in Germany represented approximately 62% and 61% of our international revenue in the years ended December 31, 2007 and 2006, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $29.7 million and $42.2 million at December 31, 2007 and 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

	Three Months Ended
	Mar 31, 2007	Jun 30, 2007	Sept 30, 2007	Dec 31, 2007		Mar 31, 2006	Jun 30, 2006	Sept 30, 2006	Dec 31, 2006
	(in thousands)
Total revenue	$16,424	$17,401	$17,816	$30,880		$11,613	$12,037	$12,039	$16,352
Total cost of revenue	7,414	7,764	7,661	11,592		5,089	5,190	5,382	7,252

Gross profit	9,010	9,637	10,155	19,288		6,524	6,847	6,657	9,100
Total operating expenses	8,314	9,092	9,349	19,838		6,054	6,116	5,984	7,977

Income (loss) from operations	696	545	806	(550)		470	731	673	1,123

Net income (loss)	632	551	392	(217	)(2)	1,021	1,357	1,383	4,836	(1)

Net income (loss) per common share:
Basic	$.04	$.03	$.02	$(.01)		$.06	$.08	$.08	$.28	(1)
Diluted	.03	.03	.02	(.01)		.05	.07	.07	.25	(1)

(1)
Included in the net income for the three months ended December 31, 2006 is a tax benefit of $3.2 million, which was the result of a reduction in the deferred tax asset valuation allowance.
(2)
Reflects an increase of non-cash expenses for amortization of intangibles, due to the acquisition of Web.com, and incentive compensation of $2.2 million and $1.2 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control over Financial Reporting.

The management of Website Pros, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management's assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting the internal controls of Web.com and Submitawebsite, Inc., which are included in the Company's 2007 consolidated financial statements and constituted $130.7 million and $105.3 million of total and net assets, respectively, as of December 31, 2007 and $15.7 million and $337 thousand of revenues and net income, respectively, for the year then ended. Management's audit of internal control over the Company's financial reporting also did not include and evaluation of the internal control over financial reporting of Web.com or Submitawebsite, Inc.

The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Website Pros, Inc.

We have audited Website Pros Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Website Pros' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Web.com or Submitawebsite, Inc., which are included in the 2007 consolidated financial statements of Website Pros, Inc. and constituted $130.7 million and $105.3 million of total and net assets, respectively, as of December 31, 2007 and $15.7 million and $337 thousand of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Website Pros, Inc. also did not include and evaluation of the internal control over financial reporting of Web.com or Submitawebsite, Inc.

In our opinion, Website Pros, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Website Pros, Inc. and our report dated March 4, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP
                      Independent Certified Public Accountants

Jacksonville, Florida
March 4, 2008

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the section entitled "Executive Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the section entitled "Ratification of Selection of Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Page
Website Pros, Inc.
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets at December 31, 2007 and 2006	54
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	55
Consolidated Statements of Stockholders' Equity (Deficit) and Convertible Redeemable Preferred Stock for the years ended December 31, 2007, 2006 and 2005	56
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	57
Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Website Pros, Inc.

We have audited the accompanying consolidated balance sheets of Website Pros, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and convertible redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Website Pros, Inc. at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Website Pros, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP
                      Independent Certified Public Accountants

Jacksonville, Florida
March 4, 2008

Website Pros, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$29,746	$42,155
Restricted investments	4,805	—
Accounts receivable, net of allowance of $791 and $280 thousand, respectively	6,792	4,202
Inventories, net of reserves of $67 and $48, respectively	26	69
Prepaid expenses	4,248	616
Prepaid marketing fees and other current assets	964	986
Deferred taxes	1,723	531

Total current assets	48,304	48,559
Restricted investments	1,675	—
Property and equipment, net	7,153	2,337
Goodwill	107,933	31,587
Intangible assets, net	69,422	7,590
Deferred taxes	—	2,669
Other assets	526	618

Total assets	$235,013	$93,360

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,445	$920
Accrued expenses	8,686	2,884
Accrued restructuring costs and other reserves	10,484	—
Deferred revenue	8,501	4,594
Accrued marketing fees	279	378
Notes payable, current	1,186	95
Obligations under capital leases, current	1	52
Other liabilities	197	102

Total current liabilities	31,779	9,025
Accrued rent expense	105	158
Deferred revenue	147	—
Notes payable, long term	59	162
Obligations under capital leases, long-term	—	32
Accrued restructuring costs and other reserves	3,116	—
Deferred tax liabilities, long-term	3,351	—
Other long-term liabilities	25	27

Total liabilities	38,582	9,404
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,472,686 and 17,331,626 shares issued and outstanding at December 31, 2007 and 2006	27	17
Additional paid-in capital	254,208	143,101
Accumulated deficit	(57,804)	(59,162)

Total stockholders' equity	196,431	83,956

Total liabilities and stockholders' equity	$235,013	$93,360

See accompanying notes to consolidated financial statements.

Website Pros, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Subscription	$77,676	$46,789	$32,574
License	2,437	3,585	3,858
Professional services	2,408	1,667	1,338

Total revenue	82,521	52,041	37,770
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription(a)	32,381	20,534	15,058
License	751	958	1,013
Professional services	1,299	1,421	1,085

Total cost of revenue	34,431	22,913	17,156

Gross profit	48,090	29,128	20,614
Operating expenses:
Sales and marketing(a)	19,308	12,511	9,731
Research and development(a)	5,075	2,256	1,895
General and administrative(a)	16,513	9,652	6,840
Restructuring charges	243	—	—
Depreciation and amortization	5,454	1,712	1,723

Total operating expenses	46,593	26,131	20,189

Income from operations	1,497	2,997	425
Other income:
Interest income, net	1,938	2,400	402

Total other income	1,938	2,400	402

Income before income tax	3,435	5,397	827
Income tax (expense) benefit	(2,077)	3,200	—

Net income	1,358	8,597	827
Preferred stock dividends	—	—	(1,156)

Net income (loss) attributable to common stockholders	$1,358	$8,597	$(329)

Basic net income (loss) attributable per common share	$0.07	$0.51	$(0.05)

Diluted net income (loss) attributable per common share	$0.06	$0.44	$(0.05)

Basic weighted average common shares outstanding	19,802	16,778	6,222

Diluted weighted average common shares outstanding	22,224	19,430	6,222

(a) Stock based compensation included above
Subscription (cost of revenue)	$244	$137	$55
Sales and marketing	774	365	127
Research and development	312	222	139
General and administrative	2,238	1,309	474

	$3,568	$2,033	$795

See accompanying notes to consolidated financial statements.

Website Pros, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) and Convertible Redeemable Preferred Stock
(In thousands, except share amounts)

	Convertible Redeemable Preferred Stock		Stockholders' Equity (Deficit)
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock					Total Stockholders' Equity (Deficit)
					Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit
			Shares	Amount
Balance, December 31, 2004	17,454	—	5,918,007	6	(6,372)	66,205	(69,030)	(9,191)
Net income	—	—	—	—	—	—	827	827
Exercise of stock options	—	—	67,200	1	—	49	—	50
Issuance of preferred stock, net of issuance cost	—	2,989	—	—	—	—	—	—
Accrued dividends	(2,473)	—	—	—	—	—	2,473	2,473
Conversion of preferred stock	(16,999)	(3,000)	6,324,963	6	—	19,993	—	19,999
Accretion of Series A issuance costs/redemption price	2,018	—	—	—	—	—	(2,018)	(2,018)
Accretion of Series B issuance costs	—	11	—	—	—	—	(11)	(11)
Issuance of common stock	—	—	1,673,390	2	6,372	35,273	—	41,647
Stock option compensation expense	—	—	20,000	—	—	795	—	795
Options assumed from LEADS.com	—	—	—	—	—	130	—	130
Issuance of common stock in purchase of LEADS.com	—	—	2,320,518	2	—	12,598	—	12,600
Issuance of common stock in purchase of EBOZ	—	—	185,524	—	—	1,054	—	1,054

Balance, December 31, 2005	—	—	16,509,602	17	—	136,097	(67,759)	68,355
Net income	—	—	—	—	—	—	8,597	8,597
Exercise of stock options	—	—	550,004	—	—	940	—	940
Exercise of warrants	—	—	72,020	—	—	—	—	—
Issuance of common stock	—	—	200,000	—	—	1,018	—	1,018
Stock option compensation expense	—	—	—	—	—	2,033	—	2,033
Issuance of common stock in purchase of Renex	—	—	—	—	—	3,013	—	3,013

Balance, December 31, 2006	—	—	17,331,626	17	—	143,101	(59,162)	83,956
Net income	—	—	—	—	—	—	1,358	1,358
Exercise of stock options	—	—	826,392	1	—	2,778	—	2,779
Issuance of common stock in purchase of Renex	—	—	139,461	—	—	16	—	16
Issuance of restricted stock	—	—	21,250	—	—	169	—	169
Issuance of common stock in merger with Web.com	—	—	9,153,957	9	—	104,745	—	104,754
Stock option compensation expense	—	—	—	—	—	3,399	—	3,399

Balance, December 31, 2007	—	—	27,472,686	$27	$—	$254,208	$(57,804)	$196,431

See accompanying notes to consolidated financial statements.

Website Pros, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$1,358	$8,597	$827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,454	1,712	1,723
Stock based compensation expense	3,568	2,033	795
Deferred income tax expense (benefit)	1,719	(3,200)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,064	(1,833)	431
Inventories, net	43	69	40
Prepaid expenses and other assets	593	(120)	(401)
Accounts payable, accrued expenses and other liabilities	(3,231)	(673)	334
Deferred revenue	(340)	(115)	141

Net cash provided by operating activities	10,228	6,470	3,890
Cash flows from investing activities
Business acquisitions	(18,069)	(20,449)	382
Proceeds from sale of investments securities	5,000	—	—
Purchase of investment securities	(4,946)	—	—
Change in restricted investments	263	—	—
Investment in intangible assets	(2,109)	—	(3)
Purchase of property and equipment	(3,807)	(1,521)	(425)

Net cash used in investing activities	(23,668)	(21,970)	(46)
Cash flows from financing activities
Stock issuance	—	1,754	44,640
Stock issuance costs	(311)	(736)	(2,371)
Repayments of debt obligations	(1,437)	(49)	(27)
Proceeds from issuance of preferred stock, net	—	—	2,989
Proceeds from exercise of stock options	2,779	940	50

Net cash provided by financing activities	1,031	1,909	45,281

Net (decrease) increase in cash and cash equivalents	(12,409)	(13,591)	49,125
Cash and cash equivalents, beginning of period	42,155	55,746	6,621

Cash and cash equivalents, end of period	$29,746	$42,155	$55,746

Supplemental cash flow information
Interest paid	$19	$11	$16

Income tax paid	$233	$—	$—

Supplemental disclosure of non-cash transactions
Issuance of equity in connection with acquisitions	$104,770	$3,013	$—

See accompanying notes to consolidated financial statements.

Website Pros, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (the Company) is a provider of Do-It-For-Me Web and Do-It-For-You website building tools, Internet marketing, lead generation, and technology solutions that enable small and medium-sized businesses to build and maintain an effective Internet presence. The Company offers a full range of web services, including website design and publishing, Internet marketing and advertising, search engine optimization, e-mail, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

On September 30, 2007, the Company acquired Web.com, Inc. ("Web.com"). Web.com is a leading provider of Do-It-Yourself websites and Internet marketing services for the small and medium-sized business market. Web.com offers a wide selection of online services, including Web hosting, e-mail, e-commerce, website development, online marketing and optimization tools. Web.com has a large customer base that provides significant upsell and cross-sell opportunities for Do-It-For-Me website services, online marketing and lead generation services. The Company believes that the Web.com acquisition united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium-sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across our significantly expanded customer base.

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

Principles of Consolidation

The Company's consolidated financial statements include the assets, liabilities and the operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Substantially all of the Company's subscription revenue is generated from monthly subscriptions for website design, shared and dedicated hosting services, application hosting, domain name registration, and marketing services. For example, one of the Company's subscription standard contracts includes the design of a five-page website, hosting and marketing services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion and initial hosting of the website, the subscription is offered free of charge for a 30-day trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the 30-day trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company's fees is probable. These criteria are met monthly as the Company's service is provided on a month-to-month basis and collections are generally made in advance of the services.

Customers are billed for the subscription ranging from one to 24 months, at the customer's option. As customers are billed, subscription revenue is recorded as deferred revenue in the accompanying balance sheets. As services are performed, the Company recognizes subscription revenue ratably on a daily basis over the service period. There are no undelivered elements at the end of the monthly service period. In addition, subscription revenue is generated from monthly subscription packages for hosting and marketing services for customized websites. These packages are sold separately from the customized website.

Professional services revenue reflects revenue generated from custom website design. Revenue from contracts for custom design is recorded using a proportional performance model based on labor hours incurred. The extent of progress towards completion of the custom website is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue between reporting periods as they are the primary input to the provision of the Company's professional services.

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

In addition, license revenue is generated from the sale of licenses for software which allows a customer to build its own website. The Company markets and licenses software directly to end customers as well as through value-added resellers and distributors. The Company's software licenses are perpetual. Software may be delivered indirectly by a distributor, via download from the Company's website or directly to end-users by the Company. The Company recognizes revenue generated by the distribution of software licenses directly by the Company in the form of a boxed software product or a digital download upon sale and delivery to the end-user. End-users who purchase a software license online pay for the license at the time of order. Subject to some restrictions, the Company permits physical product returns for sales it makes directly to end-users. However, returns historically have been insignificant, and, as such, the Company has not established a reserve for these product returns. The Company does not offer extended payment terms or make concessions for software license sales. The Company recognizes revenue generated from distribution agreements where the distributor has a right of return as the distributor sells and delivers software license product to the end-user. The Company recognizes revenue from distribution agreements where no right of return exists when licensed software product is shipped to the distributor. In arrangements in which distributors pay the Company upon shipment of software product to end-customers, the Company recognizes revenue upon receipt of payment by the distributor. The Company is not obligated to provide technical support in connection with its software license and does not provide technical support services to the Company's software license customers.

The Company's revenue recognition policies are in compliance with Statement Of Position (SOP) 97-2 (as amended by SOP 98-4 and SOP 98-9), Software Revenue Recognition.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand deposit accounts, and money market accounts. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Investments

Restricted Investments consist primarily of commercial paper and money market securities with maturities of less than one year. The Company has classified these investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. These investments are carried at cost, which approximates fair market value. Realized gains and losses are included in earnings and are considered immaterial to the Company. These investments are restricted for use by certain vendors and creditors for rent, credit card processing, lease payments, and other items. These investments are classified based upon the term of the restriction, and not necessarily the underlying security. In January 2008, a restriction was released for $4.5 million of these investments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in credit instruments of highly rated financial institutions; four institutions hold 91% of the total investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.

Geographic Information

The Company markets its products for sale to customers, including distributors, primarily in the United States and Europe. A summary of revenue by geographic area is as follows:

	Year Ended December 31,
	2007	2006	2005
United States	98%	94%	94%
International	2%	6%	6%

Customers in Germany accounted for over 62%, 61%, and 64% of international revenue for the fiscal years ended December 31, 2007, 2006, and 2005, respectively.

Accounts Receivable

Trade accounts receivable are recorded on the balance sheet at net realizable value. The Company's management uses historical collection percentages and customer-specific information, when available, to estimate the amount of trade receivables that are uncollectible and establishes reserves for uncollectible balances based on this information. The Company does not require deposits or other collateral from customers. Bad debt expense reported in operating expenses excludes provisions made to the allowance for doubtful accounts for anticipated refunds, automated clearinghouse returns, and chargebacks that are recorded as an adjustment to revenue.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and debt. The respective carrying value of these financial instruments approximates fair value since they are short-term in nature or are receivable or payable on demand. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of period end.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Reserves for obsolete or slow moving inventory are recorded based on management's analysis of movement of inventory items during the period and review of facts and circumstances specific to that inventory.

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

Definite lived intangible assets are amortized over their useful lives, which range between 14 months and ten years.

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

The asset lives used are presented in the table below:

Average Life in Years
Computer equipment	3
Software	2-3
Furniture and fixtures	5
Telephone equipment	5
Building	30
Leasehold improvements	Shorter of asset's life or life of the lease

Asset Impairment

When events or circumstances indicate possible impairment, the Company performs an evaluation to determine if an impairment of long-lived assets used in operations exists, using undiscounted estimated future operating cash flows attributable to such assets compared to the assets' carrying amounts.

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

Advertising

Advertising costs are charged to operations as incurred. Total advertising expense was $2.3 million, $128 thousand and $119 thousand for the years ending December 31, 2007, 2006 and 2005, respectively.

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

Reverse Stock Split

On September 14, 2005, the Board of Directors authorized a one-for-five reverse stock split of the Company's common stock and convertible redeemable preferred stock. All common stock shares, convertible redeemable preferred stock shares, and amounts and per share data have been retroactively restated to reflect the reverse stock split.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(r)). SFAS 141(r) retains the fundamental requirements of SFAS No. 141, but revise certain applications of the Standard to improve the financial reporting of business combinations. Some of these revisions include, to recognize assets acquired, liabilities assumed with contractual obligations and any noncontrolling interests at fair market value as of the date of purchase, to recognize other contingencies using the "more likely than not" definition from FASB Concepts Statement No. 5, Elements of Financial Statements, to recognize consideration and contingent consideration at fair market value as of the date of purchase, and to expense acquisition-related costs as incurred. SFAS 141(r) is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008. Early adoption of this Standard is not permitted. The Company has not completed its assessment of the impact SFAS 141(r) will have on its financial position, results of operations, cash flows or disclosures.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

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

The following table sets forth the computation of basic and diluted net income (loss) attributable per common share for the year ended December 31, 2007, 2006 and 2005 (in thousands except per share amounts):

	2007	2006	2005
Net income (loss) attributable to common stockholders	$1,358	$8,597	$(329)
Weighted average outstanding shares of common stock	19,802	16,778	6,222
Dilutive effect of stock options	1,983	2,349	—
Dilutive effect of warrants	196	232	—
Dilutive effect of escrow shares	243	71	—

Common stock and common stock equivalents	22,224	19,430	6,222

Net income (loss) attributable per common share:
Basic	$0.07	$0.51	$(0.05)
Diluted	$0.06	$0.44	$(0.05)

For the years ended December 31, 2007, 2006 and 2005, options to purchase approximately 1.8 million, 764 thousand, and 688 thousand shares, respectively, of common stock with exercise prices greater than the average fair value of the Company's stock of $9.56, $10.55, and $7.92, respectively, were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

4. Valuation Accounts

The Company's accounts receivable allowance is summarized as follows (in thousands):

December 31, 2005	$383
Provision	564
Charge-off	(667)

December 31, 2006	280
Allowance acquired in Web.com merger	420
Provision	1,198
Charge-off	(1,107)

December 31, 2007	$791

The Company's inventory reserves are summarized as follows (in thousands):

December 31, 2005	$51
Provision	63
Charge-off	(66)

December 31, 2006	48
Provision	19
Charge-off	—

December 31, 2007	$67

5. Property and Equipment

The Company's property and equipment are summarized as follows (in thousands):

	December 31,
	2007	2006
Land	$416	$—
Depreciable assets:
Software	2,088	1,659
Computer equipment	4,486	2,101
Telephone equipment	959	515
Furniture and fixtures	789	480
Vehicle	2	—
Building	2,029	—
Leasehold improvements	624	209

Total depreciable assets	10,977	4,964
Accumulated depreciation	(4,240)	(2,627)

Property and equipment, net	$7,153	$2,337

Depreciation expense relating to depreciable assets amounted to $1.7 million, $812 thousand, and $567 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

6. Business Combinations

Acquisition of Web.com

On September 30, 2007, the Company completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization executed on June 26, 2007 (the "Merger Agreement") by and among the Company, Augusta Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub") and Web.com, Inc., a Minnesota corporation ("Web.com") pursuant to which Web.com merged with and into Merger Sub (the "Merger"). The Merger was approved by the stockholders of the Company and the shareholders of Web.com on September 25, 2007. The Company believes that the Web.com merger united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across its significantly expanded customer base.

Web.com is a leader in providing simple, yet powerful solutions for websites and web services. In addition, Web.com offers do-it-yourself and professional website design, web hosting, e-commerce, web marketing and e-mail.

In consideration for the Merger, shareholders of Web.com received either (a) to the extent the shareholder made an effective cash election with respect to the shares of Web.com common stock held by such shareholder, approximately $2.36749 per share of Web.com common stock and approximately 0.43799 shares of common stock of the Company for each share of common stock of Web.com held by such shareholder and (b) to the extent the shareholder made an effective stock election, or made no election, with respect to the shares of Web.com common stock held by such shareholder, 0.6875 shares of common stock of the Company for each share of Web.com common stock held by such shareholder. In the aggregate, the Company issued approximately 9.2 million shares of the Company's stock and paid $25 million in cash to Web.com shareholders. In addition, under the terms of the Merger Agreement, each outstanding vested option to purchase shares of Web.com common stock converted into and became a vested option to purchase the Company's common stock, and the Company assumed such option in accordance with the terms of the stock option plan or agreement under which that option was issued. The number of shares of Website Pros common stock an option holder is entitled to purchase and the price of those options was subject to an option exchange ratio calculated in accordance with the Merger Agreement. In the aggregate, Web.com option holders are now entitled to purchase an aggregate of approximately 2.4 million shares of the Company's common stock at a weighted average exercise price of $5.61 per share.

The Merger was accounted for using the purchase method of accounting under U.S. generally accepted accounting principles. Under the purchase method of accounting, the Company is considered the acquirer of Web.com for accounting purposes and the total purchase price was allocated to the assets acquired and liabilities assumed from Web.com based on their fair values as of September 30, 2007. Under the purchase method of accounting, the total consideration was approximately $132.1 million, which includes the issuance of the Company's common stock valued at approximately $88.6 million, the assumption of stock options with a fair value of $16.5 million and cash payments of $25.0 million. The Company's transaction costs related to this merger, including legal fees, investment-banking fees, due diligence expenses, filing and printing fees, was $2 million. The estimated value of the common stock was calculated using the average the Company's common stock price three days before and after the merger announcement. The average stock price used to calculate the purchase price was $9.68.

As of December 31, 2007, the purchase accounting for this acquisition is still subject to final adjustment primarily for completion of the valuation of certain acquired assets and an analysis of income tax attributes.

The following table summarizes the Company's preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on September 30, 2007 (in thousands):

Tangible current assets	$19,599
Tangible non-current assets	9,278
Customer relationships	27,100
Developed technology	26,200
Non-compete	1,300
Trade names	8,500
Goodwill	73,454
Deferred tax assets	20,773
Current liabilities	(15,352)
Accrued restructuring costs and other reserves	(10,894)
Non-current liabilities	(591)
Non-current restructuring costs and other reserves	(3,575)
Deferred tax liabilities	(24,000)

Net assets acquired	$131,792

There are $304 thousand and $6.4 million of restricted investments included in tangible current assets and tangible non-current assets, respectively. The restricted investments include $4.9 million relating to merchant processing, $1.5 million as collateral on a promissory note, and $304 thousand relating to miscellaneous transactions. The intangible assets include customer relationships, developed technology, non-compete agreements, and trade names, which are being amortized over a three to seven year period, except for the trade names, which have an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is not expected to be deductible for tax purposes.

The results of operations of Web.com for the period from October 1, 2007 through December 31, 2007 are included in the Company's consolidated statement of operations for the year ended December 31, 2007.

The financial information in the table below summarizes the combined results of operations of the Company and Web.com on a pro forma basis for the years ended December 31, 2007 and 2006, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below. The pro forma results for the year ended December 31, 2007 include $7.1 million of Web.com non-recurring expenses, which consisted of restructuring costs, legal, and other merger related expenses.

	Year ended December 31, 2007	Year ended December 31, 2006
Revenue	$122,257	$101,181
Net loss	(21,137)	(12,464)
Basic and diluted net loss per common share	(0.79)	(0.48)

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Submitawebsite, Inc.

On March 31, 2007, the Company acquired substantially all of the assets of and assumed certain liabilities from Submitawebsite, Inc. (Submitawebsite), based in Scottsdale, Arizona, which is a leader in natural Search Engine Optimization, a technology which aligns a website's code and content with strategic keyword phrase targeting. The Company believes that the Submitawebsite acquisition will allow the Company to leverage and deepen relationships with both companies' customer bases. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $2.1 million and $30 thousand of transaction costs, subject to certain adjustments based on the final balance sheet of Submitawebsite as of March 31, 2007. In addition, if certain requirements are met, such as key employee retention and revenue performance, during the twelve-month periods following March 31, 2007 and 2008, the Company will pay Submitawebsite contingent consideration up to an additional $250 thousand per year, which will be recorded as goodwill upon payment.

The results of operations of Submitawebsite for the period from April 1, 2007 through December 31, 2007 are included in the Company's consolidated statement of operations for the year ended December 31, 2007.

The following table summarizes the Company's purchase price allocation as of March 31, 2007 based on the estimated fair values of the assets acquired and liabilities assumed on March 31, 2007 (in thousands):

Tangible current assets	$10
Tangible non-current assets	32
Customer relationships	93
Non-compete	12
Trade name	258
Goodwill	1,997
Current liabilities	(322)

Net assets acquired	$2,080

The intangible assets include customer relationship, non-compete agreements and trade name. The non-compete and customer relationship intangible asset are being amortized over a fourteen to twenty-four month period, while the trade names has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from 1ShoppingCart.com

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from 1ShoppingCart.com Canada Corp. and 1ShoppingCart.com Corp. (together, "1ShoppingCart.com"), a leading provider of shopping cart, Internet marketing and e-commerce/eBusiness solutions and services based in Barrie, Ontario. The Company believes that the 1ShoppingCart.com acquisition brings a strong group of private-labeled resellers and affiliates that will enable cross- and up-sell opportunities for its complementary Web services, Internet marketing and e-commerce solutions, which are all geared to satisfying the needs of small and medium-sized businesses. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $12.5 million and $0.3 million of transaction costs.

The results of operations of 1ShoppingCart.com for the period from October 1, 2006 through December 31, 2006 are included in the Company's consolidated statement of operations for the year ended December 31, 2006.

The following table summarizes the Company's purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$594
Tangible non-current assets	222
Developed technology	999
Customer relationships	2,332
Non-compete	167
Trade name	694
Goodwill	9,437
Current liabilities	(1,512)
Non-current liabilities	(102)

Net assets acquired	$12,831

The intangible assets include non-compete agreements, trade name, developed technology and customer relationships which are being amortized over three to eight year periods, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

The financial information in the table below summarizes the combined results of operations of the Company and 1ShoppingCart.com on a pro forma basis as of the year ended December 31, 2006, as though the acquisition had occurred at the beginning of the year set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the twelve month period set forth below.

Year ended December 31, 2006
Revenue	$56,933
Net income	9,164
Basic net income per common share	0.55
Diluted net income per common share	0.47

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Renex, Inc.

On September 30, 2006, the Company acquired substantially all of the assets of, and assumed certain liabilities from Renex, Inc. ("Renex"), an online lead generation marketplace for contractors and homeowners based in Halifax, Nova Scotia. The Company believes that the Renex acquisition will enhance its ability to provide a one-stop shop for comprehensive, affordable website and online advertising solutions for small and medium-sized businesses and is in-line with the Company's long-term strategic direction of providing targeted, high value solutions to customers in specific vertical markets. Under the terms of the asset purchase agreement, the Company paid cash consideration of $7.0 million plus $333 thousand in transaction costs and agreed to issue 278,922 shares of its common stock valued at approximately $3.0 million to Renex to be equally distributed on September 30, 2007 and September 30, 2008 as consideration for the acquired assets if certain compliance with representations and warranties are demonstrated. As of September 30, 2007, those conditions were met and 139,461 shares of common stock were issued on October 1, 2007. Those common shares were held in escrow until the representations and warranties period has expired. During the twelve-months ended September 30, 2007, the Company paid the former owners of Renex and recorded additional goodwill of $1.0 million as a result of the continuing relationship with a certain marketing vendor, which was a contingent condition in the purchase agreement with Renex.

The following table summarizes the Company's purchase price allocation as of September 30, 2006 based on the fair values of the assets acquired and liabilities assumed on September 30, 2006 (in thousands):

Tangible current assets	$195
Tangible non-current assets	142
Developed technology	110
Customer relationships	930
Non-compete	220
Trade name	640
Goodwill	8,406
Current liabilities	(280)

Net assets acquired	$10,363

The intangible assets include non-compete agreements, trade name, developed technology and customer relationships which are being amortized over a three to four year period, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

The financial information in the table below summarizes the combined results of operations of the Company and Renex on a pro forma basis as of the year ended December 31, 2006, as though the acquisition had occurred at the beginning of the years set forth below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the twelve month period set forth below.

Year ended December 31, 2006
Revenue	$55,902
Net income	8,219
Basic net income per common share	0.49
Diluted net income per common share	0.42

7. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of December 31, 2007 the Company had a $10.8 million liability remaining for these restructuring costs. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com has remaining lease obligations as of September 30, 2007. As of December 31, 2007, the Company had a $2.6 million liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2007, the Company executed a plan to restructure operations, which included the termination of certain employees and the closing of certain facilities (the "2007 Plan") in September 2007. In accordance with the 2007 Plan, the Company closed its facilities in Los Angeles, California and Seneca Falls, New York. The closure of these locations resulted in the termination of four employees. The Company recorded facility exit costs of $15 thousand, severance costs of $77 thousand for terminated employees, and $3 thousand in asset disposals. In addition, the Company restructured other operations by terminating two employees and recorded a restructuring expense of $148 thousand. As of December 31, 2007, the Company had a $111 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid during 2008.

The table below summarizes the activity of accrued restructuring costs and other reserves during the year ended December 31, 2007 (in thousands):

	Balance as of December 31, 2006	Additions	Reductions	Change in Estimates	Balance as of December 31, 2007
Merger related costs	$—	$11,593	$(750)	$—	$10,843
Restructuring costs	—	3,119	(362)	—	2,757

Balance	$—	$14,712	$(1,112)	$—	$13,600

8. Goodwill and Intangible Assets

The Company's intangible assets are summarized as follows (in thousands):

	December 31,
			Weighted-average Amortization period
	2007	2006
Indefinite lived intangible assets:
Goodwill	$107,933	$31,587
Domain/Trade names	13,275	2,387
Definite lived intangible assets:
Non-compete agreements	3,239	1,920	36 months
Customer relationships	31,389	4,175	82 months
Developed technology	27,309	1,100	71 months
Other	89	83
Accumulated amortization	(5,879)	(2,075)

	$177,355	$39,177

The weighted-average amortization period for the amortizable intangible assets is approximately 74 months. Total amortization expense was $3.8 million, $900 thousand, and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, non-compete agreements have a useful life of between two and three years, customer relationships have useful lives of between one and eight years, and developed technology has useful lives of between three and six years. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next five years is as follows (in thousands):

2008	$9,902
2009	9,574
2010	9,051
2011	8,530
2012	8,530
Thereafter	10,560

Total	$56,147

The following table summarizes changes in the Company's goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	December 31,
	2007	2006
Goodwill balance at beginning of period	$31,587	$13,650
Goodwill acquired during the period	76,346	17,937
Goodwill impaired during the year	—	—

Goodwill balance at end of period	$107,933	$31,587

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

9. Operating Leases

The Company rents its principal office in Jacksonville, Florida, under an operating lease that expires upon the occupancy of a different facility managed by the same lessor. On December 4, 2007, the Company signed a new lease agreement to move its principal office to another facility in Jacksonville, Florida. The term of the new lease will be 11 years from the date of occupancy, which is expected to be mid-2008.

In connection with the acquisition of LEADS.com, the Company assumed the operating lease for LEADS.com's principal office in Manassas, Virginia that expires September 30, 2014 and the Company also entered into an operating lease for LEADS.com's secondary office in Norton, Virginia that expires November 30, 2008.

In connection with the acquisition of EBOZ, the Company assumed the operating lease for office space in Los Angeles, California that expires in March 2008. As of September 30, 2007, we closed the Los Angeles facility; however, we were obligated to continue the lease terms until expiration.

In connection with the acquisition of 1ShoppingCart.com, the Company assumed the operating lease for office space in Barrie, Ontario, Canada that expired in March 2007. On December 28, 2006, the Company entered into an operating lease for the 1ShoppingCart operations center beginning in March 2007 and expiring in May 2012, with one renewal option for five additional years.

In connection with the acquisition of Renex, the Company assumed the operating lease for office space in Halifax, Nova Scotia that expires in May 2009.

In connection with the acquisition of Submitawebsite, Inc., the Company assumed the operating lease for office space in Scottsdale, Arizona that expires in July 2008.

In connection with the acquisition of Web.com, Inc., the Company assumed the operating leases for office spaces in Atlanta, Georgia, which expires in July 2009 and 2010; Houston, Texas, which expires in August 2011; Tukwila, Washington which expires in March 2010; and Concord, Massachusetts, which expires in April 2008.

In addition to building leases, the Company leases equipment under non-cancelable operating leases that expire through 2009.

Rental expense for the leased facilities and equipment amounted to approximately $1.7 million, $1.2 million and $894 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. Accrued rent expense was $105 thousand and $158 thousand as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

	Minimum Rental Payments	Less: Sublease Rentals	Net Minimum Rental Payments
2008	$3,816	$(896)	$2,920
2009	4,515	(691)	3,824
2010	3,245	(269)	2,976
2011	2,202	(158)	2,044
2012	2,044	—	2,044
Thereafter	13,312	—	13,312

	$29,134	$(2,014)	$27,120

10. Long-Term Debt and Capital Lease Obligations

Long-Term Debt

To finance the purchase of the domain name, www.leads.com, in August 2004, LEADS.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The collateral for this note is the www.leads.com domain name. The note is payable in quarterly installments over 5 years. The imputed interest rate is 5.25%. As of December 31, 2007 and 2006, the remaining balance was $162 thousand and $257 thousand, respectively.

At the closing of the Web.com merger on September 30, 2007, the Company assumed approximately $1.3 million in outstanding indebtedness to US Bancorp Oliver-Allen Technology. The promissory note is payable through January 2009 in monthly installments of approximately $94 thousand and bears an interest rate of 6.75%. In addition, the promissory note is collateralized by $1.3 million of cash, which is included in non-current restricted investments. As of December 31, 2007, the remaining balance was $1.1 million. This promissory note was subsequently paid in full on March 5, 2008.

At the closing of the Web.com merger on September 30, 2007, the Company assumed approximately $998 thousand in an outstanding line of credit to Web Service Company, Inc. The line of credit bore an interest rate of 3%, but was subsequently paid in full in October 2007.

The required minimum payments on the note as of December 31, 2007 are (in thousands):

2008	$1,233
2009	59

Total	1,292
Less imputed interest	(47)

1,245
Less current portion	(1,186)

Total notes payable, long term	$59

Capital Lease Obligations

The Company leases various types of computer and office equipment under non-cancelable lease agreements that expire through 2008. The required minimum payments on the capital leases as of December 31, 2007 are (in thousands):

2008	1

Total	1
Less imputed interest	—

1
Less current portion	(1)

Total obligations under capital leases, long term	$—

11. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. Previously, the Company expensed share-based payments as permitted under SFAS No. 123, Accounting for Stock-Based Compensation. Since the Company previously adopted the expense recognition provisions of SFAS No. 123 and the Company's options vest on a monthly basis, the adoption of SFAS No. 123(R) had no material impact on its financial statements. The Company has elected to use the with and without methodology for determining whether an excess tax benefit has been realized.

Equity Incentive Plans

An Equity Incentive Plan ("1999 Plan") was adopted by the Company's Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company's employees, directors and consultants. As of December 31, 2007, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of December 31, 2007, options to purchase a total of 2,489,279 shares of the Company's common stock were held by participants under the plan, options to purchase 1,445,567 shares of common stock have been issued and exercised and options to purchase 139,582 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the "2005 Plan") and are currently available for future issuance.

The Board of Directors administers the 1999 Plan and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the 1999 Plan itself. Options under the 1999 Plan have a maximum term of 10 years and vest as determined by the Board of Directors. Options granted under the 1999 Plan generally vest either over 30 or 48 months. All options granted during 2002 vest over 30 months, and in general all other options granted vest over 48 months. The exercise price of non-statutory stock options and incentive stock options granted shall not be less than 85% and 100%, respectively, of the fair market value of the stock subject to the option on the date of grant. No 10% stockholder is eligible for an incentive or non-statutory stock option unless the exercise price of the option is at least 110% of the fair market value of the stock at date of grant. The 1999 Plan terminated upon the Closing of the company's initial public offering in November 2005.

The Company's Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of December 31, 2007, the Company has reserved 2,027,994 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company's stock on the date of grant. Options generally vest ratably over the three or four years, are contingent upon continue employment, and generally expire ten years from the grant date. As of December 31, 2007, 1,777,977 shares were reserved for future issuance under the plan and 21,899 shares have been issued and exercised.

The Company's Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors' Stock Option Plan (the "2005 Directors Plan"), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options granted under this plan is 760,000 shares. As of December 31, 2007, options to purchase a total of 356,250 shares of the Company's common stock were held by participants under the plan, no options have been exercised and 403,750 shares of common stock were available for future issuance. On January 25, 2007, the Board of Directors adopted, and on May 8, 2007, its stockholders approved, an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants.

The Company's Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the "ESPP"), which became effective November 2005. The ESPP authorizes the issuance of 534,603 shares of common stock pursuant to purchase rights granted to the Company's employees or to employees of any of its affiliates. The ESPP is intended to qualify as an "employee stock purchase plan" within the meaning of Section 425 of the Internal Revenue Code. As of December 31, 2007, no shares have been issued under the ESPP.

In connection with the acquisition of Web.com, the Company assumed outstanding options initially granted under five additional stock option plans, the Web.com 2006 Equity Incentive Plan (the "Web.com 2006 Plan"), the Web.com 2005 Equity Incentive Plan (the "Web.com 2005 Plan"), the Web.com 2002 Equity Incentive Plan (the "Web.com 2002 Plan"), the Web.com 2001 Equity Incentive Plan (the "Web.com 2001 Plan") and the Web.com 1995 Stock Option Plan (the "Web.com 1995 Plan"), collectively referred to as the "Web.com Option Plans". Options issued under the Web.com Option Plans have an option term of 10 years. Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant. The Company has reserved 2,424,558 million shares for issuance upon the exercise of outstanding options under the Web.com Option Plans. As of December 31, 2007, options to purchase a total of 2,269,193 shares of the Company's common stock were held by participants under the plan and 150,417 options have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms and are fully vested, but no further awards will be granted under those plans.

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

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.23-5.18%	4.27-5.15%	3.86-5.10%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5-7
Volatility	53-60%	62-70%	0-83	%(1)

(1)
For options granted prior to April 27, 2005, the filing date of the Company's registration statement for its initial public offering, the Company used the minimum value method.

Stock Option Activity

The following table summarizes option activity for all of the Company's stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2006	4,072,812	.50 to 14.05	5.29
Granted	1,599,700	8.70 to 10.52	9.45
Assumed in Web.com merger	2,424,558	2.77 to 193.02	5.61
Exercised	(845,015)	.50 to 11.25	3.39
Forfeited	(276,392)	2.15 to 14.05	9.78
Expired	(102,201)	2.00 to 46.55	10.24

Balance, December 31, 2007	6,873,462	.50 to 193.02	6.36	6.89	$37,984

Exercisable at December 31, 2007	5,039,044	.50 to 193.02	5.15	6.16	$34,417

Compensation costs related to the Company's share-based plans were $3.4 million, $2.0 million, and $795 thousand for the years ended 2007, 2006 and 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of December 31, 2007, the Company had $8.2 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through October 2011.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $4.71 million, $4.58 million, and $558 thousand, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $5.03, $6.58, and $2.79, respectively. The fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $3.3 million, $2.1 million, and $369 thousand, respectively.

The following activity occurred under the Company's equity incentive plans during the year ended December 31, 2007:

Unvested Shares	Shares	Weighted Average Grant- Date Fair Value
Unvested at December 31, 2006	1,300,070	$3.88
Granted	1,599,700	5.03
Vested	(788,960)	4.18
Forfeited	(276,392)	5.33

Unvested at December 31, 2007	1,834,418	4.52

Price ranges of outstanding and exercisable options as of December 31, 2007 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	561,463	4.41	$.50	561,463	$.50
$2.00–2.99	1,090,799	5.69	2.04	1,090,799	2.04
$3.00–3.99	1,427,643	5.74	3.36	1,427,643	3.37
$4.00–6.99	445,100	6.89	5.09	437,252	5.10
$7.00–9.99	1,943,559	8.06	8.88	1,000,230	8.83
$10.00–19.99	1,352,291	8.61	10.72	469,050	11.18
$20.00–193.02	52,607	2.62	44.51	52,607	44.51

	6,873,462			5,039,044

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted to non-employee directors under our 2005 Non-Employee Directors' Stock Option Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one-year period. The fair value of each restricted stock grant is based on the closing price of the Company's stock on the date of grant and is amortized to compensation expense over its vesting period. At December 31, 2007, there were 39,500 shares of restricted stock outstanding.

The following activity occurred under the Company's restricted stock plan during the year ended December 31, 2007:

Restricted Stock Activity	Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2006	—	$—
Granted	43,750	9.73
Lapse of restriction	(4,250)	9.87

Restricted stock outstanding at December 31, 2007	39,500	$9.72

Compensation expense for the year ended December 31, 2007 was approximately $169 thousand. As of December 31, 2007, there was approximately $257 thousand of total unamortized compensation cost related to the restricted stock outstanding.

12. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2007	2006	2005
Outstanding stock options	6,873,462	4,072,812	4,074,790
Options available for future grants and other awards	1,166,471	2,069,191	2,272,877
Warrants outstanding	279,896	281,347	353,675
Escrow shares relating to the Renex acquisition	139,461	278,922	—

Total common shares reserved	8,459,290	6,702,272	6,701,342

On January 30, 2008, the Board of Directors granted to various employees options exercisable for an aggregate of 213,850 shares of the Company's common stock with an exercise price of $9.31. These options will vest monthly over a four-year period.

13. Common Stock

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

On September 30, 2006, the Company had reserved in escrow 278,922 shares of its common stock if certain conditions were met as agreed to in the purchase agreement with Compass Capital. As of September 30, 2007, certain conditions were met and the Company issued 139,461 shares of its common stock to Compass Capital. The remaining shares will be issued on September 30, 2009 if certain conditions are met. See Note 6 for a discussion of escrowed common stock in connection with the Renex acquisition.

On September 30, 2007, the Company issued approximately 9.2 million shares of its common stock in connection with its merger with Web.com, Inc. See Note 6 for a discussion of this transaction.

14. Preferred Stock and Warrants

Series A and B Convertible Redeemable Preferred Stock

All Series A and B convertible redeemable preferred stock was converted to common stock in November 2005 in connection with the initial public offering.

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

Warrants

The Company has issued warrants to its placement agent to purchase 281,347 shares of common stock with an exercise price of $2.879. As of December 31, 2007, the outstanding warrants and its expiration dates are as follow:

Shares Issuable Under Exercise of Warrants Outstanding:	Expiration Date:

208,405	November 2008
71,491	April 2009

279,896

15. Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 2007, 2006, and 2005:

	2007	2006	2005
Current expense (benefit):
Federal	127	106	—
State	—	—	—
Foreign	231	—	—
Deferred expense (benefit):
Federal	1,093	(3,007)	—
State	653	(299)	—
Foreign	(27)	—	—

Total tax expense (benefit)	2,077	(3,200)	—

As of December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $217.8 million and $50.6 million, respectively, which begin to expire in the year 2019. The net operating losses at December 31, 2007 include approximately $171.8 million obtained through acquisitions during 2007. The tax benefit of acquired net operating loss carryforwards will reduce goodwill and other acquired intangibles when realized.

The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $146.9 million of net operating loss carryforwards will be available during the carryforward period. An additional amount may be available as a result of recognized built in gains during the five-year period following the change in ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2007	2006
Deferred tax assets:
Current:
Net operating loss carryforwards	$1,231	$2,100
Allowance for doubtful accounts	392	87
Deferred rent	27	40
Stock based compensation	47	—
Accrued restructuring costs and other reserves	3,937	—

	5,634	2,227
Less: valuation allowance	(3,744)	(1,696)

Net current deferred tax assets	1,890	531
Noncurrent:
Fixed assets basis	236	184
Intangible basis	1,881	2,646
Stock based compensation	815	383
Accrued restructuring costs and other reserves	1,183	—
Alternative minimum tax credit	275	129
Net operating loss carryforwards	54,514	9,530

	58,904	12,872
Less: valuation allowance	(38,977)	(9,800)

Net noncurrent deferred tax assets	19,927	3,072
Deferred tax liabilities:
Current:
Deferred revenue	106	—
Intangible basis	61	—

Total current deferred tax liabilities	167	—
Noncurrent:
Acquired intangibles	23,271	403
Deferred revenue	7

Total noncurrent deferred tax liabilities	23,278	403

Net current deferred tax asset (liability)	1,723	—
Net noncurrent deferred tax asset (liability)	(3,351)	2,669

Net deferred tax asset (liability)	$(1,628)	$3,200

The valuation allowance increased by approximately $31.2 million during 2007 and decreased by $5.2 million during 2006. The change in the valuation allowance from 2006 to 2007 is primarily attributable to the acquisition of Web.com during 2007. The change in the valuation allowance from 2006 to 2005 is primarily attributable to utilization of net operating losses for $2.0 million and the release of valuation reserve of $3.2 million.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following:

	2007	2006	2005
U.S statutory rate	34.0%	34.0%	34.0%
State income taxes (net of federal tax benefit)	4.0	4.0	4.0
Incentive stock options	21.9	2.2	22.5
Change in valuation allowance	—	(97.2)	(57.9)
Other	0.3	(2.3)	(2.6)

	60.2%	(59.3)%	—%

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for all years since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2007. In addition, there were no changes to the unrecognized tax benefit during 2007.

16. Employee Savings Plan

Effective August 1, 2000, the Company established a 401(k) savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees who completed three months of service are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company began making contributions to the plan in 2004. The Company recorded contribution expense of $232 thousand, $136 thousand and $81 thousand for 2007, 2006 and 2005, respectively.

17. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. ("TSA"), an entity in which the Company's President and Director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company's purchases of online marketing services from TSA are made pursuant to the Company's standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company's purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with or superior to those available from alternative providers. The total amount of fees paid to TSA for services rendered for the year ended December 31, 2007 was $111 thousand, and $44 thousand was accrued at year end. No fees were paid to TSA prior to October 1, 2007.

2. Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 4 to the Consolidated Financial Statements. All other financial statement schedules are not applicable.

3. Exhibits.

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(2)
3.2	Amended and Restated Bylaws of Website Pros, Inc.(3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(2)
4.3	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(2)
4.4	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(2)
10.1	1999 Equity Incentive Plan and forms of related agreements.(2)
10.2	2005 Equity Incentive Plan and forms of related agreements.(2)
10.3	2005 Non-Employee Directors' Stock Option Plan and forms of related agreements.(2)
10.4	2005 Employee Stock Purchase Plan.(2)
10.5	Executive Severance Benefit Plan.(2)+
10.6	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors. (2)
10.7	Employment Agreement with David L. Brown, dated June 1, 2005.(2)+
10.8	Employment Agreement with Kevin M. Carney, dated June 1, 2005.(2)+
10.9	Lease by and between Flagler Development Company and the registrant, dated as of January 17, 2003.(2)
10.10
Commercial Rental Agreement by and between Innuity, Inc. and R.I.N. Corporation, and Mountain Real Estate & Property Management, Inc., dated as of April 21, 2000, as amended by Lease addendum to lease dated April 21, 2000 by and between Points North Associates, LLC and the registrant, dated as of May 26, 2004.(2)
10.11	Lease for 10021 Balls Ford Road, Manassas, Virginia, by and between the registrant and GDR Manassas, LLP, dated September 8, 2004.(2)
10.12	Employment Agreement by and between Website Pros, Inc. and Jeffrey M. Stibel, dated as of June 26, 2007.(4)+
10.13	Employment Agreement by and between Website Pros, Inc. and William Henry Borzage, Jr., dated as of June 26, 2007.(4)+
10.14	Employment Agreement by and between Website Pros, Inc. and Vikas Rijsinghani, dated as of June 26, 2007.(4)+
10.15	Noncompetition Agreement by Jeffrey M. Stibel, dated as of June 26, 2007.(4)+
10.16	Noncompetition Agreement by William Henry Borzage, Jr., dated as of June 26, 2007.(4)+
10.17	Noncompetition Agreement by Vikas Rijsinghani, dated as of June 26, 2007.(4)+
10.18	Compensatory arrangements of certain officers.(5)+
14.1	Code of Conduct.(2)

21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)
Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)
Filed as an exhibit to the Registrant's registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(3)
Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.

(4)
Filed as an exhibit to the Registrant's registration statement on Form S-4 (No. 333-144987), filed with the SEC on July 31, 2007, as amended, and incorporated herein by reference.

(5)
Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008.

+
Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSITE PROS, INC. (Registrant)
March 11, 2008 Date	/s/ KEVIN M. CARNEY Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 11, 2008:

Name	Title
/s/ DAVID L. BROWN David L. Brown	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ KEVIN M. CARNEY Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JEFFREY M. STIBEL Jeffrey M. Stibel	President and Director
/s/ TIMOTHY I. MAUDLIN Timothy I. Maudlin	Lead Director
/s/ HUGH M. DURDEN Hugh M. Durden	Director
/s/ ALEX KAZERANI Alex Kazerani	Director
/s/ JULIUS GENACHOWSKI Julius Genachowski	Director
/s/ ROBERT S. MCCOY, JR. Robert S. McCoy, Jr.	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(2)
3.2	Amended and Restated Bylaws of Website Pros, Inc.(3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(2)
4.3	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(2)
4.4	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(2)
10.1	1999 Equity Incentive Plan and forms of related agreements.(2)
10.2	2005 Equity Incentive Plan and forms of related agreements.(2)
10.3	2005 Non-Employee Directors' Stock Option Plan and forms of related agreements.(2)
10.4	2005 Employee Stock Purchase Plan.(2)
10.5	Executive Severance Benefit Plan.(2)+
10.6	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors. (2)
10.7	Employment Agreement with David L. Brown, dated June 1, 2005.(2)+
10.8	Employment Agreement with Kevin M. Carney, dated June 1, 2005.(2)+
10.9	Lease by and between Flagler Development Company and the registrant, dated as of January 17, 2003.(2)
10.10
Commercial Rental Agreement by and between Innuity, Inc. and R.I.N. Corporation, and Mountain Real Estate & Property Management, Inc., dated as of April 21, 2000, as amended by Lease addendum to lease dated April 21, 2000 by and between Points North Associates, LLC and the registrant, dated as of May 26, 2004.(2)
10.11	Lease for 10021 Balls Ford Road, Manassas, Virginia, by and between the registrant and GDR Manassas, LLP, dated September 8, 2004.(2)
10.12	Employment Agreement by and between Website Pros, Inc. and Jeffrey M. Stibel, dated as of June 26, 2007.(4)+
10.13	Employment Agreement by and between Website Pros, Inc. and William Henry Borzage, Jr., dated as of June 26, 2007.(4)+
10.14	Employment Agreement by and between Website Pros, Inc. and Vikas Rijsinghani, dated as of June 26, 2007.(4)+
10.15	Noncompetition Agreement by Jeffrey M. Stibel, dated as of June 26, 2007.(4)+
10.16	Noncompetition Agreement by William Henry Borzage, Jr., dated as of June 26, 2007.(4)+
10.17	Noncompetition Agreement by Vikas Rijsinghani, dated as of June 26, 2007.(4)+
10.18	Compensatory Arrangements of certain officers.(5)+

14.1	Code of Conduct.(2)
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)
Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)
Filed as an exhibit to the Registrant's registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(3)
Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(4)
Filed as an exhibit to the Registrant's registration statement on Form S-4 (No. 333-144987), filed with the SEC on July 31, 2007, as amended, and incorporated herein by reference.
(5)
Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008.
+
Indicates management contract or compensatory plan.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Website Pros, Inc. Consolidated Balance Sheets (In thousands)
Website Pros, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)
Website Pros, Inc. Consolidated Statements of Stockholders' Equity (Deficit) and Convertible Redeemable Preferred Stock (In thousands, except share amounts)
Website Pros, Inc. Consolidated Statements of Cash Flows (In thousands)
Website Pros, Inc. Notes to Consolidated Financial Statements December 31, 2007
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX