Form 10-Q
period 2008-03-31
WEBSITE PROS INC
filed 2008-05-12
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of April 30, 2008: 27,630,485

Website Pros, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Revenue:
Subscription	$29,731	$15,138
License	449	1,028
Professional services	681	258

Total revenue	30,861	16,424

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	10,903	6,815
License	93	298
Professional services	375	301

Total cost of revenue	11,371	7,414

Gross profit	19,490	9,010

Operating expenses:
Sales and marketing (a)	7,463	3,947
Research and development (a)	2,638	778
General and administrative (a)	5,102	2,908
Depreciation and amortization	3,349	681

Total operating expenses	18,552	8,314

Income from operations	938	696
Interest, net	256	502

Income before income taxes	1,194	1,198

Income tax expense	(644)	(566)

Net income	$550	$632

Basic net income per common share	$0.02	$0.04

Diluted net income per common share	$0.02	$0.03

Basic weighted average common shares outstanding	27,549	17,339

Diluted weighted average common shares outstanding	30,619	19,672

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$80	$42
Sales and marketing	210	109
Research and development	103	59
General and administrative	538	583
	$931	$793

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Current assets:
Cash and cash equivalents	$33,554	$29,746
Restricted investments	498	4,805
Accounts receivable, net of allowance of $715 and $791, respectively	6,560	6,204
Inventories, net of reserves of $67 and $67, respectively	23	26
Prepaid expenses	1,499	4,248
Prepaid marketing fees	775	793
Deferred taxes	1,137	1,723
Other current assets	737	759

Total current assets	44,783	48,304
Restricted investments	305	1,675
Property and equipment, net	6,878	7,153
Goodwill	108,448	107,933
Intangible assets, net	66,840	69,422
Other assets	520	526

Total assets	$227,774	$235,013

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,196	$2,445
Accrued expenses	7,061	8,686
Accrued restructuring costs and other reserves	4,358	10,484
Deferred revenue	8,686	8,501
Accrued marketing fees	234	279
Notes payable, current	110	1,186
Obligations under capital leases, current	—	1
Other liabilities	131	197

Total current liabilities	22,776	31,779
Accrued rent expense	84	105
Deferred revenue	149	147
Notes payable	30	59
Accrued restructuring costs and other reserves	2,656	3,116
Deferred tax liabilities	3,351	3,351
Other long-term liabilities	85	25

Total liabilities	29,131	38,582

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,625,200 and 27,472,686 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	28	27
Additional paid-in capital	255,869	254,208
Accumulated deficit	(57,254)	(57,804)

Total stockholders’ equity	198,643	196,431

Total liabilities and stockholders’ equity	$227,774	$235,013

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$550	$632

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,349	681
Loss on disposal of assets	3	—
Stock-based compensation expense	931	793
Deferred income tax	586	539
Changes in operating assets and liabilities:
Accounts receivable	(360)	226
Inventories	3	35
Prepaid expenses and other assets	2,818	37
Accounts payable, accrued expenses and other liabilities	(9,084)	(1,071)
Deferred revenue	185	313

Net cash (used in) provided by operating activities	(1,019)	2,185

Cash flows from investing activities
Business acquisitions	(8)	(2,374)
Proceeds from sale of investments	5,500	—
Purchase of investments	(996)	—
Change in restricted investments	1,228	—
Purchase of property and equipment	(522)	(415)
Investment in intangible assets	(1)	(100)

Net cash provided by (used in) investing activities	5,201	(2,889)

Cash flows from financing activities
Stock issuance costs	(5)	—
Payments of debt obligations	(1,106)	(31)
Proceeds from exercise of stock options	737	39

Net cash (used in) provided by financing activities	(374)	8

Net increase (decrease) in cash and cash equivalents	3,808	(696)
Cash and cash equivalents, beginning of period	29,746	42,155

Cash and cash equivalents, end of period	$33,554	$41,459

Supplemental cash flow information
Interest paid	$21	$5

Income taxes paid	$73	$37

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (the Company) is a provider of Do-It-For-Me and Do-It-Yourself Website building tools, Internet marketing, lead generation, and technology solutions that enable small and medium-sized businesses to build and maintain an effective Internet presence. The Company offers a full range of web services, including Website design and publishing, Internet marketing and advertising, search engine optimization, e-mail, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

On September 30, 2007, the Company acquired Web.com, Inc. (“Web.com”). Web.com is a leading provider of Do-It-Yourself Websites and Internet marketing services for the small and medium-sized business market.  Web.com offers a wide selection of online services, including Web hosting, e-mail, e-commerce, Website development, online marketing and optimization tools.  Web.com has a large customer base that provides significant upsell and cross-sell opportunities for Do-It-For-Me Website services, online marketing and lead generation services. The Company believes that the Web.com acquisition united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium-sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across our significantly expanded customer base.

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

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, and the related notes to the consolidated financial statements for the three months ended March 31, 2008 and 2007 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2008, and the Company’s results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on March 11, 2008.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2008.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS No. 141, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142.  The Company completed its annual impairment test during the fourth quarter of 2007 and determined that the carrying value of its indefinite-lived intangible assets was not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(r)).  SFAS 141(r) retains the fundamental requirements of SFAS No. 141, but revise certain applications of the Standard to improve the financial reporting of business combinations.  Some of these revisions include, to recognize assets acquired, liabilities assumed with contractual obligations and any noncontrolling interests at fair market value as of the date of purchase, to recognize other contingencies using the “more likely than not” definition from FASB Concepts Statement No. 5, Elements of Financial Statements, to recognize consideration and contingent consideration at fair market value as of the date of purchase, and to expense acquisition-related costs as incurred. SFAS 141(r) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of this Standard is not permitted. The Company has not completed its assessment of the impact SFAS 141(r) will have on its financial position, results of operations, cash flows or disclosure.

2. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements, which establishes a common definition for fair value to be applied in general accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, so the issuance of SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within the implementation year.  The Company’s adoption of this statement in the quarter ended March 31, 2008 did not have an impact on its financial position, results of operations, cash flows or disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within the implementation year. The Company has elected not to measure eligible items at fair value and, as such, the adoption of this statement in the quarter ended March 31, 2008 did not have an impact on its financial position, results of operations, cash flows or disclosures.

3. Business Combinations

Acquisition of Web.com

On September 30, 2007, the Company completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization executed on June 26, 2007 (the “Merger Agreement”) by and among the Company, Augusta Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Web.com, Inc., a Minnesota corporation (“Web.com”) pursuant to which Web.com merged with and into Merger Sub (the “Merger”). The Merger was approved by the stockholders of the Company and the shareholders of Web.com on September 25, 2007. The Company believes that the Web.com merger united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across its significantly expanded customer base.

Web.com is a leader in providing simple, yet powerful solutions for Websites and web services. In addition, Web.com offers do-it-yourself and professional Website design, web hosting, e-commerce, web marketing and e-mail.

In consideration for the Merger, shareholders of Web.com received either (a) to the extent the shareholder made an effective cash election with respect to the shares of Web.com common stock held by such shareholder, approximately $2.36749 per share of Web.com common stock and approximately 0.43799 shares of common stock of the Company for each share of common stock of Web.com held by such shareholder and (b) to the extent the shareholder made an effective stock election, or made no election, with respect to the shares of Web.com common stock held by such shareholder, 0.6875 shares of common stock of the Company for each share of Web.com common stock held by such shareholder. In the aggregate, the Company issued approximately 9.2 million shares of the Company’s stock and paid $25 million in cash to Web.com shareholders. In addition, under the terms of the Merger Agreement, each outstanding vested option to purchase shares of Web.com common stock converted into and became a vested option to purchase the Company’s common stock, and the Company assumed such option in accordance with the terms of the stock option plan or agreement under which that option was issued. The number of shares of Website Pros common stock an option holder is entitled to purchase and the price of those options was subject to an option exchange ratio calculated in accordance with the Merger Agreement. In the aggregate, Web.com option holders are now entitled to purchase an aggregate of approximately 2.4 million shares of the Company’s common stock at a weighted average exercise price of $5.61 per share.

The Merger was accounted for using the purchase method of accounting under U.S. generally accepted accounting principles. Under the purchase method of accounting, the Company is considered the acquirer of Web.com for accounting purposes and the total purchase price was allocated to the assets acquired and liabilities assumed from Web.com based on their fair values as of September 30, 2007. Under the purchase method of accounting, the total consideration was approximately $132.1 million, which includes the issuance of the Company’s common stock valued at approximately $88.6 million, the assumption of stock options with a fair value of $16.5 million and cash payments of $25.0 million. The Company’s transaction costs related to this merger, including legal fees, investment-banking fees, due diligence expenses, filing and printing fees, was approximately $2 million. The estimated value of the common stock was calculated using the average the Company’s common stock price three days before and after the merger announcement. The average stock price used to calculate the purchase price was $9.68.

As of March 31, 2008, the purchase accounting for this acquisition is still subject to final adjustment primarily for completion of the valuation of certain acquired assets and an analysis of income tax attributes.

The following table summarizes the Company’s preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on September 30, 2007 (in thousands):

Tangible current assets	$19,648
Tangible non-current assets	9,278
Customer relationships	27,100
Developed technology	26,200
Non-compete	1,300
Trade names	8,500
Goodwill	73,719
Deferred tax assets	20,773
Current liabilities	(15,659)
Accrued restructuring costs and other reserves	(10,892)
Non-current liabilities	(591)
Non-current restructuring costs and other reserves	(3,575)
Deferred tax liabilities	(24,000)

Net assets acquired	$131,801

Included in tangible current assets and tangible non-current assets there is $304 thousand and $6.4 million of restricted cash, respectively.  The restricted cash includes $4.9 million relating to merchant processing, $1.5 million as collateral on a promissory note, and $304 thousand relating to miscellaneous transactions. The intangible assets include customer relationships, developed technology, non-compete agreements, and trade names, which are being amortized over a three to ten year period, except for the trade names, which have an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is not expected to be deductible for tax purposes.

The financial information in the table below summarizes the combined results of operations of the Company and Web.com on a pro forma basis for the quarter ended March 31, 2007, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the three month period set forth below.

Three months ended March 31, 2007
Revenue	$29,456
Net income	356
Basic net income per common share	0.01
Diluted net income per common share	0.01

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Submitawebsite, Inc.

On March 31, 2007, the Company acquired substantially all of the assets of and assumed certain liabilities from Submitawebsite, Inc. (Submitawebsite), based in Scottsdale, Arizona, which is a leader in natural Search Engine Optimization (SEO), a technology which aligns a Website’s code and content with strategic keyword phrase targeting.  The Company believes that the Submitawebsite acquisition will allow the Company to leverage and deepen relationships with both companies’ customer bases. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $2.1 million and $30 thousand of transaction costs, subject to certain adjustments based on the final balance sheet of Submitawebsite as of March 31, 2007.  In addition, if certain requirements are met, such as key employee retention and revenue performance, during the twelve-month periods following March 31, 2007 and 2008, the Company will pay Submitawebsite contingent consideration up to an additional $250 thousand per year, which will be recorded as goodwill upon satisfaction of terms. As of March 31, 2008, the Company recorded $250,000 as a liability, which is payable to the former owner of Submitawebsite for meeting the first year’s conditions referred to above. This liability was paid in April 2008.

The following table summarizes the Company’s preliminary purchase price allocation as of March 31, 2007 based on the estimated fair values of the assets acquired and liabilities assumed on March 31, 2007 (in thousands):

Tangible current assets	$10
Tangible non-current assets	32
Customer relationships	93
Non-compete	12
Trade name	258
Goodwill	2,247
Current liabilities	(322)

Net assets acquired	$2,330

The intangible assets include customer relationship, non-compete agreements and trade name. The non-compete and customer relationship intangible assets are being amortized over a fourteen to twenty-four month period, while the trade names has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

4. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of March 31, 2008 the Company had a $4.6 million liability remaining for these restructuring costs. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com has remaining lease obligations as of September 30, 2007. As of March 31, 2008, the Company had a $2.4 million liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2007, the Company executed a plan to restructure operations, which included the termination of certain employees and the closing of certain facilities (the “2007 Plan”) in September 2007. In accordance with the 2007 Plan, the Company closed its facilities in Los Angeles, California and Seneca Falls, New York. The closure of these locations resulted in the termination of four employees. The Company recorded facility exit costs of $15 thousand, severance costs of $77 thousand for terminated employees, and $3 thousand in asset disposals. In addition, the Company restructured other operations by terminating two employees and recorded a restructuring expense of $148 thousand. As of

March 31, 2008, the Company had a $20 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid during 2008.

The table below summarizes the activity of accrued restructuring costs and other reserves during the three months ended March 31, 2008 (in thousands):

	Balance as of December 31, 2007	Additions	Cash Payments	Change in Estimates	Balance as of March 31, 2008

Restructuring costs	$2,757	$—	$(370)	$(2)	$2,385

Merger related costs	10,843	—	(6,214)	—	4,629

Balance	$13,600	$—	$(6,584)	$(2)	$7,014

5. Income Taxes

The Company calculates its income tax liability in accordance with FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The Company is subject to audit by the IRS and various states for all years since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of March 31, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2008. In addition, there were no changes to the unrecognized tax benefit during the three months ended March 31, 2008.

The Company recognized income tax expense of $644 thousand and $566 thousand in the three months ended March 31, 2008 and 2007, respectively, based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

6. Earnings per Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2008 and 2007 (in thousands except per share amounts):

	Three months ended March 31,
	2008	2007
Net income	$550	$632

Weighted average outstanding shares of common stock	27,549	17,339
Dilutive effect of stock options	2,730	1,864
Dilutive effect of warrants	201	192
Dilutive effect of escrow shares	139	277

Common stock and common stock equivalents	30,619	19,672

Net income per common share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.03

For the three months ended March 31, 2008 and 2007, options to purchase approximately 2.3 million and 923 thousand shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $10.24 and $9.03, respectively, were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

7. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	March 31, 2008	December 31, 2007
Goodwill balance at beginning of period	$107,933	$31,587
Goodwill acquired during the period	515	76,346
Goodwill impaired during the year	—	—

Goodwill balance at end of period	$108,448	$107,933

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Upon completion of the annual assessments, the Company determined that goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2008.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$13,275	$13,275
Definite lived intangible assets:
Non-compete agreements	3,239	3,239	36 months
Customer relationships	31,389	31,389	82 months
Developed technology	27,309	27,309	71 months
Other	90	89
Accumulated amortization	(8,462)	(5,879)

	$66,840	$69,422

The weighted-average amortization period for the amortizable intangible assets is approximately 74 months. Total amortization expense was $2.6 million and $388 thousand for the three months ended March 31, 2008 and 2007, respectively.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. Upon completion of the annual assessments, the Company determined that its indefinite lived intangible assets were not impaired. In addition, there were no indicators of impairment during the quarter ended March 31, 2008.

As of March 31, 2008, the amortization expense for the next five years is as follows (in thousands):

2008	$7,321
2009	9,574
2010	9,050
2011	8,530
2012	8,530
Thereafter	10,560

Total	$53,565

8. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (“1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of March 31, 2008, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of March 31, 2008, options to purchase a total of 2,411,854 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,488,564 shares of common stock have been issued and exercised and options to purchase 174,010 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of March 31, 2008, the Company had reserved 2,337,149 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of March 31, 2008, options to purchase a total of 1,928,565 shares were held by participants under the plan, 23,655 shares have been issued and exercised and options to purchase a total of 384,929 shares were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 911,250 shares. As of March 31, 2008, options to purchase a total of 322,500 shares of the Company’s common stock were held by participants under the plan, 33,750 shares of restricted stock were held by participants under the plan, no options have been exercised and 555,000 shares of common stock were available for future issuance. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 603,285 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of March 31, 2008, no shares have been issued under the ESPP.

In connection with the merger with Web.com, the company assumed five additional stock option plans, the Web.com 2006 Equity Incentive Plan (the “Web.com 2006 Plan”), the Web.com 2005 Equity Incentive Plan (the “Web.com 2005 Plan”), the Web.com 2002 Equity Incentive Plan (the “Web.com 2002 Plan”), the Web.com 2001 Equity Incentive Plan (the “Web.com 2001 Plan”) and the Web.com 1995 Stock Option Plan (the “Web.com 1995 Plan”), collectively referred to as the “Web.com Option Plans”. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of March 31, 2008, the Company has reserved 2,424,558 million shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

On March 31, 2008, the Board of Directors approved the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), subject to stockholder approval. The 2008 Plan as amended provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards to the Company’s employees, directors and consultants. As of March 31, 2008, the Company has reserved 3,000,000 shares of common stock for issuance under this plan. No options have yet been granted under the 2008 Plan.

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

The fair value of each option award is estimated on the date of the grant using the Black Scholes option valuation model and the assumptions noted in the following table.  Expected volatility rates are based on the Company’s historical volatility, since the Initial Public Offering, on the date of the grant. The expected term of options granted represents the period of time that they are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.23-3.28%	4.41- 4.89%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	39%	57-60%

 Stock Option Activity

The following table summarizes option activity for the three months ended March 31, 2008 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2007	6,873,462	$0.50 to 193.02	$6.36

Granted	215,050	9.31	9.31
Exercised	(129,933)	0.50 to 10.01	5.04
Forfeited	(59,627)	8.70 to 14.05	10.13
Expired	(48,797)	4.22 to 46.55	12.88

Balance, March 31, 2008	6,850,155	0.50 to 193.02	6.40	6.87	$27,047

Exercisable at March 31, 2008	5,057,269	0.50 to 193.02	5.25	6.19	26,168

Compensation costs related to the Company’s stock option plans were $857 thousand and $793 thousand for the three months ended March 31, 2008 and 2007. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of March 31, 2008, the Company had $7.8 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through January 2012.

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $761 thousand and $262 thousand, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $3.58, and $4.93, respectively.  The fair value of shares vested during the three months ended March 31, 2008 and 2007 was $833 thousand and $778 thousand, respectively.

The following activity occurred under the Company’s stock option plans during the three months ended March 31, 2008:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at December 31, 2007	1,834,418	$4.52
Granted	215,050	3.58
Vested	(196,955)	4.23
Forfeited	(59,627)	5.16

Unvested at March 31, 2008	1,792,886	4.42

Price ranges of outstanding and exercisable options as of March 31, 2008 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	543,851	4.16	$0.50	543,851	$0.50
$2.00 – $2.99	1,067,169	5.44	2.04	1,067,169	2.04
$3.00 – $3.99	1,426,643	5.50	3.37	1,426,643	3.37
$4.00 – $6.99	392,449	7.18	5.03	384,601	5.04
$7.00 – $9.99	2,111,084	8.07	8.94	1,079,696	8.86
$10.00 – $19.99	1,260,102	8.57	10.75	506,452	11.13
$20.00 - $193.02	48,857	2.52	44.54	48,857	44.54
	6,850,155			5,057,269

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted to non-employee directors under our 2005 Non-Employee Directors’ Stock Option Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period.  At March 31, 2008, there were 39,500 shares of restricted stock outstanding.

The following activity occurred under the Company’s restricted stock plan during the three months ended March 31, 2008:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2007	39,500	$9.72
Granted	—	—
Lapse of restriction	—	—

Restricted stock outstanding at March 31, 2008	39,500	9.72

Compensation expense for the three-month period ended March 31, 2008 was approximately $74 thousand. As of March 31, 2008, there was approximately $183 thousand of total unamortized compensation cost related to the restricted stock outstanding.

9. Debt

To finance the purchase of the domain name, www.leads.com, in August 2004, LEADS.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The collateral for this note is the www.leads.com domain name. The note is payable in quarterly installments over 5 years. The imputed interest rate is 5.25%. As of March 31, 2008 and December 31, 2007, the remaining balance was $140 thousand and $162 thousand, respectively.

At the closing of the Web.com merger on September 30, 2007, the Company assumed approximately $1.3 million in outstanding indebtedness to US Bancorp Oliver-Allen Technology. The promissory note is payable through January 2009 in monthly installments of approximately $94 thousand and bears an interest rate of 6.75%. In addition, the promissory note is collateralized by $1.3 million of cash, which is included in non-current restricted investments. As of December 31, 2007, the remaining balance was $1.1 million. This promissory note was subsequently paid in full in March 2008.

10. Commitments and Contingencies

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

Web.com was party to a lawsuit in state court in Missouri relating to Web.com’s acquisition of Communitech.Net, Inc. in 2002. In February 2008, we settled all claims related to that lawsuit pursuant to a confidential settlement agreement. As part of the settlement, we received a broad release of claims. We had previously adequately reserved for the contingencies arising from this matter, including the settlement. As such, we do not believe that the settlement will have a material adverse impact on our financial condition, cash flows or results of operations.

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

11. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (“TSA”), an entity in which the Company’s President and Director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with or superior to those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three months ended March 31, 2008 was $152 thousand, and $132 thousand and $44 thousand was accrued at March 31, 2008 and December 31, 2007, respectively. No fees were paid to TSA prior to October 1, 2007.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2007, contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 11, 2008.

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

On September 30, 2007, the Company acquired Web.com, Inc. (“Web.com”). Web.com is a leading provider of Do-It-Yourself Websites and Internet marketing services for the small and medium-sized business market. Web.com offers a wide selection of online services, including Web hosting, e-mail, e-commerce, Website development, online marketing and optimization tools. Web.com has a large customer base that provides significant upsell and cross-sell opportunities for Do-It-For-Me Website services, online marketing and lead generation services. We believe that the Web.com acquisition united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across its significantly expanded customer base.

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

Through the combination of our proprietary Website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. With approximately 270,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of March 31, 2008, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

We have traditionally sold our Web services and products to customers identified primarily through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Norton, Virginia; Halifax, Nova Scotia; and Scottsdale, Arizona. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

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

Net Subscriber Additions

We maintain and grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers. We define net subscriber additions in a particular period as the gross number of new subscribers added during the period, less subscriber cancellations during the period. For this purpose, we only count as new subscribers those customers whose subscriptions have extended beyond the free trial period. Additionally, we do not treat a subscription as cancelled, even if the customer is not current in its payments, until either we have attempted to contact the subscriber twenty times or 60 days have passed since the most recent failed billing attempt, whichever is sooner. In any event, a subscriber’s account is cancelled if payment is not received within approximately 80 days.

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

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL, SmartClicks, Visibility Online, Web.com, Renex and 1ShoppingCart.com offerings. A significant portion of our subscription contracts include the design of a five-page Website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the Website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-

day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract. The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts.

The Web.com product line subscription revenue is primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customer’s expected service period. Deferred revenues represents the liability for advance billings to customers for services not yet provided.

For the three months ended March 31, 2008, subscription revenue accounted for approximately 96% of our total revenue as compared to 92% for the three months ended March 31, 2007. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with SFAS No. 123(R), Share Based Payment. Stock-based compensation is amortized over the related vesting periods.

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

Comparison of the Results for the Three Months Ended March 31, 2008 to the Results for the Three Months Ended March 31, 2007

Revenue

	Three months ended March 31,
	2008	2007
	(unaudited)
Revenue:
Subscription	$29,731	$15,138
License	449	1,028
Professional services	681	258
Total revenue	$30,861	$16,424

Total revenue for the three months ended March 31, 2008 increased $14.4 million, or 88%, over the three months ended March 31, 2007.

Subscription Revenue. Subscription revenue increased 96% to $29.7 million in the three months ended March 31, 2008 from $15.1 million in the three months ended March 31, 2007. Subscription revenue increased approximately $13.4 million due to additional revenues resulting from our acquisitions of Web.com and Submitawebsite, which increased our subscribers by approximately 181,000. In addition, subscription revenue increased by $1.2 million as a result of an increase in our customer base from approximately 76,600 as of March 31, 2007 to approximately 270,000 as of March 31, 2008, of which approximately 173,000 were added in connection with the Web.com and Submitawebsite acquisitions, and the change in average revenue per customer.

The average monthly turnover decreased to 4.1% in the three months ended March 31, 2008 from 5.3% in the three months ended March 31, 2007.  The average monthly turnover for the three months ended March 31, 2008 included the turnover associated with our acquisitions of Web.com and Submitawebsite.

License Revenue. License revenue decreased 56% to $449 thousand in the three months ended March 31, 2008 from $1.0 million in the three months ended March 31, 2007. This decrease was primarily attributable to the timing of the Netobjects Fusion version release and the natural life cycle of the Netobjects Fusion product, which resulted in less units being sold during the three months ended March 31, 2008.

Professional Services Revenue. Professional services revenue increased 164% to $681 thousand in the three months ended March 31, 2008 from $258 thousand in the three months ended March 31, 2007. Professional services revenue increased approximately $439 thousand due to additional revenue resulting from our acquisition of Submitawebsite.

Cost of Revenue

	Three months ended March 31,
	2008	2007
	(unaudited)
Cost of revenue
Subscription	$10,903	$6,815
License	93	298
Professional services	375	301
Total cost of revenue	$11,371	$7,414

Cost of Subscription Revenue. Cost of subscription revenue increased 60% to $10.9 million in the three months ended March 31, 2008 from $6.8 million in the three months ended March 31, 2007. The increase in the cost of subscription revenue of approximately $4.1 million was primarily the result of the costs associated with the increase in our subscriber base since March 31, 2007. More specifically, during the three months ended March 31, 2008, we incurred additional costs of approximately $4.0 million related to the additional subscription revenue associated with customers acquired as part of our acquisition of Web.com and Submitawebsite.  Further, gross margin on subscription revenue increased to 63% for the three months ended March 31, 2008 from 55% for the three months ended March 31, 2007.

Cost of License Revenue. Cost of license revenue decreased 69% to $93 thousand in the three months ended March 31, 2008 from $298 thousand in the three months ended March 31, 2007. The decrease in the cost of license revenue was primarily attributable to the timing of the most recent release of our NetObjects Fusion product as potential customers waited to make purchases until the new release was available.

Cost of Professional Services Revenue. Cost of professional services revenue increased 25% to $375 thousand in the three months ended March 31, 2008 from $301 thousand in the three months ended March 31, 2007. The increase in the cost of professional services revenue was primarily the result of the costs associated with the search engine optimization professional services acquired through our acquisition of Submitawebsite, which was partially offset by the reduction in headcount which caused a decrease in employee compensation and benefits expense.

Operating Expenses

	Three months ended March 31,
	2008	2007
	(unaudited)
Operating expenses:
Sales and marketing	$7,463	$3,947
Research and development	2,638	778
General and administrative	5,102	2,908
Depreciation and amortization	3,349	681
Total operating expenses	$18,552	$8,314

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 89% to $7.5 million, or 24% of total revenue, during the three months ended March 31, 2008 from $3.9 million, or 24% of total revenue, during the three months ended March 31, 2007. An increase of $3.2 million in sales and marketing expenses were attributable to the addition of sales and marketing resources in connection with our acquisitions of Web.com and Submitawebsite. In addition, there was an increase in employee compensation and benefits expense totaling $272 thousand related to an increase in headcount.

Research and Development Expenses. Research and development expenses increased 239% to $2.6 million, or 9% of total revenue, during the three months ended March 31, 2008 from $778 thousand, or 5% of total revenue, during the three months ended March 31, 2007. The increase was primarily due to an increase of $1.4 million in additional research and development resources associated with our acquisitions of Web.com and Submitawebsite. In addition, there was an increase in employee compensation and benefits expense totaling $343 thousand related to an increase in headcount and an increase of $83 thousand was due to an increase in the cost of resources related to the ongoing development of NetObjects Fusion.

General and Administrative Expenses. General and administrative expenses increased 75% to $5.1 million, or 17% of total revenue, during the three months ended March 31, 2008 from $2.9 million, or 18% of total revenue, during the three months ended March 31, 2007. The increase was primarily due to an increase of $2.1 million in additional general and administrative resources associated with our acquisitions of Web.com and Submitawebsite.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 392% to  $3.3 million, or 11% of total revenue, during the three months ended March 31, 2008 from $681 thousand, or 4% of total revenue, during the three months ended March 31, 2007. Amortization expense and depreciation expense increased $2.2 million and $475 thousand, respectively, due to increases in definite-lived intangible assets and fixed assets.

Net Interest Income. Net interest income decreased 49% to $256 thousand, or 1% of total revenue, during the three months ended March 31, 2008 from $502 thousand, or 3% of total revenue, during the three months ended March 31, 2007. The decrease in interest income was due to the reduction of the cash balance available to invest in money market funds and a reduction in interest rates.

Income tax expense. Income tax expense increased to $644 thousand during the three-months ended March 31, 2008 from $566 thousand during the three-months ended March 31, 2007. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

Liquidity and Capital Resources

As of March 31, 2008, we had $33.6 million of unrestricted cash and cash equivalents and $22.0 million in working capital, as compared to $29.7 million of cash and cash equivalents and $16.5 million in working capital as of December 31, 2007. The increase in unrestricted cash is primarily due to the release of $4.5 million of restricted investments into unrestricted cash, while the increase in the working capital is due to the cash generated from operations.

Net cash used in operations for the three months ended March 31, 2008 was $1.0 million as compared to the net cash provided by operations of $2.2 million for the three months ended March 31, 2007. This decrease was primarily due to the Company’s net payments of $3.8 million associated with the accrued restructuring and other costs paid during the three months ended March 31, 2008, which was recorded in connection with the Web.com acquisition.

Net cash provided by investing activities in the three months ended March 31, 2008 was $5.2 million as compared to the net cash used in investing activities during the three months ended March 31, 2007 of $2.9 million. During the three months ended March 31, 2008, the Company received proceeds from the sales of restricted investments totaling $5.5 million and reinvested $1.0 million. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. In addition, the Company paid off a note payable and the related restricted cash was released and classified as unrestricted cash. During the three months ended March 31, 2007, the Company acquired substantially all of the assets and select liabilities of Submitawebsite, Inc. totaling approximately $2.1 million, including acquisition expenses.

Net cash used in financing activities in the three months ended March 31, 2008 was $374 thousand as compared to the net cash provided by financing activities of $8 thousand for the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company paid $1.1 million to satisfy a debt obligation and received proceeds from the exercise of stock options of $737 thousand.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies. As of March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 1% and 4% of our total revenue in the three months ended March 31, 2008 and 2007, respectively. Sales in Germany represented approximately 59% of our international revenue in the three months ended March 31, 2008 and 2007.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $33.6 million and $29.7 million at March 31, 2008 and December 31, 2007, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. We do not hold any auction rate securities and we have no reason to believe that any of the cash equivalents that we hold are illiquid.

Item 4.                                    Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form
10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Changes in internal controls. Other than described below, there have been no changes in our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During the quarter ended March 31, 2008, we implemented significant changes to our financial accounting and reporting system by upgrading to a new accounting system and reporting database.  The new accounting system and reporting database is expected to improve the consolidation process, increase efficiency, and enable additional reporting options. The impact of these changes has enhanced our internal controls over financial reporting.

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

Web.com was party to a lawsuit in state court in Missouri relating to Web.com’s acquisition of Communitech.Net, Inc. in 2002. In February 2008, we settled all claims related to that lawsuit pursuant to a confidential settlement agreement. As part of the settlement, we received a broad release of claims. We had previously adequately reserved for the contingencies arising from this matter, including the settlement. As such, we do not believe that the settlement will have a material adverse impact on our financial condition, cash flows or results of operations.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 85% of our new customers in the year ended December 31, 2007, and approximately 16% in the three months ended March 31, 2008, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Historically, we have experienced a high turnover rate in our customer base. For the year ended December 31, 2007, 43%, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the three months ended March 31, 2008 and 2007, 16% and 18%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the Submitawebsite, Inc. acquisition in March 2007 and the Web.com merger in September 2007. Integrating these recently acquired businesses and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate Submitawebsite and Web.com, or any future acquisitions could seriously harm our business.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our recent acquisition of Web.com, we recorded $76.0 million of goodwill and $63.5 million of intangible assets. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income for the year ended December 31, 2007, we have not historically been profitable and may not be profitable in future periods. As of March 31, 2008, we had an accumulated deficit of approximately $57.3 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We must be able to operate the systems that manage its network around the clock without interruption. Its operations will depend upon our ability to protect its network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services that we provide to some or all of our customers. In the past, we have experienced periodic interruptions in service. We have also experienced, and in the future we may continue to experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 654 full-time employees as of March 31, 2007 to 841 full-time employees as of March 31, 2008. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

Achieving the benefits of the merger will depend in part upon the integration of Web.com’s services and products with those offered by us in a timely and efficient manner. To provide enhanced and more valuable services and products to our customers after, we also need to integrate our sales and development organizations. This may be difficult, unpredictable, and subject to delay because our services and products have been developed, marketed and sold independently and were designed without regard to such integration. If we cannot successfully integrate our services and products and continue to provide customers with enhanced services and products in the future on a timely basis, we may lose customers and our business and results of operations may suffer.

We expect to incur significant additional costs integrating the companies into a single business.

We incurred substantial non-recurring costs associated with closing the transaction with Web.com. We expect to incur and have established reserves for significant additional costs integrating Web.com’s operations, products and personnel. These costs may include costs for:

•                  employee redeployment, relocation or severance;

•                  integration of information systems;

•                  combining sales teams and processes; and

•                  reorganization or closures of facilities.

In addition, we do not know whether we will be successful in these integration efforts.

We may not realize the anticipated benefits from the acquisition.

The acquisition involves the integration of two companies that have previously operated independently. We expect the acquisition of Web.com to result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We can not assure you, however, that we will be able to realize increased revenue, cost savings or other benefits from the merger, or, to the extent such benefits are realized, that they are realized timely. This integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. We must integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. Difficulties associated with integrating Web.com’s service and product offering into ours, or with integrating Web.com’s operations into ours, could have a material adverse effect on the combined company and the market price of our common stock.

Charges to earnings resulting from acquisitions may adversely affect our operating results.

Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

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

Item 4.                                    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                                    Other Information

Not applicable.

Item 6.                                    Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(1)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(1)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(1)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(1)

10.1	Lease agreement dated December 4, 2007 between the Registrant and FDG Flagler Center I, LLC.

10.2	Compensatory Arrangements of Certain Officers.(3)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(4)

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(4)

+	Indicates management contract or compensatory plan.
(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (00-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008.
(4)

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

Website Pros, Inc.
(Registrant)

May 12, 2008	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(1)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(1)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(1)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(1)

10.1	Lease agreement dated December 4, 2007 between the Registrant and FDG Flagler Center I, LLC.

10.2	Compensatory Arrangement of Certain Officers.(3)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(4)

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(4)

+	Indicates management contract or compensatory plan.
(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (00-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008 and incorporated herein by reference.
(4)

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