Form 10-K/A
period 2007-12-31
WEBSITE PROS, INC.
filed 2008-08-07
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51595

Website Pros, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3327894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12808 Gran Bay Parkway West, Jacksonville, FL	32258
(Address of principal executive offices)	(Zip Code)

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
☐  Yes    ☒  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this
Form 10-K/A, are incorporated by reference in Part III of this Form 10-K/A.

Explanatory Note

Website Pros, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on March 11, 2008 (the “Original Filing”). The Company is filing this Amendment in response to a comment letter received from the SEC in connection with its review of its Original Filing and certain of its other filings. The sole purpose of this Amendment is to file amended Exhibits 31.1 and 31.2 to be in compliance with Item 601(b)(31) of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.  This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Form 10-K.  Accordingly, the Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (2)   Exhibits required by Item 601 of Regulation S-K.

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Website Pros, Inc.
(Registrant)

August 7, 2008	/s/ David L. Brown
Date	David L. Brown
Chief Executive Officer
(Principal Financial and Accounting Officer)

Name	Title	Date

/s/ David L. Brown	Chief Executive Officer and	August 7, 2008
David L. Brown	Chairman of the Board
(Principal Executive Officer)

/s/ Kevin M. Carney	Chief Financial Officer	August 7, 2008
Kevin M. Carney	(Principal Financial and
Accounting Officer)

*	President and Director	August 7, 2008
Jeffrey M. Stibel

*	Lead Director	August 7, 2008
Timothy I. Maudlin

*	Director	August 7, 2008
Hugh M. Durden

*	Director	August 7, 2008
Alex Kazerani

*	Director	August 7, 2008
Julius Genachowski

*	Director	August 7, 2008
Robert S. McCoy

* By: /s/ Kevin M. Carney
Kevin M. Carney
Under Power of Attorney

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Website Pros, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)**

3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(2)**

3.2	Amended and Restated Bylaws of Website Pros, Inc.(3)**

4.1	Reference is made to Exhibits 3.1 and 3.2**

4.2	Specimen Stock Certificate.(2)**

4.3	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(2)**

4.4	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(2)**

10.1	1999 Equity Incentive Plan and forms of related agreements.(2)**

10.2	2005 Equity Incentive Plan and forms of related agreements.(2)**

10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(2)**

10.4	2005 Employee Stock Purchase Plan.(2)**

10.5	Executive Severance Benefit Plan.(2)+**

10.6	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors. (2)**

10.7	Employment Agreement with David L. Brown, dated June 1, 2005.(2)+**

10.8	Employment Agreement with Kevin M. Carney, dated June 1, 2005.(2)+**

10.9	Lease by and between Flagler Development Company and the registrant, dated as of January 17, 2003.(2)**

10.10

Commercial Rental Agreement by and between Innuity, Inc. and R.I.N. Corporation, and Mountain Real Estate & Property Management, Inc., dated as of April 21, 2000, as amended by Lease addendum to lease dated April 21, 2000 by and between Points North Associates, LLC and the registrant, dated as of May 26, 2004.(2)**

10.11	Lease for 10021 Balls Ford Road, Manassas, Virginia, by and between the registrant and GDR Manassas, LLP, dated September 8, 2004.(2)**

10.12	Employment Agreement by and between Website Pros, Inc. and Jeffrey M. Stibel, dated as of June 26, 2007.(4)+**

10.13	Employment Agreement by and between Website Pros, Inc. and William Henry Borzage, Jr., dated as of June 26, 2007.(4)+**

10.14	Employment Agreement by and between Website Pros, Inc. and Vikas Rijsinghani, dated as of June 26, 2007.(4)+**

10.15	Noncompetition Agreement by Jeffrey M. Stibel, dated as of June 26, 2007.(4)+**

10.16	Noncompetition Agreement by William Henry Borzage, Jr., dated as of June 26, 2007.(4)+**

10.17	Noncompetition Agreement by Vikas Rijsinghani, dated as of June 26, 2007.(4)+**

10.18	Compensatory Arrangements of certain officers.(5)+**

14.1	Code of Conduct.(2)**

21.1	Subsidiaries of the registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

24.1	Power of Attorney (included in the signature page hereto).**

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).**

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).**

** Previously Filed.

(1) Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant’s registration statement on Form S-4 (No. 333-144987), filed with the SEC on July 31, 2007, as amended, and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008.

+ Indicates management contract or compensatory plan.