Form 10-Q
period 2008-06-30
WEBSITE PROS, INC.
filed 2008-08-07
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-51595

Website Pros, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3327894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12808 Gran Bay Parkway, West, Jacksonville, FL	32258
(Address of principal executive offices)	(Zip Code)

(904) 680-6600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Common Stock, par value $0.001 per share, outstanding as of July 31, 2008: 27,955,075

Website Pros, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.                                    Financial Statements.

Website Pros, Inc.

Consolidated Statements of Operations

(in thousands except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Subscription	$30,269	$16,049	$60,000	$31,187
License	1,119	684	1,568	1,712
Professional services	589	668	1,271	926
Total revenue	31,977	17,401	62,839	33,825
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	11,038	7,286	21,941	14,101
License	191	179	284	477
Professional services	292	299	667	600
Total cost of revenue	11,521	7,764	22,892	15,178
Gross profit	20,456	9,637	39,947	18,647
Operating expenses:
Sales and marketing (a)	7,606	4,265	15,069	8,212
Research and development (a)	2,793	944	5,431	1,722
General and administrative (a)	5,398	3,169	10,500	6,077
Depreciation and amortization	3,232	714	6,582	1,395
Total operating expenses	19,029	9,092	37,582	17,406
Income from operations	1,427	545	2,365	1,241
Interest, net	192	510	448	1,011
Income before income taxes	1,619	1,055	2,813	2,252
Income tax benefit (expense)	578	(504)	(66)	(1,070)
Net income	$2,197	$551	$2,747	$1,182
Basic net income attributable per common share	$0.08	$0.03	$0.10	$0.07
Diluted net income attributable per common share	$0.07	$0.03	$0.09	$0.06
Basic weighted average common shares outstanding	27,806	17,475	27,678	17,407
Diluted weighted average common shares outstanding	30,546	19,705	30,562	19,684

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$83	$69	$163	$111
Sales and marketing	229	224	440	333
Research and development	114	81	216	140
General and administrative	812	518	1,350	1,100
	$1,238	$892	$2,169	$1,684

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$31,283	$29,746
Restricted investments	499	4,805
Accounts receivable, net of allowance of $687 and $791, respectively	7,266	6,204
Inventories, net of reserves of $67 and $67, respectively	75	26
Prepaid expenses	1,255	4,248
Prepaid marketing fees	783	793
Deferred taxes	1,818	1,723
Other current assets	714	759
Total current assets	43,693	48,304
Restricted investments	305	1,675
Property and equipment, net	8,862	7,153
Goodwill	110,870	107,933
Intangible assets, net	66,391	69,422
Other assets	250	526
Total assets	$230,371	$235,013

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,347	$2,034
Accrued expenses	7,541	9,097
Accrued restructuring costs and other reserves	3,301	10,484
Deferred revenue	8,552	8,501
Accrued marketing fees	274	279
Notes payable, current	116	1,186
Obligations under capital leases, current	—	1
Other liabilities	148	197
Total current liabilities	22,279	31,779
Accrued rent expense	93	105
Deferred revenue	148	147
Notes payable	—	59
Accrued restructuring costs and other reserves	2,305	3,116
Deferred tax liabilities	3,351	3,351
Other long-term liabilities	78	25
Total liabilities	28,254	38,582

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,954,354 and 27,472,686 shares issued and outstanding at June 30, 2008 and December 31, 2007	28	27
Additional paid-in capital	257,146	254,208
Accumulated deficit	(55,057)	(57,804)
Total stockholders’ equity	202,117	196,431
Total liabilities and stockholders’ equity	$230,371	$235,013

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$2,747	$1,182
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,582	1,395
Loss on disposal of assets	(1)	—
Stock-based compensation expense	2,169	1,684
Deferred income tax	(95)	950
Changes in operating assets and liabilities:
Accounts receivable	(1,007)	(143)
Inventories	(49)	43
Prepaid expenses and other assets	3,350	(97)
Accounts payable, accrued expenses and other liabilities	(9,757)	(875)
Deferred revenue	51	420
Net cash provided by operating activities	3,990	4,559

Cash flows from investing activities
Business acquisitions	(4,578)	(2,811)
Proceeds from sale of investments	7,000	—
Purchase of investments	(2,494)	—
Change in restricted investments	1,228	—
Purchase of property and equipment	(3,247)	(615)
Investment in intangible assets	(2)	(100)
Net cash used in investing activities	(2,093)	(3,526)

Cash flows from financing activities
Stock issuance costs	(10)	—
Payments of debt obligations	(1,130)	(136)
Proceeds from exercise of stock options	780	1,197
Net cash (used in) provided by financing activities	(360)	1,061

Net increase in cash and cash equivalents	1,537	2,094
Cash and cash equivalents, beginning of period	29,746	42,155
Cash and cash equivalents, end of period	$31,283	$44,249

Supplemental cash flow information
Interest paid	$22	$9
Income taxes paid	$123	$80

See accompanying notes to consolidated financial statements

Website Pros, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Website Pros, Inc. (the Company) is a provider of Do-It-For-Me and Do-It-Yourself Website building tools, Internet marketing, lead generation, and technology solutions that enable small and medium-sized businesses to build and maintain an effective Internet presence. The Company offers a full range of web services, including Website design and publishing, Internet marketing and advertising, search engine optimization, e-mail, logo design, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

While still officially incorporated in Delaware as Website Pros, Inc., the Company is in the process of finalizing its legal name change.  The Company is currently doing business as Web.com, having updated its brand, stock symbol and sales and marketing materials and efforts to reflect this new direction.

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

The Company has reviewed the criteria of Statement of Financial Accounting Standards (SFAS) 131, Disclosures About Segments of an Enterprise and Related Information, and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, and the related notes to the consolidated financial statements for the six months ended June 30, 2008 and 2007 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2008, and the Company’s results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

Goodwill and Other Intangible Assets

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2008.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS 141, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS 142.  The Company completed its annual impairment test during the fourth quarter of 2007 and determined that the carrying value of its indefinite-lived intangible assets was not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2008.

Definite-lived intangible assets are amortized over their useful lives, which range between fourteen months and ten years.

Earnings per Share

The Company computes earnings per share in accordance with SFAS 128, Earnings Per Share. Basic net income attributable per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income attributable per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations (SFAS 141(R)).  SFAS 141(R) retains the fundamental requirements of SFAS 141, but revises certain applications of the Standard to improve the financial reporting of business combinations.  Some of these revisions include, to recognize assets acquired, liabilities assumed with contractual obligations and any noncontrolling interests at fair market value as of the date of purchase, to recognize other contingencies using the “more likely than not” definition from FASB Concepts Statement No. 5, Elements of Financial Statements, to recognize consideration and contingent consideration at fair market value as of the date of purchase, and to expense acquisition-related costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of this Standard is not permitted. The Company has not completed its assessment of the impact SFAS 141(R) will have on its financial position, results of operations, cash flows or disclosure.

2. New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which establishes a common definition for fair value to be applied in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, so the issuance of SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within the implementation year.  The Company’s adoption of this statement in the quarter ended March 31, 2008 did not have an impact on its financial position, results of operations, cash flows or disclosures.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within the implementation year. The Company has elected not to measure eligible items at fair value and, as such, the adoption of this statement in the quarter ended March 31, 2008 did not have an impact on its financial position, results of operations, cash flows or disclosures.

3. Business Combinations

Acquisition of certain assets from LogoYes.com and Design Logic, Inc.

On June 18, 2008, the Company acquired certain assets from LogoYes.com and Design Logic, Inc (collectively “LogoYes”). The Company believes that the LogoYes asset acquisition enhances its ability to continue to provide services to small and medium –sized businesses by offering Do-it-Yourself logo design. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $4.5 million and $55 thousand in transaction costs, which included $900 thousand deposited in an escrow account to address any breaches of representations and warranties. Any amounts remaining in the escrow account will be released to LogoYes eighteen months after the closing date.

The results of operations of LogoYes for the period from June 18, 2008 through June 30, 2008 are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2008 and are immaterial.

The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired on June 18, 2008 (in thousands):

Tangible current assets	$55
Developed technology	1,836
Non-compete	87
Trade names	115
Goodwill	2,461
Net assets acquired	$4,554

The intangible assets are being amortized over a three to four year period, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

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

As of June 30, 2008, the purchase accounting for this acquisition is still subject to final adjustment primarily for completion of the valuation of certain acquired assets and an analysis of income tax attributes.

The following table summarizes the Company’s preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on September 30, 2007 (in thousands):

Tangible current assets	$19,655
Tangible non-current assets	9,278
Customer relationships	27,100
Developed technology	26,200
Non-compete	1,300
Trade names	8,500
Goodwill	73,681
Deferred tax assets	20,773
Current liabilities	(15,614)
Accrued restructuring costs and other reserves	(10,891)
Non-current liabilities	(591)
Non-current restructuring costs and other reserves	(3,575)
Deferred tax liabilities	(24,000)
Net assets acquired	$131,816

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

The financial information in the table below summarizes the combined results of operations of the Company and Web.com on a pro forma basis for the three and six months ended June 30, 2007, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the three and six month period set forth below.

	Three months ended June 30, 2007	Six months ended June 30, 2007
Revenue	$30,669	$60,125
Net loss	(4,179)	(3,824)
Basic net loss per common share	(0.16)	(0.14)
Diluted net loss per common share	(0.16)	(0.14)

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Submitawebsite, Inc.

On March 31, 2007, the Company acquired substantially all of the assets of and assumed certain liabilities from Submitawebsite, Inc. (Submitawebsite), based in Scottsdale, Arizona, which is a leader in natural Search Engine Optimization (SEO), a technology which aligns a Website’s code and content with strategic keyword phrase targeting.  The Company believes that the Submitawebsite acquisition will allow the Company to leverage and deepen relationships with both companies’ customer bases. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $2.1 million and $30 thousand of transaction costs, subject to certain adjustments based on the final balance sheet of Submitawebsite as of March 31, 2007.  In addition, if certain requirements are met, such as key employee retention and revenue performance, during the twelve-month periods following March 31, 2007 and 2008, the Company will pay Submitawebsite contingent consideration up to an additional $250 thousand per year, which will be recorded as goodwill upon satisfaction of terms. As of March 31, 2008, the former owner of Submitawebsite met the first year’s conditions referred to above, which was disbursed in April 2008.

The following table summarizes the Company’s purchase price allocation as of March 31, 2007 based on the estimated fair values of the assets acquired and liabilities assumed on March 31, 2007 (in thousands):

Tangible current assets	$10
Tangible non-current assets	32
Customer relationships	93
Non-compete	12
Trade name	258
Goodwill	2,247
Current liabilities	(322)
Net assets acquired	$2,330

The intangible assets include customer relationships, non-compete agreements and trade name. The non-compete and customer relationship intangible assets are being amortized over a fourteen to twenty-four month period, while the trade names has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

4. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of June 30, 2008 the Company had a $3.5 million liability remaining for these restructuring costs and other reserves. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. As of June 30, 2008, the Company had a $2.1 million liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2007, the Company executed a plan to restructure operations, which included the termination of certain employees and the closing of certain facilities (the “2007 Plan”) in September 2007. In accordance with the 2007 Plan, the Company closed its facilities in Los Angeles, California and Seneca Falls, New York. The closure of these locations resulted in the termination of four employees. The Company recorded facility exit costs of $15 thousand, severance costs of $77 thousand for terminated employees, and $3 thousand in asset disposals. In addition, the Company restructured other operations by terminating two employees and recorded a restructuring expense of $148 thousand. As of June 30, 2008, the Company had a $4 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid during 2008.

The table below summarizes the activity of accrued restructuring costs and other reserves during the six months ended June 30, 2008 (in thousands):

	Balance as of December 31, 2007	Additions	Cash Payments	Change in Estimates	Balance as of June 30, 2008

Restructuring costs	$2,757	$—	$(664)	$(2)	$2,091

Merger related costs	10,843	—	(7,328)	—	3,515

Balance	$13,600	$—	$(7,992)	$(2)	$5,606

5. Income Taxes

The Company accounts for income taxes under the provisions of SFAS 109 Accounting for Income Taxes, using the liability method. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

The Company calculates its income tax liability in accordance with FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The Company is subject to audit by the IRS and various states for all years since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of June 30, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2008. In addition, there were no changes to the unrecognized tax benefit during the six months ended June 30, 2008.

Prior to adjustments to its deferred tax asset valuation reserves, the Company calculated income tax expense of $1.4 million and $1.1 million in the six months ended June 30, 2008 and 2007, respectively, and $728 thousand and $504 thousand in the three months ended June 30, 2008 and 2007, respectively, based upon its estimated annual effective rate. In accordance with SFAS 109 Accounting for Income Taxes , the Company reevaluated the need for a valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, the Company reduced its deferred tax valuation allowance in the three months ended June 30, 2008 and recognized tax benefits of $1.3 million, which increased dilutive earnings per share by $0.04 in the quarter ended June 30, 2008.  The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings.

Therefore, the Company recognized a tax benefit of $578 thousand for the three months ended June 30, 2008 and a tax expense of $66 thousand for the six months ended June 30, 2008.

6. Earnings per Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2008 and 2007 (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$2,197	$551	$2,747	$1,182

Weighted average outstanding shares of common stock	27,806	17,475	27,678	17,407
Dilutive effect of stock options	2,412	1,761	2,550	1,808
Dilutive effect of warrants	189	192	195	192
Dilutive effect of escrow shares	139	277	139	277
Common stock and common stock equivalents	30,546	19,705	30,562	19,684

Net income per common share:
Basic	$0.08	$0.03	$0.10	$0.07
Diluted	$0.07	$0.03	$0.09	$0.06

For the three months ended June 30, 2008 and 2007, options to purchase approximately 3.8 million and 2.6 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $8.82 and $9.12, respectively, were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.  For the six months ended June 30, 2008 and 2007, options to purchase approximately 2.7 million and 2.4 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of $9.51 and $9.08, respectively, were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

7. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS 142 for the periods ended (in thousands):

	June 30, 2008	December 31, 2007
Goodwill balance at beginning of period	$107,933	$31,587
Goodwill acquired during the period	2,937	76,346
Goodwill impaired during the year	—	—
Goodwill balance at end of period	$110,870	$107,933

In accordance with SFAS 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Upon completion of the annual assessments, the Company determined that goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2008.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$13,390	$13,275
Definite lived intangible assets:
Non-compete agreements	3,326	3,239	26 months
Customer relationships	31,389	31,389	71 months
Developed technology	29,145	27,309	61 months
Other	91	89
Accumulated amortization	(10,950)	(5,879)
	$66,391	$69,422

The weighted-average amortization period for the amortizable intangible assets is approximately 65 months. Total amortization expense was $2.5 million and $5.1 million for the three and six months ended June 30, 2008, respectively. Total amortization expense was $420 thousand and $808 thousand for the three and six months ended June 30, 2007, respectively.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS 142. Upon completion of the annual assessments, the Company determined that its indefinite lived intangible assets were not impaired. In addition, there were no indicators of impairment during the quarter ended June 30, 2008.

As of June 30, 2008, the amortization expense for the next five years is as follows (in thousands):

2008	$5,095
2009	10,062
2010	9,539
2011	9,002
2012	8,743
Thereafter	10,560
Total	$53,001

8. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (“1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of June 30, 2008, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of June 30, 2008, options to purchase a total of 2,402,268 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,496,727 shares of common stock have been issued and exercised and options to purchase 175,433 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of June 30, 2008, the Company had reserved 2,338,572 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of June 30, 2008, options to purchase a total of 1,990,578 shares were held by participants under the plan, 23,810 shares have been issued and exercised and options to purchase a total of 324,184 shares were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 911,250 shares. As of June 30, 2008, options to purchase a total of 375,000 shares of the Company’s common stock and 33,750 restricted shares were held by participants under the plan. As of June 30, 2008, no options have been exercised and restrictions lapsed on 21,250 shares of common stock. In addition, 481,250 shares of common stock were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 603,285 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of June 30, 2008, no shares have been issued under the ESPP.

In connection with the merger with Web.com, the Company assumed five additional stock option plans, the Web.com 2006 Equity Incentive Plan (the “Web.com 2006 Plan”), the Web.com 2005 Equity Incentive Plan (the “Web.com 2005 Plan”), the Web.com 2002 Equity Incentive Plan (the “Web.com 2002 Plan”), the Web.com 2001 Equity Incentive Plan (the “Web.com 2001 Plan”) and the Web.com 1995 Stock Option Plan (the “Web.com 1995 Plan”), collectively referred to as the “Web.com Option Plans”. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of June 30, 2008, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of June 30, 2008, options to purchase a total of 2,163,526 shares of the Company’s common stock were held by participants under the plan and options to purchase 243,360 shares of common stock have been issued and exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (“stock-based awards”) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under this plan was 3,000,000. As of June 30, 2008, options to purchase a total of 866,244 common shares and 279,400 shares of restricted stock were held by participants under the plan, no options have been exercised and 1,854,356 shares of common stock were available for future issuances.

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

	Six months ended June 30,
	2008	2007
Risk-free interest rate	2.23-3.73%	4.41- 5.18%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	39-41%	56-60%

Stock Option Activity

The following table summarizes option activity for the six months ended June 30, 2008 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2007	6,873,462	$0.50 to 193.02	$6.36

Granted	1,242,050	8.74 to 9.31	8.84
Exercised	(146,014)	0.50 to 10.01	4.79
Forfeited	(100,562)	8.70 to 14.05	9.99
Expired	(57,030)	4.22 to 46.55	13.14
Balance, June 30, 2008	7,811,906	0.50 to 193.02	6.68	6.99	$19,261
Exercisable at June 30, 2008	5,270,346	0.50 to 193.02	5.43	5.98	19,231

Compensation costs related to the Company’s stock option plans were $1.9 million and $1.6 million for the six months ended June 30, 2008 and 2007. Compensation costs related to the Company’s stock option plans were $1.0 million and $865 thousand for the three months ended June 30, 2008 and 2007. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of June 30, 2008, the Company had $10.1 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through May 2012.

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $1.7 million and $3.7 million, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $3.50, and $4.90, respectively.  The fair value of shares vested during the six months ended June 30, 2008 and 2007 was $1.8 million and $1.6 million, respectively.

The following activity occurred under the Company’s stock option plans during the six months ended June 30, 2008:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2007	1,834,418	$4.52
Granted	1,242,050	3.50
Vested	(434,346)	4.12
Forfeited	(100,562)	5.06
Unvested at June 30, 2008	2,541,560	4.07

Price ranges of outstanding and exercisable options as of June 30, 2008 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	538,601	3.91	$0.50	538,601	$0.50
$2.00 – $2.99	1,063,488	5.18	2.04	1,063,488	2.04
$3.00 – $3.99	1,425,793	5.25	3.36	1,425,793	3.36
$4.00 – $6.99	386,520	6.94	5.04	378,672	5.05
$7.00 – $9.99	3,122,842	8.48	8.87	1,242,702	8.86
$10.00 – $19.99	1,227,124	8.30	10.76	573,552	11.06
$20.00 - $193.02	47,538	2.27	44.83	47,538	44.83
	7,811,906			5,270,346

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted to non-employee directors under the Company’s 2005 Non-Employee Directors’ Stock Option Plan and the 2008 Equity Incentive Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually between one to four years. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period.  At June 30, 2008, there were 323,150 shares of restricted stock outstanding.

The following activity occurred under the Company’s restricted stock plan during the six months ended June 30, 2008:

Restricted Stock Activity	Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2007	39,500	$9.72
Granted	300,650	8.74
Lapse of restriction	(17,000)	8.70
Restricted stock outstanding at June 30, 2008	323,150	8.86

Compensation expense for the six months ended June 30, 2008 and 2007 was approximately $276 thousand and $27 thousand, respectively. Compensation expense for the three months ended June 30, 2008 and 2007 was approximately $203 thousand and $27 thousand, respectively. As of June 30, 2008, there was approximately $2.6 million of total unamortized compensation cost related to the restricted stock outstanding.

9. Debt

To finance the purchase of the domain name, www.leads.com, in August 2004, LEADS.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The collateral for this note is the www.leads.com domain name. The note is payable in quarterly installments over 5 years. The imputed interest rate is 5.25%. As of June 30, 2008 and December 31, 2007, the remaining balance was $116 thousand and $162 thousand, respectively.

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

10. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases.  The Company had no outstanding borrowings as of June 30, 2008 and had approximately $1.8 million in standby letters of credit.

From time to time the Company may be involved in litigation relating to claims arising out of its operations. There are several outstanding litigation matters that relate to its wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com”), including the following:

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

11. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (“TSA”), an entity in which the Company’s President and Director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three and six months ended June 30, 2008 was $232 thousand and $385 thousand, respectively, and $105 thousand and $44 thousand was accrued at June 30, 2008 and December 31, 2007, respectively. No fees were paid to TSA prior to October 1, 2007.

During the quarter ended June 30, 2008, the Company licensed non-exclusive rights to patents of the Company in exchange for a royalty payment of $100 thousand, to EdgeCast Networks Inc.(“Edgecast”), an entity in which the Company’s President and director, Jeffrey M. Stibel, and one of its other directors, Alex Kazerani, has an equity interests.  Mr. Kazerani is the Chief Executive Officer of, and Mr. Stibel serves as an other director of, Edgecast. The Company had a receivable of $100 thousand from Edgecast as of June 30, 2008.

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

Overview

We believe we are a leading provider, based on our number of subscribers, of Do-It-For-Me and Do-It-Yourself Website building tools, Internet marketing, lead generation and technology solutions that enable small and medium-sized businesses to build and maintain an effective Internet presence. We offer a full range of Web services, including Website design and publishing, Internet marketing and advertising, search engine optimization, e-mail, logo design, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

While still officially incorporated in Delaware as Website Pros, Inc., the Company is in the process of finalizing its legal name change.  The Company is currently doing business as Web.com, having updated its brand, stock symbol and sales and marketing materials and efforts to reflect this new direction.

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

Through the combination of our proprietary Website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. With approximately 271,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of June 30, 2008, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

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

For the six months ended June 30, 2008, subscription revenue accounted for approximately 95% of our total revenue as compared to 92% for the six months ended June 30, 2007. For the three months ended June 30, 2008, subscription revenue accounted for approximately 95% of our total revenue as compared to 92% for the three months ended June 30, 2007. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Professional Services Revenue

We also generate professional services revenue from custom Website design and Do-it-Yourself logo design. Our custom Website design work is typically billed on a fixed price basis and over very short periods. Our Do-It-Yourself logo design is typically billed upon the point-of-sale of the final product, which is created by the customer.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with Statement of Financial Accounting Standards, or SFAS, 123(R), Share Based Payment. Stock-based compensation is amortized over the related vesting periods.

Goodwill and Intangible Assets

In accordance with SFAS 142, Goodwill and Other Intangible Assets, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to ten years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. While we believe it is unlikely that any significant changes to the useful lives of our tangible and intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future operating results.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed, was allocated to goodwill. Management weighed several factors in determining the fair value of amortizable intangibles, which primarily consists of customer relationships, non-compete agreements, trade names, and developed technology, including using valuation studies.

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

Comparison of the Results for the Three Months Ended June 30, 2008 to the Results for the Three Months Ended June 30, 2007

Revenue

	Three months ended June 30,
	2008	2007
	(unaudited)
Revenue:
Subscription	$30,269	$16,049
License	1,119	684
Professional services	589	668
Total revenue	$31,977	$17,401

Total revenue for the three months ended June 30, 2008 increased $14.6 million, or 84%, over the three months ended June 30, 2007.

Subscription Revenue. Subscription revenue increased 89% to $30.3 million in the three months ended June 30, 2008 from $16.0 million in the three months ended June 30, 2007. Subscription revenue increased approximately $12.2 million due to additional revenues resulting from our acquisition of Web.com. In addition, subscription revenue increased by $2.1 million as a result of an increase in our customer base from approximately 80,700 as of June 30, 2007 to approximately 271,000 as of June 30, 2008, of which approximately 173,000 were added in connection with the Web.com acquisition.

The addition of net subscribers decreased to 1,056 in the three months ended June 30, 2008 from 3,974 in the three months ended June 30, 2007. The average monthly turnover decreased to 3.9% in the three months ended June 30, 2008 from 4.8% in the three months ended June 30, 2007.  The average monthly turnover for the three months ended June 30, 2008 included the turnover associated with our acquisitions of Web.com.

License Revenue. License revenue increased 64% to $1.1 million in the three months ended June 30, 2008 from $684 thousand in the three months ended June 30, 2007. This increase was primarily attributable to the newest version release of NetObjects Fusion 11.

Professional Services Revenue. Professional services revenue decreased 12% to $589 thousand in the three months ended June 30, 2008 from $668 thousand in the three months ended June 30, 2007. In April 2008, we sold our outsource call center, which resulted in a decrease of $52 thousand in professional service revenue.

Cost of Revenue

	Three months ended June 30,
	2008	2007
	(unaudited)
Cost of revenue
Subscription	$11,038	$7,286
License	191	179
Professional services	292	299
Total cost of revenue	$11,521	$7,764

Cost of Subscription Revenue. Cost of subscription revenue increased 51% to $11.0 million in the three months ended June 30, 2008 from $7.3 million in the three months ended June 30, 2007. The increase in the cost of subscription revenue of approximately $3.8 million was primarily the result of the costs associated with the increase in our subscriber base since June 30, 2007. More specifically, during the three months ended June 30, 2008, we incurred additional costs of approximately $3.1 million related to the additional subscription revenue associated with customers acquired as part of our acquisition of Web.com.  Further, gross margin on subscription revenue increased to 64% for the three months ended June 30, 2008 from 55% for the three months ended June 30, 2007.

Cost of License Revenue. Cost of license revenue increased 7% to $191 thousand in the three months ended June 30, 2008 from $179 thousand in the three months ended June 30, 2007. This increase was primarily attributable to the manufacturing expense of NetObjects Fusion 11.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 2% to $292 thousand in the three months ended June 30, 2008 from $299 thousand in the three months ended June 30, 2007.

Operating Expenses

	Three months ended June 30,
	2008	2007
	(unaudited)
Operating expenses:
Sales and marketing	$7,606	$4,265
Research and development	2,793	944
General and administrative	5,398	3,169
Depreciation and amortization	3,232	714
Total operating expenses	$19,029	$9,092

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 78% to $7.6 million, or 24% of total revenue, during the three months ended June 30, 2008 from $4.3 million, or 25% of total revenue, during the three months ended June 30, 2007. An increase of $2.5 million in sales and marketing expenses were attributable to the addition of sales and marketing resources in connection with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $510 thousand along with $190 thousand in advertising expenses associated with the promotion of Do-It-Yourself Websites.

Research and Development Expenses. Research and development expenses increased 196% to $2.8 million, or 9% of total revenue, during the three months ended June 30, 2008 from $944 thousand, or 5% of total revenue, during the three months ended June 30, 2007. The increase was primarily due to $1.3 million of additional research and development resources associated with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $380 thousand and an increase of $80 thousand due to the costs of resources related to the ongoing development of NetObjects Fusion.

General and Administrative Expenses. General and administrative expenses increased 70% to $5.4 million, or 17% of total revenue, during the three months ended June 30, 2008 from $3.2 million, or 18% of total revenue, during the three months ended June 30, 2007. The increase was primarily due to $1.3 million of additional general and administrative resources associated with our acquisition of Web.com. In addition, employee compensation and benefits increased $748 thousand.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 353% to  $3.2 million, or 10% of total revenue, during the three months ended June 30, 2008 from $714 thousand, or 4% of total revenue, during the three months ended June 30, 2007. Amortization expense and depreciation expense increased $2.1 million and $449 thousand, respectively, due to increases in definite-lived intangible assets acquired through our acquisitions and the purchase of additional fixed assets.

Net Interest Income. Net interest income decreased 62% to $192 thousand, or 1% of total revenue, during the three months ended June 30, 2008 from $510 thousand, or 3% of total revenue, during the three months ended June 30, 2007. The decrease in interest income was due to the reduction of the cash balance available to invest in money market funds and a reduction in interest rates.

Income tax benefit/expense. We recorded an income tax benefit of $578 thousand during the three-months ended June 30, 2008.  In accordance with SFAS 109 Accounting for Income Taxes , we reevaluated the need for a valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings.

Comparison of the Results for the Six Months Ended June 30, 2008 to the Results for the Six Months Ended June 30, 2007

Revenue

	Six months ended June 30,
	2008	2007
	(unaudited)
Revenue:
Subscription	$60,000	$31,187
License	1,568	1,712
Professional services	1,271	926
Total revenue	$62,839	$33,825

Total revenue for the six months ended June 30, 2008 increased $29.0 million, or 86%, over the six months ended June 30, 2007.

Subscription Revenue. Subscription revenue increased 92% to $60.0 million in the six months ended June 30, 2008 from $31.2 million in the six months ended June 30, 2007. Subscription revenue increased approximately $24.9 million due to additional revenues resulting from our acquisition of Web.com. In addition, subscription revenue increased by $3.9 million as a result of an increase in our customer base from approximately 80,700 as of June 30, 2007 to approximately 271,000 as of June 30, 2008, of which approximately 173,000 were added in connection with the Web.com acquisitions.

The addition of net subscribers increased to 8,346 in the six months ended June 30, 2008 from 6,907 in the six months ended June 30, 2007. The average monthly turnover decreased to 4.0% in the six months ended June 30, 2008 from 5.0% in the six months ended June 30, 2007.  The average monthly turnover for the six months ended June 30, 2008 included the turnover associated with our acquisition of Web.com.

License Revenue. License revenue decreased 8% to $1.6 million in the six months ended June 30, 2008 from $1.7 million in the six months ended June 30, 2007. This decrease was primarily attributable to the timing of the NetObjects Fusion version releases and the natural life cycle of the NetObjects Fusion product.

Professional Services Revenue. Professional services revenue increased 37% to $1.3 million in the six months ended June 30, 2008 from $926 thousand in the six months ended June 30, 2007. Professional services revenue increased approximately $406 thousand due to additional revenue resulting from our acquisition of Submitawebsite and the our sale of an outsource call center, which resulted in a decrease of $91 thousand in professional service revenue.

Cost of Revenue

	Six months ended June 30,
	2008	2007
	(unaudited)
Cost of revenue
Subscription	$21,941	$14,101
License	284	477
Professional services	667	600
Total cost of revenue	$22,892	$15,178

Cost of Subscription Revenue. Cost of subscription revenue increased 56% to $21.9 million in the six months ended June 30, 2008 from $14.1 million in the six months ended June 30, 2007. The increase in the cost of subscription revenue of approximately $7.8 million was primarily the result of the costs associated with the increase in our subscriber base since June 30, 2007. More specifically, during the six months ended June 30, 2008, we incurred additional costs of approximately $6.7 million related to the additional subscription revenue associated with customers acquired as part of our acquisition of Web.com.  Further, gross margin on subscription revenue increased to 63% for the six months ended June 30, 2008 from 55% for the six months ended June 30, 2007.

Cost of License Revenue. Cost of license revenue decreased 40% to $284 thousand in the six months ended June 30, 2008 from $477 thousand in the six months ended June 30, 2007. The decrease in the cost of license revenue was primarily attributable to the timing of the releases of our NetObjects Fusion product.

Cost of Professional Services Revenue. Cost of professional services revenue increased 11% to $667 thousand in the six months ended June 30, 2008 from $600 thousand in the six months ended June 30, 2007. The increase in the cost of professional services revenue was primarily the result of the costs associated with the search engine optimization professional services.

	Six months ended June 30,
	2008	2007
	(unaudited)
Operating expenses:
Sales and marketing	$15,069	$8,212
Research and development	5,431	1,722
General and administrative	10,500	6,077
Depreciation and amortization	6,582	1,395
Total operating expenses	$37,582	$17,406

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 83% to $15.1 million, or 24% of total revenue, during the six months ended June 30, 2008 from $8.2 million, or 24% of total revenue, during the six months ended June 30, 2007. An increase of $5.5 million in sales and marketing expenses was attributable to the addition of sales and marketing resources in connection with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $936 thousand, along with $171 thousand in advertising expenses associated with the promotion of Do-It-Yourself Websites.

Research and Development Expenses. Research and development expenses increased 215% to $5.4 million, or 9% of total revenue, during the six months ended June 30, 2008 from $1.7 million, or 5% of total revenue, during the six months ended June 30, 2007. The increase was primarily due to $2.8 million of additional research and development resources associated with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $725 thousand and an increase of $163 thousand due to the cost of resources related to the ongoing development of NetObjects Fusion.

General and Administrative Expenses. General and administrative expenses increased 73% to $10.5 million, or 17% of total revenue, during the six months ended June 30, 2008 from $6.1 million, or 18% of total revenue, during the six months ended June 30, 2007. The increase was primarily due to $3.3 million of additional general and administrative resources associated with our acquisition of Web.com. In addition, stock and other compensation expenses increased $850 thousand.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 372% to  $6.6 million, or 10% of total revenue, during the six months ended June 30, 2008 from $1.4 million, or 4% of total revenue, during the six months ended June 30, 2007. Amortization expense and depreciation expense increased $4.3 million and $924 thousand, respectively, due to increases in definite-lived intangible assets acquired through our acquisitions and the purchase of additional fixed assets.

Net Interest Income. Net interest income decreased 56% to $448 thousand, or 1% of total revenue, during the six months ended June 30, 2008 from $1.0 million, or 3% of total revenue, during the six months ended June 30, 2007. The decrease in interest income was due to the reduction of the cash balance available to invest in money market funds and a reduction in interest rates.

Income tax expense. Income tax expense decreased to $66 thousand during the six months ended June 30, 2008 from $1.1 million during the six months ended June 30, 2007. In accordance with SFAS 109 Accounting for Income Taxes, we reevaluated the need for a valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings. As a result of this evaluation, we reduced our deferred tax valuation allowance in the six months ended June 30, 2008, which resulted in a benefit of $1.3 million.

Liquidity and Capital Resources

As of June 30, 2008, we had $31.3 million of unrestricted cash and cash equivalents and $21.4 million in working capital, as compared to $29.7 million of cash and cash equivalents and $16.5 million in working capital as of December 31, 2007.

Net cash provided by operations for the six months ended June 30, 2008 was $4.0 million as compared to the net cash provided by operations of $4.6 million for the six months ended June 30, 2007. This decrease was a result of the increases in net income (before taxes and depreciation/amortization) offset primarily by our one-time net payments of $5.0 million associated with the accrued restructuring and other costs paid during the six months ended June 30, 2008, which was accrued in connection with the Web.com acquisition.

Net cash used in investing activities in the six months ended June 30, 2008 was $2.1 million as compared to the net cash used in investing activities during the six months ended June 30, 2007 of $3.5 million. During the six months ended June 30, 2008, we acquired certain assets of LogoYes.com and Design Logic, Inc. totaling approximately $4.6 million, including acquisition expenses. We received proceeds from the sales of restricted investments totaling $7.0 million and reinvested $2.5 million of those proceeds. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. In addition, we purchased $3.2 million of real property and equipment and paid off a note payable and the related restricted cash was released and classified as unrestricted cash. During the six months ended June 30, 2007, we acquired substantially all of the assets and select liabilities of Submitawebsite, Inc. totaling approximately $2.1 million, including acquisition expenses, made payments totaling $500 thousand to Renovationexperts.com due to contingent conditions being fulfilled in accordance with the purchase agreement, and purchased property and equipment totaling $615 thousand.

Net cash used in financing activities in the six months ended June 30, 2008 was $360 thousand as compared to the net cash provided by financing activities of $1.1 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, we paid $1.1 million to satisfy debt obligations and received proceeds from the exercise of stock options of $780 thousand.

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

Off-Balance Sheet Arrangements

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases.  The Company had no outstanding borrowings as of June 30, 2008 and had approximately $1.8 million in standby letters of credit.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 3% of our total revenue in the three months ended June 30, 2008 and 2007 and 2% and 4% of our total revenue in the six months ended June 30, 2008 and 2007, respectively. Sales in Germany represented approximately 72% of our international revenue in the three months ended June 30, 2008 and 2007 and 68% and 64% of our international revenue in the six months ended June 30, 2008 and 2007, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $31.3 million and $29.7 million at June 30, 2008 and December 31, 2007, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. We do not hold any auction rate securities and we have no reason to believe that any of the cash equivalents that we hold are illiquid.

Item 4.                                    Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in internal controls.

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS 5 “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of any current litigation will have a materially adverse impact on our financial condition, cash flows, or results of operations.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 85% of our new customers in the year ended December 31, 2007, and approximately 20% in the six months ended June 30, 2008, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2007 and 2006, 45% and 47%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the six months ended June 30, 2008 and 2007, 29% and 28%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the LogoYes asset purchase in June 2008. Integrating this recently acquired business and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate the LogoYes asset purchase, or any future acquisitions could seriously harm our business.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our recent acquisition of LogoYes, we recorded $2.5 million of goodwill and $2.0 million of intangible assets. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income for the year ended December 31, 2007, we have not historically been profitable and may not be profitable in future periods. As of June 30, 2008, we had an accumulated deficit of approximately $55.1 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 648 full-time employees as of June 30, 2007 to 822 full-time employees as of June 30, 2008. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

Item 4.                                    Submission of Matters to a Vote of Security Holders.

       We held our Annual Meeting of Stockholders on May 13, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter:

1.                                    The election of the following three directors to hold office until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and have qualified:

Director Name	Shares voted for	Voting Authority Withheld
David L. Brown	25,356,748	349,859
Timothy I. Maudlin	25,398,823	307,784
Alex Kazerani	25,556,266	150,341

2.                                    To approve the Certificate of Amendment to the Certificate of Incorporation:

Shares Voted			Broker
For	Against	Abstaining	Non-Votes
25,668,794	23,777	14,036	—

3.                                  To approve the 2008 Equity Incentive Plan:

Shares Voted			Broker
For	Against	Abstaining	Non-Votes
12,557,695	9,349,591	66,079	3,733,242

4.                                    The ratification of the selection of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ended December 31, 2008:

Shares Voted			Broker
For	Against	Abstaining	Non-Votes
25,638,233	62,813	5,561	—

Item 5.                                    Other Information

Not applicable.

Item 6.                                    Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(1)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(1)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(1)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(1)

10.1	2008 Equity Incentive Plan (3)+

10.2	Compensatory Arrangements of Certain Officers.(4)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(5)

+	Indicates management contract or compensatory plan.
(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (00-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(3)	Filed as Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 23, 2008.
(5)

The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Website Pros, Inc.
(Registrant)

August 7, 2008	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Website Pros, Inc.(1)

3.2	Amended and Restated Bylaws of Website Pros, Inc.(2)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(1)

4.4	Warrant dated December 10, 2003, exercisable for 208,405 shares of common stock.(1)

4.5	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(1)

10.1	2008 Equity Incentive Plan (3)+

10.2	Compensatory Arrangement of Certain Officers.(4)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(5)

+	Indicates management contract or compensatory plan.
(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (00-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(3)	Filed as Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008 and incorporated herein by reference.
(5)

The certification attached as Exhibits 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Website Pros, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.