Form 10-Q
period 2008-09-30
WEB.COM GROUP, INC.
filed 2008-11-07
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-51595

Web.com Group, Inc.
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

Common Stock, par value $0.001 per share, outstanding as of October 31, 2008: 27,560,765

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Subscription	$29,224	$16,820	$89,224	$48,006
License	560	383	2,128	2,095
Professional services	822	613	2,093	1,539
Total revenue	30,606	17,816	93,445	51,640
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	10,776	7,124	32,717	21,225
License	149	190	433	667
Professional services	327	347	994	947
Total cost of revenue	11,252	7,661	34,144	22,839
Gross profit	19,354	10,155	59,301	28,801
Operating expenses:
Sales and marketing (a)	7,345	4,202	22,414	12,413
Research and development (a)	2,394	915	7,825	2,637
General and administrative (a)	4,557	3,271	15,057	9,348
Restructuring charges	529	242	529	242
Depreciation and amortization	3,395	719	9,976	2,113
Total operating expenses	18,220	9,349	55,801	26,753
Income from operations	1,134	806	3,500	2,048
Interest, net	188	528	635	1,539
Income before income taxes	1,322	1,334	4,135	3,587
Income tax expense	30	942	96	2,011
Net income	$1,292	$392	$4,039	$1,576
Basic net income attributable per common share	$0.05	$0.02	$0.15	$0.09
Diluted net income attributable per common share	$0.04	$0.02	$0.13	$0.08
Basic weighted average common shares outstanding	27,944	17,989	27,767	17,603
Diluted weighted average common shares outstanding	30,169	19,944	30,416	19,768

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$93	$57	$257	$168
Sales and marketing	256	175	695	508
Research and development	105	67	321	206
General and administrative	879	618	2,229	1,718
	$1,333	$917	$3,502	$2,600

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$33,615	$29,746
Restricted investments	—	4,805
Accounts receivable, net of allowance of $678 and $791, respectively	6,197	6,204
Inventories, net of reserves of $73 and $67, respectively	50	26
Prepaid expenses	1,231	4,248
Prepaid marketing fees	714	793
Deferred taxes	1,818	1,723
Other current assets	487	759
Total current assets	44,112	48,304
Restricted investments	316	1,675
Property and equipment, net	9,123	7,153
Goodwill	111,783	107,933
Intangible assets, net	64,702	69,422
Other assets	337	526
Total assets	$230,373	$235,013

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,098	$2,034
Accrued expenses	8,135	9,097
Accrued restructuring costs and other reserves	2,905	10,484
Deferred revenue	8,570	8,501
Accrued marketing fees	402	279
Notes payable, current	88	1,186
Obligations under capital leases, current	—	1
Other liabilities	161	197
Total current liabilities	22,359	31,779
Accrued rent expense	378	105
Deferred revenue	140	147
Notes payable	—	59
Accrued restructuring costs and other reserves	1,533	3,116
Deferred tax liabilities	3,351	3,351
Other long-term liabilities	94	25
Total liabilities	27,855	38,582

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,837,371 and 27,472,686 shares issued and outstanding at September 30, 2008 and December 31, 2007	28	27
Additional paid-in capital	258,737	254,208
Treasury Stock, at cost, 438,934 shares	(2,482)	—
Accumulated deficit	(53,765)	(57,804)
Total stockholders’ equity	202,518	196,431
Total liabilities and stockholders’ equity	$230,373	$235,013

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$4,039	$1,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,976	2,113
Gain on disposal of assets	(1)	—
Stock-based compensation expense	3,502	2,600
Restructuring costs	529	242
Deferred income tax	(95)	1,875
Changes in operating assets and liabilities:
Accounts receivable	52	(13)
Inventories	(24)	39
Prepaid expenses and other assets	3,108	(2)
Accounts payable, accrued expenses and other liabilities	(10,551)	84
Deferred revenue	(326)	341
Net cash provided by operating activities	10,209	8,855

Cash flows from investing activities
Business acquisitions	(4,573)	7,812
Proceeds from sale of investments	8,500	—
Purchase of investments	(3,502)	—
Change in restricted investments	1,228	—
Purchase of property and equipment	(4,436)	(3,190)
Investment in intangible assets	(945)	(102)
Net cash (used in) provided by investing activities	(3,728)	4,520

Cash flows from financing activities
Stock issuance costs	(19)	—
Common stock repurchased	(2,482)	—
Payments of debt obligations	(1,158)	(156)
Proceeds from exercise of stock options	1,047	1,248
Net cash (used in) provided by financing activities	(2,612)	1,092

Net increase in cash and cash equivalents	3,869	14,467
Cash and cash equivalents, beginning of period	29,746	42,155
Cash and cash equivalents, end of period	$33,615	$56,622

Supplemental cash flow information
Interest paid	$25	$13
Income taxes paid	$126	$199

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (formerly known as Website Pros, Inc.) (the Company) is a provider of Do-It-For-Me and Do-It-Yourself Website building tools, Internet marketing, lead generation, and technology solutions that enable small and medium-sized businesses to build and maintain an effective Internet presence. The Company offers a full range of web services, including Website design and publishing, Internet marketing and advertising, search engine optimization, e-mail, logo design, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

The Company is currently doing business as Web.com, having updated its brand, stock symbol and sales and marketing materials and efforts to reflect this new name.

The Company has reviewed the criteria of Statement of Financial Accounting Standards (SFAS) 131, Disclosures About Segments of an Enterprise and Related Information and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, and the related notes to the consolidated financial statements for the nine months ended September 30, 2008 and 2007 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2007, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2008, and the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

Goodwill and Other Intangible Assets

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2007 and determined that the carrying amount of goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2008.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS 141, Business Combinations and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS 142. The Company completed its annual impairment test during the fourth quarter of 2007 and determined that the carrying value of its indefinite-lived intangible assets was not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the FASB) issued SFAS 141 (revised 2007), Business Combinations (SFAS 141(R)). SFAS 141(R) retains the fundamental requirements of SFAS 141, but revises certain applications of the Standard to improve the financial reporting of business combinations. Some of these revisions include, to recognize assets acquired, liabilities assumed with contractual obligations and any noncontrolling interests at fair market value as of the date of purchase, to recognize other contingencies using the “more likely than not” definition from FASB Concepts Statement No. 5, Elements of Financial Statements, to recognize consideration and contingent consideration at fair market value as of the date of purchase, and to expense acquisition-related costs as incurred. SFAS 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of this Standard is not permitted. The Company has not completed its assessment of the impact SFAS 141(R) will have on its financial position, results of operations, cash flows or disclosure.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain nonfinancial instruments that are similar to financial instruments, at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within the implementation year. The Company has elected not to measure eligible items at fair value and, as such, the adoption of this statement in the quarter ended March 31, 2008 did not have an impact on its financial position, results of operations, cash flows or disclosures.

3. Business Combinations

Acquisition of certain assets from LogoYes.com and Design Logic, Inc.

On June 18, 2008, the Company acquired certain assets from LogoYes.com and Design Logic, Inc. (collectively, LogoYes). The Company believes that the LogoYes asset acquisition enhances its ability to continue to provide services to small and medium -sized businesses by offering Do-it-Yourself logo design. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $4.5 million plus $176 thousand in transaction costs, which included $900 thousand deposited in an escrow account to address any breaches of representations and warranties. Any amounts remaining in the escrow account will be released to LogoYes eighteen months after the closing date.

The results of operations of LogoYes for the period from June 18, 2008 through September 30, 2008 are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2008.

As of September 30, 2008, the purchase accounting for this acquisition is still subject to final adjustment primarily for completion of the valuation of intangible assets.

The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired on June 18, 2008 (in thousands):

Tangible current assets	$25
Developed technology	1,301
Non-compete	95
Trade names	115
Goodwill	3,140
Net assets acquired	$4,676

The intangible assets are being amortized over a three to four year period, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

Acquisition of Web.com

On September 30, 2007, the Company completed the transactions contemplated by the Agreement and Plan of Merger and Reorganization executed on June 26, 2007 (the Merger Agreement) by and among the Company, Augusta Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Merger Sub) and Web.com, Inc., a Minnesota corporation (Web.com) pursuant to which Web.com merged with and into Merger Sub (the Merger). The Merger was approved by the stockholders of the Company and the shareholders of Web.com on September 25, 2007. The Company believes that the Web.com merger united two market leaders to create a single company with solutions that can better meet the diverse Web services needs of small and medium sized businesses. In addition, the Company expects it will be able to leverage cost savings and take advantage of cross-selling opportunities across its significantly expanded customer base.

Web.com is a leader in providing simple, yet powerful solutions for Websites and web services. In addition, Web.com offers do-it-yourself and professional Website design, web hosting, e-commerce, web marketing and e-mail.

In consideration for the Merger, shareholders of Web.com received either (a) to the extent the shareholder made an effective cash election with respect to the shares of Web.com common stock held by such shareholder, approximately $2.36749 per share of Web.com common stock and approximately 0.43799 shares of common stock of the Company for each share of common stock of Web.com held by such shareholder and (b) to the extent the shareholder made an effective stock election, or made no election, with respect to the shares of Web.com common stock held by such shareholder, 0.6875 shares of common stock of the Company for each share of Web.com common stock held by such shareholder. In the aggregate, the Company issued approximately 9.2 million shares of the Company’s stock and paid $25 million in cash to Web.com shareholders. In addition, under the terms of the Merger Agreement, each outstanding vested option to purchase shares of Web.com common stock converted into and became a vested option to purchase the Company’s common stock, and the Company assumed such option in accordance with the terms of the stock option plan or agreement under which that option was issued. The number of shares of Web.com Group, Inc. common stock an option holder is entitled to purchase and the price of those options was subject to an option exchange ratio calculated in accordance with the Merger Agreement. In the aggregate, Web.com option holders are now entitled to purchase an aggregate of approximately 2.4 million shares of the Company’s common stock at a weighted average exercise price of $5.61 per share.

The Merger was accounted for using the purchase method of accounting under U.S. generally accepted accounting principles. Under the purchase method of accounting, the Company is considered the acquirer of Web.com for accounting purposes and the total purchase price was allocated to the assets acquired and liabilities assumed from Web.com based on their fair values as of September 30, 2007. Under the purchase method of accounting, the total consideration was approximately $132.1 million, which includes the issuance of the Company’s common stock valued at approximately $88.6 million, the assumption of stock options with a fair value of $16.5 million and cash payments of $25.0 million. The Company’s transaction costs related to this merger, including legal fees, investment-banking fees, due diligence expenses, filing and printing fees, was approximately $2.1 million. The estimated value of the common stock was calculated using the average the Company’s common stock price three days before and after the merger announcement. The average stock price used to calculate the purchase price was $9.68.

The following table summarizes the Company’s purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on September 30, 2007 (in thousands):

Tangible current assets	$19,581
Tangible non-current assets	9,239
Customer relationships	27,100
Developed technology	26,200
Non-compete	1,300
Trade names	8,500
Goodwill	73,914
Deferred tax assets	20,773
Current liabilities	(16,001)
Accrued restructuring costs and other reserves	(10,891)
Non-current liabilities	(606)
Non-current restructuring costs and other reserves	(3,291)
Deferred tax liabilities	(24,000)
Net assets acquired	$131,818

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

The financial information in the table below summarizes the combined results of operations of the Company and Web.com on a pro forma basis for the three and nine months ended September 30, 2007, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the three and nine month period set forth below. The pro forma results for the three and nine months ended September 30, 2007 include $7.1 million of Web.com non-recurring expenses, which consisted mainly of restructuring costs, legal and other merger related expenses.

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenue	$31,219	$91,343
Net loss	(8,695)	(13,546)
Basic and diluted net loss per common share	(0.32)	(0.51)

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Submitawebsite, Inc.

On March 31, 2007, the Company acquired substantially all of the assets of and assumed certain liabilities from Submitawebsite, Inc. (Submitawebsite), based in Scottsdale, Arizona, which is a leader in natural Search Engine Optimization (SEO), a technology which aligns a Website's code and content with strategic keyword phrase targeting. The Company believes that the Submitawebsite acquisition will allow the Company to leverage and deepen relationships with both companies’ customer bases. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $2.3 million and $30 thousand of transaction costs, subject to certain adjustments based on the final balance sheet of Submitawebsite as of March 31, 2007. In addition, if certain requirements are met, such as key employee retention and revenue performance, during the twelve-month periods following March 31, 2007 and 2008, the Company will pay Submitawebsite contingent consideration up to an additional $250 thousand per year, which will be recorded as goodwill upon satisfaction of terms. As of March 31, 2008, the former owner of Submitawebsite met the first year’s conditions referred to above, which was disbursed in April 2008.

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

4. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of September 30, 2008 the Company had a $3.1 million liability remaining for these restructuring costs and other reserves. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. As of September 30, 2008, the Company had a $879 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2007, the Company executed a plan to restructure operations, which included the termination of certain employees and the closing of certain facilities (the 2007 Plan) in September 2007. In accordance with the 2007 Plan, the Company closed its facilities in Los Angeles, California and Seneca Falls, New York. The closure of these locations resulted in the termination of four employees. The Company recorded facility exit costs of $15 thousand, severance costs of $77 thousand for terminated employees, and $3 thousand in asset disposals. In addition, the Company restructured other operations by terminating two employees and recorded a restructuring expense of $148 thousand. As of September 30, 2008, the Company has paid these restructuring costs.

During the quarter ended September 30, 2008, the Company recorded aggregate charges of $529 thousand for restructuring, which principally comprised of contract termination costs. The Company decided to use existing in-house resources to assist with the future development of its NetObjects Fusion product and terminated its contract for outsourced development. Furthermore, we are evaluating strategic alternatives for the NetObjects Fusion license business as we no longer consider it core to our predominantly subscription business model. As of September 30, 2008, the Company had a $479 thousand liability remaining for these restructuring costs. These costs are expected to be paid through December 2008.

The table below summarizes the activity of accrued restructuring costs and other reserves during the nine months ended September 30, 2008 (in thousands):

	Balance as of December 31, 2007	Additions	Cash Payments	Change in Estimates	Balance as of September 30, 2008
Restructuring costs	$2,757	$529	$(1,928)	$—	$1,358
Merger related costs	10,843	—	(7,478)	(285)	3,080

Balance	$13,600	$529	$(9,406)	$(285)	$4,438

5. Income Taxes

The Company accounts for income taxes under the provisions of SFAS 109, Accounting for Income Taxes, using the liability method. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

The Company calculates its income tax liability in accordance with FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The Company is subject to audit by the IRS and various states for all years since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of September 30, 2008, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2008. In addition, there were no changes to the unrecognized tax benefit during the nine months ended September 30, 2008.

Prior to adjustments to its deferred tax asset valuation reserves, the Company calculated income tax expense of $2.1 million and $2.0 million in the nine months ended September 30, 2008 and 2007, respectively, and $691 thousand and $942 thousand in the three months ended September 30, 2008 and 2007, respectively, based upon its estimated annual effective rate. In accordance with SFAS 109 Accounting for Income Taxes , the Company reevaluated the need for a valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, the Company reduced its deferred tax valuation allowance in the three and nine months ended September 30, 2008 and recognized tax benefits of $661 thousand and $2.0 million, respectively, which increased dilutive earnings per share by $0.02 and $0.06 in the three and nine months ended September 30, 2008, respectively. The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings.

Therefore, the Company recognized a tax expense of $30 thousand for the three months ended September 30, 2008 and $96 thousand for the nine months ended September 30, 2008.

6. Earnings per Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2008 and 2007 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$1,292	$392	$4,039	$1,576

Weighted average outstanding shares of common stock	27,944	17,989	27,767	17,603
Dilutive effect of stock options	1,954	1,485	2,333	1,695
Dilutive effect of warrants	133	193	177	192
Dilutive effect of escrow shares	138	277	139	278
Common stock and common stock equivalents	30,169	19,944	30,416	19,768
Net income per common share:
Basic	$0.05	$0.02	$0.15	$0.09
Diluted	$0.04	$0.02	$0.13	$0.08

For the three months ended September 30, 2008 and 2007, options to purchase approximately 4.8 million and 2.4 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, options to purchase approximately 4.0 million and 2.4 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock of were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

7. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS 142 for the periods ended (in thousands):

	September 30, 2008	December 31, 2007
Goodwill balance at beginning of period	$107,933	$31,587
Goodwill acquired during the period	3,850	76,346
Goodwill impaired during the year	—	—
Goodwill balance at end of period	$111,783	$107,933

In accordance with SFAS 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Upon completion of the annual assessments, the Company determined that goodwill was not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2008.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$13,390	$13,275
Definite lived intangible assets:
Non-compete agreements	3,334	3,239	23 months
Customer relationships	32,735	31,389	67 months
Developed technology	28,610	27,309	58 months
Other	92	89
Accumulated amortization	(13,459)	(5,879)
	$64,702	$69,422

The weighted-average amortization period for the amortizable intangible assets is approximately 62 months. Total amortization expense was $2.5 million and $7.6 million for the three and nine months ended September 30, 2008, respectively. Total amortization expense was $412 thousand and $1.2 million for the three and nine months ended September 30, 2007, respectively.

On September 22, 2008, the Company purchased approximately 9,300 customers at a cost of $1.3 million, which included $355 thousand liability for service to be provided to the acquired customers. The customer relationship intangible asset is to be amortized over a four-year period.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS 142. Upon completion of the annual assessments, the Company determined that its indefinite lived intangible assets were not impaired. In addition, there were no indicators of impairment during the quarter ended September 30, 2008.

The Company will complete its annual impairment tests of goodwill and other indefinite lived intangible assets in the fourth quarter of 2008. In light of current market conditions and the volatility in the price of the Company’s common stock, management and the audit committee expect to carefully analyze all relevant factors, including the Company’s current market value, legal factors, operating performance and the business climate, to evaluate whether its assets are impaired.

As of September 30, 2008, the amortization expense for the next five years is as follows (in thousands):

2008	$2,601
2009	10,267
2010	9,744
2011	9,207
2012	8,933
Thereafter	10,560
Total	$51,312

8. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (1999 Plan) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of September 30, 2008, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of September 30, 2008, options to purchase a total of 2,393,731 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,502,035 shares of common stock have been issued and exercised and options to purchase 178,662 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the 2005 Plan) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of September 30, 2008, the Company had reserved 2,341,801 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of September 30, 2008, options to purchase a total of 1,961,804 shares and 10,000 restricted shares were held by participants under the plan, 23,810 shares have been issued and exercised and options to purchase a total of 346,187 shares were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 911,250 shares. As of September 30, 2008, options to purchase a total of 375,000 shares of the Company’s common stock and 33,750 restricted shares were held by participants under the plan. As of September 30, 2008, no options have been exercised and restrictions lapsed on 21,250 shares of common stock. In addition, 481,250 shares of common stock were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 603,285 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of September 30, 2008, no shares have been issued under the ESPP.

In connection with the merger with Web.com, the Company assumed five additional stock option plans, the Web.com 2006 Equity Incentive Plan (the Web.com 2006 Plan), the Web.com 2005 Equity Incentive Plan (the Web.com 2005 Plan), the Web.com 2002 Equity Incentive Plan (the Web.com 2002 Plan), the Web.com 2001 Equity Incentive Plan (the Web.com 2001 Plan) and the Web.com 1995 Stock Option Plan (the Web.com 1995 Plan), collectively referred to as the Web.com Option Plans. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years. Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant. As of September 30, 2008, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans. Of the total reserved as of September 30, 2008, options to purchase a total of 2,072,302 shares of the Company’s common stock were held by participants under the plan and options to purchase 321,058 shares of common stock have been issued and exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the 2008 Plan), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under this plan was 3,000,000. As of September 30, 2008, options to purchase a total of 858,524 common shares and 279,400 shares of restricted stock were held by participants under the plan, no options have been exercised and 1,862,076 shares of common stock were available for future issuances.

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

	Nine months ended September 30,
	2008	2007
Risk-free interest rate	2.23-3.73%	4.00- 5.18%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	39-41%	54-60%

Stock Option Activity

The following table summarizes option activity for the nine months ended September 30, 2008 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2007	6,873,462	$0.50 to 193.02	$6.36

Granted	1,311,750	6.53 to 9.31	8.72
Exercised	(229,020)	0.50 to 12.00	4.21
Forfeited	(178,827)	6.53 to 14.05	9.70
Expired	(91,714)	3.25 to 193.02	11.93
Balance, September 30, 2008	7,685,651	0.50 to 185.46	6.68	6.68	$9,197
Exercisable at September 30, 2008	5,394,837	0.50 to 185.46	5.59	5.73	9,197

Compensation costs related to the Company’s stock option plans were $2.9 million and $2.5 million for the nine months ended September 30, 2008 and 2007. Compensation costs related to the Company’s stock option plans were $1.0 million and $848 thousand for the three months ended September 30, 2008 and 2007. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of September 30, 2008, the Company had $8.9 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through July 2012.

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $1.1 million and $4.3 million, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $3.45, and $4.92, respectively. The fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $2.7 million and $2.5 million, respectively.

The following activity occurred under the Company’s stock option plans during the nine months ended September 30, 2008:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at December 31, 2007	1,834,418	$4.52
Granted	1,311,750	3.45
Vested	(676,527)	4.01
Forfeited	(178,827)	4.85
Unvested at September 30, 2008	2,290,814	4.04

Price ranges of outstanding and exercisable options as of September 30, 2008 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.50	538,601	3.66	$0.50	538,601	$0.50
$ 2.00 – $2.99	1,021,130	4.86	2.01	1,021,130	2.01
$ 3.00 – $3.99	1,385,843	4.94	3.55	1,385,843	3.55
$ 4.00 – $6.99	450,186	7.10	5.26	394,292	5.08
$ 7.00 – $9.99	3,056,669	8.17	8.87	1,374,209	8.88
$10.00 – $19.99	1,186,658	7.84	10.77	634,198	11.01
$20.00 - $185.46	46,564	1.67	44.91	46,564	44.91
	7,685,651			5,394,837

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted to employees and non-employee directors under the Company’s 2005 Equity Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and the 2008 Equity Incentive Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually between one to four years. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period. At September 30, 2008, there were 323,150 shares of restricted stock outstanding.

The following activity occurred under the Company’s restricted stock plan during the nine months ended September 30, 2008:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2007	39,500	$9.72
Granted	300,650	8.74
Lapse of restriction	(17,000)	8.70
Restricted stock outstanding at September 30, 2008	323,150	8.86

Compensation expense for the nine months ended September 30, 2008 and 2007 was approximately $596 thousand and $95 thousand, respectively. Compensation expense for the three months ended September 30, 2008 and 2007 was approximately $320 thousand and $69 thousand, respectively. As of September 30, 2008, there was approximately $2.3 million of total unamortized compensation cost related to the restricted stock outstanding.

9. Debt

To finance the purchase of the domain name, www.leads.com, in August 2004, LEADS.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The collateral for this note is the www.leads.com domain name. The note is payable in quarterly installments over 5 years. The imputed interest rate is 5.25%. As of September 30, 2008 and December 31, 2007, the remaining balance was $88 thousand and $162 thousand, respectively.

At the closing of the Web.com merger on September 30, 2007, the Company assumed approximately $1.3 million in outstanding indebtedness to US Bancorp Oliver-Allen Technology. The promissory note was payable through January 2009 in monthly installments of approximately $94 thousand and had an interest rate of 6.75%. In addition, the promissory note was collateralized by $1.3 million of cash, which was included in non-current restricted investments as of December 31, 2007. As of December 31, 2007, the remaining balance was $1.1 million. This promissory note was paid in full in March 2008.

10. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had no outstanding borrowings as of September 30, 2008 and had approximately $1.8 million in standby letters of credit.

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

In addition to the matters described above, the Company is involved in other legal matters that are either immaterial or within the ordinary course of routine litigation incidental to our business. The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

11. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (TSA), an entity in which the Company’s President and Director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three and nine months ended September 30, 2008 was $407 thousand and $792 thousand, respectively, and $169 thousand and $44 thousand was accrued at September 30, 2008 and December 31, 2007, respectively. No fees were paid to TSA prior to October 1, 2007.

12. Subsequent Events

Subsequent to September 30, 2008, the Company formulated a plan to reduce excess capacity in its sales headcount and re-engineer certain processes in its operations which it expects to implement before year-end. Accordingly, the Company expects to record a restructuring charge of approximately $350 thousand for related severance benefits in the fourth quarter of 2008.

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

The Company is currently doing business as Web.com, having updated its brand, stock symbol and sales and marketing materials and efforts to reflect this new name.

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

Through the combination of our proprietary Website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing Websites on behalf of our customers. With approximately 274,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of September 30, 2008, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective Internet presence.

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

The Web.com product line subscription revenue is primarily generated from shared and dedicated hosting, managed services, e-commerce services, applications hosting and domain name registrations. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customer’s expected service period. Deferred revenue represents the liability for advance billings to customers for services not yet provided.

For the nine months ended September 30, 2008, subscription revenue accounted for approximately 95% of our total revenue as compared to 93% for the nine months ended September 30, 2007. For the three months ended September 30, 2008, subscription revenue accounted for approximately 95% of our total revenue as compared to 94% for the three months ended September 30, 2007. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

We will complete our annual impairment test of goodwill and other indefinite lived intangible assets in the fourth quarter of 2008. In light of current market conditions and the volatility in the price of our common stock, management and the audit committee expect to carefully analyze all relevant factors, including our current market value, legal factors, operating performance and the business climate, to evaluate whether our assets are impaired.

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

Comparison of the Results for the Three Months Ended September 30, 2008 to the Results for the Three Months Ended September 30, 2007

Revenue

	Three months ended September 30,
	2008	2007
	(unaudited)
Revenue:
Subscription	$29,224	$16,820
License	560	383
Professional services	822	613
Total revenue	$30,606	$17,816

Total revenue for the three months ended September 30, 2008 increased $12.8 million, or 72%, over the three months ended September 30, 2007.

Subscription Revenue. Subscription revenue increased 74% to $29.2 million in the three months ended September 30, 2008 from $16.8 million in the three months ended September 30, 2007. Subscription revenue increased approximately $11.6 million due to additional revenues resulting from our acquisition of Web.com. In addition, subscription revenue increased by $1.4 million as a result of an increase in our customer base from approximately 82,000 as of September 30, 2007 to approximately 274,000 as of September 30, 2008, of which approximately 173,000 were added in connection with the Web.com acquisition, which was offset by a decrease in our average revenue per customer totaling $574 thousand.

The addition of net subscribers increased to 2,698 in the three months ended September 30, 2008 from 1,272 in the three months ended September 30, 2007. The net subscriber increase includes approximately 9,300 customers we acquired on September 22, 2008. The average monthly turnover decreased to 4.0% in the three months ended September 30, 2008 from 5.2% in the three months ended September 30, 2007. The average monthly turnover for the three months ended September 30, 2008 included the turnover associated with our acquisitions of Web.com.

License Revenue. License revenue increased 46% to $560 thousand in the three months ended September 30, 2008 from $383 thousand in the three months ended September 30, 2007. License revenue increased due to the timing of the NetObjects Fusion version releases and the natural life cycle of the product.

Professional Services Revenue. Professional services revenue increased 34% to $822 thousand in the three months ended September 30, 2008 from $613 thousand in the three months ended September 30, 2007. In June 2008, we acquired a Do-it-Yourself logo product to offer to our customers. Sales from this new product was approximately $171 thousand in the three months ended September 30, 2008.

Cost of Revenue

	Three months ended September 30,
	2008	2007
	(unaudited)
Cost of revenue
Subscription	$10,776	$7,124
License	149	190
Professional services	327	347
Total cost of revenue	$11,252	$7,661

Cost of Subscription Revenue. Cost of subscription revenue increased 51% to $10.8 million in the three months ended September 30, 2008 from $7.1 million in the three months ended September 30, 2007. The increase in the cost of subscription revenue of approximately $3.7 million was primarily the result of the costs associated with the increase in our subscriber base since September 30, 2007. More specifically, during the three months ended September 30, 2008, we incurred additional costs of approximately $2.7 million related to the additional subscription revenue associated with customers acquired as part of our acquisition of Web.com. Further, gross margin on subscription revenue increased to 63% for the three months ended September 30, 2008 from 58% for the three months ended September 30, 2007.

Cost of License Revenue. Cost of license revenue decreased 22% to $149 thousand in the three months ended September 30, 2008 from $190 thousand in the three months ended September 30, 2007.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 6% to $327 thousand in the three months ended September 30, 2008 from $347 thousand in the three months ended September 30, 2007.

Operating Expenses

	Three months ended September 30,
	2008	2007
	(unaudited)
Operating expenses:
Sales and marketing	$7,345	$4,202
Research and development	2,394	915
General and administrative	4,557	3,271
Restructuring charges	529	242
Depreciation and amortization	3,395	719
Total operating expenses	$18,220	$9,349

Sales and Marketing Expenses. Sales and marketing expenses increased 75% to $7.3 million, or 24% of total revenue, during the three months ended September 30, 2008 from $4.2 million, or 24% of total revenue, during the three months ended September 30, 2007. An increase of $1.8 million in sales and marketing expenses was attributable to the addition of sales and marketing resources in connection with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $905 thousand along with $349 thousand in advertising expenses associated with the promotion of Do-It-Yourself Websites.

Research and Development Expenses. Research and development expenses increased 162% to $2.4 million, or 8% of total revenue, during the three months ended September 30, 2008 from $915 thousand, or 5% of total revenue, during the three months ended September 30, 2007. The increase was primarily due to $1.2 million of additional research and development resources associated with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $400 thousand and a decrease of $138 thousand due to the reduction of costs associated with the contract termination of our outsourced software developer for NetObjects Fusion.

General and Administrative Expenses. General and administrative expenses increased 39% to $4.6 million, or 15% of total revenue, during the three months ended September 30, 2008 from $3.3 million, or 18% of total revenue, during the three months ended September 30, 2007. The increase was primarily due to $853 thousand of additional general and administrative resources associated with our acquisition of Web.com. In addition, employee compensation and benefits and professional service fees increased $156 thousand and $183 thousand, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 372% to $3.4 million, or 11% of total revenue, during the three months ended September 30, 2008 from $719 thousand, or 4% of total revenue, during the three months ended September 30, 2007. Amortization expense and depreciation expense increased $2.1 million and $581 thousand, respectively, due to increases in definite-lived intangible assets acquired through our acquisitions and the purchase of additional fixed assets

Restructuring charges. During the quarter ended September 30, 2008, we recorded $529 thousand for restructuring charges, which principally comprised of contract termination costs. We decided to use existing in-house resources to assist with the future development of our NetObjects Fusion product and terminated our contract for outsourced development. Furthermore, we are evaluating strategic alternatives for the NetObjects Fusion license business as we no longer consider it core to our predominantly subscription business model. During the three months ended September 30, 2007, we restructured our organization by terminating six employees and closing facilities in Los Angeles, California and Seneca Falls, New York. We accrued expenses of $242 thousand for these restructuring costs.

Net Interest Income. Net interest income decreased 64% to $188 thousand, or 1% of total revenue, during the three months ended September 30, 2008 from $528 thousand, or 3% of total revenue, during the three months ended September 30, 2007. The decrease in interest income was due to the reduction of the cash balance available to invest in money market funds and a reduction in interest rates.

Income tax expense. We recorded an income tax expense of $691 thousand during the three-months ended September 30, 2008 from $942 thousand during the three months ended September 30, 2007. In accordance with SFAS 109 Accounting for Income Taxes, we reevaluated the need for a valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings. As a result of this evaluation, we reduced our deferred tax valuation allowance in the three months ended September 30, 2008, which resulted in an income tax benefit benefit of $661 thousand. Therefore, the Company recognized tax expense of $30 thousand for the three months ended September 30, 2008.

Comparison of the Results for the Nine Months Ended September 30, 2008 to the Results for the Nine Months Ended September 30, 2007

Revenue

	Nine months ended September 30,
	2008	2007
	(unaudited)
Revenue:
Subscription	$89,224	$48,006
License	2,128	2,095
Professional services	2,093	1,539
Total revenue	$93,445	$51,640

Total revenue for the nine months ended September 30, 2008 increased $41.8 million, or 81%, over the nine months ended September 30, 2007.

Subscription Revenue. Subscription revenue increased 86% to $89.2 million in the nine months ended September 30, 2008 from $48.0 million in the nine months ended September 30, 2007. Subscription revenue increased approximately $36.5 million due to additional revenues resulting from our acquisition of Web.com. In addition, subscription revenue increased by $4.1 million as a result of an increase in our customer base from approximately 82,000 as of September 30, 2007 to approximately 274,000 as of September 30, 2008, of which approximately 173,000 were added in connection with the Web.com acquisitions and $734 thousand due to the increase in the average revenue per customer.

The addition of net subscribers increased to 11,044 in the nine months ended September 30, 2008 from 8,179 in the nine months ended September 30, 2007. The net subscriber increase includes approximately 9,300 customers we acquired on September 22, 2008. The average monthly turnover decreased to 4.0% in the nine months ended September 30, 2008 from 5.1% in the nine months ended September 30, 2007. The average monthly turnover for the nine months ended September 30, 2008 included the turnover associated with our acquisition of Web.com.

License Revenue. License revenue remained constant at $2.1 million in the nine months ended September 30, 2008 and 2007. License revenue increased due to the timing of the NetObjects Fusion version releases and the natural life cycle of the product.

Professional Services Revenue. Professional services revenue increased 36% to $2.1 million in the nine months ended September 30, 2008 from $1.5 million in the nine months ended September 30, 2007. Professional services revenue increased approximately $439 thousand due to additional revenue resulting from our acquisition of Submitawebsite in March 2007. In addition, we acquired a Do-it-Yourself logo product to offer to our customers in June 2008. Sales from this new product was approximately $229 thousand during the nine months ended September 30, 2008.

Cost of Revenue

	Nine months ended September 30,
	2008	2007
	(unaudited)
Cost of revenue
Subscription	$32,717	$21,225
License	433	667
Professional services	994	947
Total cost of revenue	$34,144	$22,839

Cost of Subscription Revenue. Cost of subscription revenue increased 54% to $32.7 million in the nine months ended September 30, 2008 from $21.2 million in the nine months ended September 30, 2007. The increase in the cost of subscription revenue of approximately $11.5 million was primarily the result of the costs associated with the increase in our subscriber base since September 30, 2007. More specifically, during the nine months ended September 30, 2008, we incurred additional costs of approximately $9.5 million related to the additional subscription revenue associated with customers acquired as part of our acquisition of Web.com. Further, gross margin on subscription revenue increased to 63% for the nine months ended September 30, 2008 from 56% for the nine months ended September 30, 2007.

Cost of License Revenue. Cost of license revenue decreased 35% to $433 thousand in the nine months ended September 30, 2008 from $667 thousand in the nine months ended September 30, 2007. The decrease in the cost of license revenue was primarily attributable to the timing of the releases of our NetObjects Fusion product.

Cost of Professional Services Revenue. Cost of professional services revenue increased 5% to $994 thousand in the nine months ended September 30, 2008 from $947 thousand in the nine months ended September 30, 2007. The increase in the cost of professional services revenue was primarily the result of the costs associated with the search engine optimization and Do-it-Yourself logo professional services.

	Nine months ended September 30,
	2008	2007
	(unaudited)
Operating expenses:
Sales and marketing	$22,414	$12,413
Research and development	7,825	2,637
General and administrative	15,057	9,348
Restructuring charges	529	242
Depreciation and amortization	9,976	2,113
Total operating expenses	$55,801	$26,753

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 81% to $22.4 million, or 24% of total revenue, during the nine months ended September 30, 2008 from $12.4 million, or 24% of total revenue, during the nine months ended September 30, 2007. An increase of $7.3 million in sales and marketing expenses was attributable to the addition of sales and marketing resources in connection with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $1.8 million, along with $519 thousand in advertising expenses associated with the promotion of Do-It-Yourself Websites.

Research and Development Expenses. Research and development expenses increased 197% to $7.8 million, or 8% of total revenue, during the nine months ended September 30, 2008 from $2.6 million, or 5% of total revenue, during the nine months ended September 30, 2007. The increase was primarily due to $3.9 million of additional research and development resources associated with our acquisition of Web.com. In addition, there was an increase in employee compensation and benefits expense totaling $1.1 million.

General and Administrative Expenses. General and administrative expenses increased 61% to $15.1 million, or 16% of total revenue, during the nine months ended September 30, 2008 from $9.3 million, or 18% of total revenue, during the nine months ended September 30, 2007. The increase was primarily due to $4.1 million of additional general and administrative resources associated with our acquisition of Web.com. In addition, employee compensation and benefits expense and professional service fees increased $950 thousand and $539 thousand, respectively.

Restructuring charges. During the nine months ended September 30, 2008, we recorded $529 thousand for restructuring charges, which principally comprised of contract termination costs. We decided to use existing in-house resources to assist with the future development of our NetObjects Fusion product and terminated our contract for outsourced development. Furthermore, we are evaluating strategic alternatives for the NetObjects Fusion license business as we no longer consider it core to our predominantly subscription business model. During the nine months ended September 30, 2007, we restructured our organization by terminating six employees and closing facilities in Los Angeles, California and Seneca Falls, New York. We accrued expenses of $242 thousand for these restructuring costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 372% to $10.0 million, or 11% of total revenue, during the nine months ended September 30, 2008 from $2.1 million, or 4% of total revenue, during the nine months ended September 30, 2007. Amortization expense and depreciation expense increased $6.4 million and $1.5 million, respectively, due to increases in definite-lived intangible assets acquired through our acquisitions and the purchase of additional fixed assets.

Net Interest Income. Net interest income decreased 59% to $635 thousand, or 1% of total revenue, during the nine months ended September 30, 2008 from $1.5 million, or 3% of total revenue, during the nine months ended September 30, 2007. The decrease in interest income was due to the reduction of the cash balance available to invest in money market funds and a reduction in interest rates.

Income tax expense. Income tax expense increased to $2.1 million during the nine months ended September 30, 2008 from $2.0 million during the nine months ended September 30, 2007. In accordance with SFAS 109 Accounting for Income Taxes, we reevaluated the need for a valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings. As a result of this evaluation, we reduced our deferred tax valuation allowance in the nine months ended September 30, 2008, which resulted in an income tax benefit of $2.0 million. Therefore, the Company recognized a tax expense of $96 thousand for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, we had $33.6 million of unrestricted cash and cash equivalents and $21.8 million in working capital, as compared to $29.7 million of cash and cash equivalents and $16.5 million in working capital as of December 31, 2007.

Net cash provided by operations for the nine months ended September 30, 2008 was $10.2 million as compared to the net cash provided by operations of $8.9 million for the nine months September 30, 2007. This increase was a result of the increases in net income (before taxes, stock compensation, and depreciation/amortization) offset primarily by our one-time net payments of $6.3 million associated with the accrued restructuring and other costs paid during the nine months ended September 30, 2008, which was accrued in connection with the Web.com acquisition.

Net cash used in investing activities in the nine months ended September 30, 2008 was $3.7 million as compared to the net cash provided by investing activities during the nine months ended September 30, 2007 of $4.5 million. During the nine months ended September 30, 2008, we acquired certain assets of LogoYes.com and Design Logic, Inc. totaling approximately $4.3 million, including acquisition expenses. We also purchased approximately 9,300 customers at a cost of $1.3 million, which included $355 thousand liability for service to be provided to the acquired customers. We received proceeds from the sales of restricted investments totaling $8.5 million and reinvested $3.5 million of those proceeds. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. In addition, we purchased $4.4 million of real property and equipment.

During the nine months ended September 30, 2007, pursuant to the Web.com merger agreement, we received Web.com’s unrestricted cash and cash equivalents of $11.8 million upon completion of the merger, which was offset by $1.1 million in acquisition costs paid as of September 30, 2007. In accordance with the merger agreement, we were obligated to pay $25 million, which was included in our cash balance at September 30, 2007 and paid to Web.com shareholders in October 2007. In addition, we acquired substantially all of the assets and select liabilities of Submitawebsite, Inc. totaling approximately $2.1 million, including acquisition expenses, and we made cash payments totaling $750 thousand due to contingent conditions being fulfilled in accordance with the Renex, Inc. purchase agreement. In addition, we purchased property and equipment totaling $3.2 million, which included the purchase of a building in Spokane, Washington for $2.4 million.

Net cash used in financing activities in the nine months ended September 30, 2008 was $2.6 million as compared to the net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months of which we had repurchased $2.5 million. In addition, we paid $1.2 million to satisfy debt obligations and received proceeds from the exercise of stock options of $1.0 million. During the nine months ended September 30, 2007, we received cash proceeds of $1.2 million from the exercises of stock options.

Summary

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs involved in the expansion of our customer base;

•	the costs involved with investment in our servers, storage and network capacity;

•	the costs associated with the expansion of our domestic and international activities;

•	the costs associated with the repurchase of our common stock;

•	the costs involved with our research and development activities to upgrade and expand our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, and any acquisitions or investments in complementary businesses, services, products or technologies.

Off-Balance Sheet Arrangements

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had no outstanding borrowings as of September 30, 2008 and had approximately $1.8 million in standby letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 1% of our total revenue in the three months ended September 30, 2008 and 2007 and 2% and 3% of our total revenue in the nine months ended September 30, 2008 and 2007, respectively. Sales in Germany represented approximately 59% and 60% of our international revenue in the three months ended September 30, 2008 and 2007 and 66% and 64% of our international revenue in the nine months ended September 30, 2008 and 2007, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $33.6 million and $29.7 million at September 30, 2008 and December 31, 2007, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. We do not hold any auction rate securities and we have no reason to believe that any of the cash equivalents that we hold are illiquid.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in internal controls.

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the matters described above, the Company is involved in other legal matters that are either immaterial or within the ordinary course of routine litigation incidental to our business.. The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS 5 “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of any current litigation will have a materially adverse impact on our financial condition, cash flows, or results of operations.

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

Our existing and target customers are small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns and a tightening of available credit than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship or are unable to secure financing for their businesses, they may be unwilling or unable to expend resources to develop their Internet presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

We depend on our strategic marketing relationships to identify prospective customers. The loss of several of our strategic marketing relationships, or a reduction in the referrals and leads they generate, would significantly reduce our future revenue and increase our expenses.

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 85% of our new customers in the year ended December 31, 2007, and, as a result of the further diversification of our sales channels, approximately 21% of our new customers in the nine months ended September 30, 2008, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2007 and 2006, 45% and 47%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the nine months ended September 30, 2008 and 2007, 39% and 38%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

Under generally accepted accounting principles in the United States, we could be required to record charges for in-process research and development or other charges in connection with future acquisitions, which would reduce any future reported earnings or increase any future reported loss. Acquisitions could also require us to record substantial amounts of goodwill and other intangible assets. For example, in connection with our recent acquisition of LogoYes, we recorded $3.1 million of goodwill and $1.5 million of intangible assets. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

The Company will complete its annual impairment test of goodwill and other indefinite lived intangible assets in the fourth quarter of 2008. In light of current market conditions and the volatility in the price of the Company’s common stock, management and the audit committee expect to carefully analyze all relevant factors, including the Company’s current market value, legal factors, operating performance and the business climate, to evaluate whether its assets are impaired.

We have only recently become profitable and may not maintain our level of profitability.

Although we generated net income for the year ended December 31, 2007, we have not historically been profitable and may not be profitable in future periods. As of September 30, 2008, we had an accumulated deficit of approximately $53.8 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to maintain our profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We are currently experiencing a period of rapid growth in employees and operations, with our employee base increasing from 632 full-time employees as of September 30, 2007 to 817 full-time employees as of September 30, 2008. This growth has placed, and will continue to place, a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. We anticipate that further growth in our employee base will be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage the growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•	impairment of goodwill;

•	charges for the amortization of identifiable intangible assets and for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain Web.com Group pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

We expect to incur additional costs associated with combining the operations of Web.com as well as our previously acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Web.com Group’s net income and earnings per share for the periods in which those adjustments are made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

On September 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors. The Company may terminate the repurchase program at any time without notice.

The following table sets forth information about our stock repurchases for the three months ended September 30, 2008.

Issuer Repurchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plan
Period (1)	purchased (1)	per share	or programs	(in millions) (2),(3)

September 10, 2008 to September 30, 2008	513,934	5.66	513,934	$17,093

(1) Based on trade date; not settlement date.
(2) On September 4, 2008, the Web.com Group announced a stock repurchase program which authorized it to repurchase up to $20 million of the Company's outstanding common stock over the next eighteen months.
(3) As of September, 30, 2008, the Company had $2.5 million in settled transactions and $400 thousand in unsettled transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

4.4	Warrant dated December 10, 2003, exercisable for 61,286 shares of common stock. (1)

4.5	Warrant dated April 27, 2004, exercisable for 21,667 shares of common stock. (1)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 28, 2008, and incorporated herein by reference.
(4)
The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

November 7, 2008	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of ownership and Merger of Registrant. (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

4.4	Warrant dated December 10, 2003, exercisable for 61,286 shares of common stock. (1)

4.5	Warrant dated April 27, 2004, exercisable for 21,667 shares of common stock. (1)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 28, 2008, and incorporated herein by reference.
(4)
The certification attached as Exhibits 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.