Form 10-K
period 2008-12-31
WEB.COM GROUP, INC.
filed 2009-03-06
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $140,724,871 as of June 30, 2008, based upon the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2009, the registrant had 26,771,451 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

WEB.COM GROUP, INC.

i

PART I

Item 1. Business.

This Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I — “Risk Factors.”

Web.com Group, Inc. (formerly known as Website Pros, Inc.) (“we,” “us,” “our,” “Web.com Group” or the “Company”) is a leading provider of Do-It-For-Me and Do-It-Yourself website building tools, online marketing, lead generation and technology solutions that enable small and medium-sized businesses to build and maintain an effective online presence. We offer a full range of online services, including online marketing and advertising, local search, search engine marketing, search engine optimization, lead generation, home contractor specific leads, website design and publishing, logo and brand development and eCommerce solutions, meeting the needs of small businesses anywhere along their lifecycle.

The Company is currently doing business as Web.com, having updated its brand, stock symbol and sales and marketing materials in an effort to reflect its new name.

Our primary service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include website design and publishing, online marketing and advertising, search engine optimization, search engine submission, lead generation, hosting and email solutions, and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities, such as eCommerce solutions and other sophisticated online marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. Additionally, as the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing semi-custom websites on behalf of our customers. With approximately 265,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of December 31, 2008, we are one of the industry’s largest providers of affordable Web services and products that enable small and medium-sized businesses to have an effective online presence.

We traditionally have sold our Web services and products to customers identified primarily through strategic marketing relationships with established brand name companies that have large numbers of small and medium-sized business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Norton, Virginia; Halifax, Nova Scotia; Barrie, Ontario; and Scottsdale, Arizona. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

We also acquire a large number of customers directly through online and affiliate marketing activities that target small and medium-sized businesses that want to establish or enhance their online presence.

Our Approach and Solution

We have built our business around a subscription-based ASP model that allows small and medium-sized businesses to affordably outsource their Web services needs to us. The key elements of our business model and approach are:

Providing Comprehensive Solutions for Small and Medium-Sized Businesses.  Our goal is to enable small and medium-sized businesses to outsource their Web services needs to us. Our experience is that many small and medium-sized businesses do not have the in-house expertise to effectively design an online presence that will generate adequate traffic to their websites and increase direct consumer interaction. As a result, our customers look to us to provide these services. Our Web services include, among other features, a full range of Web services, including website design and publishing, online marketing and advertising, search engine optimization, lead generation, home contractor specific leads, logo and brand development and shopping cart solutions. We believe this combination provides our customers with a comprehensive solution to their Web services needs.

Offering Affordable Subscription-Based Solutions.  Because our customer base is value-driven, we provide our Web services on an affordable subscription basis.

•	eWorks! XL and SmartClicks customers typically pay a recurring monthly fee ranging from approximately $70 to over $100, depending on which services and products they purchase.
•	Premium online marketing service targeted at businesses with significant spending on local print yellow pages advertising. This service is priced at an average of approximately $300 per month, which we believe is significantly less than the typical cost of traditional campaigns such as half-page or full-page print yellow pages advertisements.
•	Do-It-Yourself Site Builder Tool targets businesses to design, publish and manage a professional website on a recurring monthly fee ranging from approximately $12 to $90 per month.
•	1ShoppingCart.com eCommerce and online marketing solutions typically on a recurring monthly fee ranging from approximately $29 to $79 per month.
•	Lead packages, specifically targeted to contractors in the home services business market, ranging in price from $50 to $1,500, based on the specific trade vertical and geographic area.
•	Search Engine Optimizing solution packages, ranging in price from $500 to $5,000 per month.
•	Logo design and branding services, ranging in price from $69 to $99 per month.

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

We also develop relationships with leading technology providers, including major software, hardware, development and online marketing organizations, to enhance the design and sales of our products and services. Relationships with these companies allow us to quickly gain access to innovative technologies and provide more creative solutions to our customers.

1ShoppingCart.com, LogoYes, LEADS.com and Renex provide additional sales channels for our core Web services products. 1ShoppingCart.com has a network of affiliate and private-label resellers that are prospects for our other services and that can be leveraged to offer our services to their customers. Renex’s growing network of home services contractors is also a source of prospective customers for website and online promotional services. LogoYes customers are also prospects for online marketing and web design services.

Up-Selling or Cross-Selling Additional Services to Existing Customers.  Customers acquired through traditional and online marketing programs that target hosting or Do-It-Yourself website design services provide significant opportunities for up-selling and cross-selling additional online marketing, lead generation and search optimization products. Additionally, some of these customers are also prospects for our Do-It-For-Me services.

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

Developing or Acquiring Complementary Services and Technologies.  We sell Web services and products that are essential to an effective online presence such as local and regional lead generation, search engine optimization, website search tools, affiliate marketing networks, and Web analytics. While we currently provide many of these services through our relationships and agreements with other vendors, we will seek opportunities either to internally develop some or all of these services and products or acquire businesses that provide them. Additionally, we may seek to acquire companies with existing customer bases in our target market into which we can cross-sell our Web services and products.

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

Selling Additional Services and Products to Existing Customers.  As of December 31, 2008, we had approximately 265,000 subscribers to our eWorks! XL, SmartClicks, and other subscription-based services. As customers build their online presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and eCommerce capabilities to our current customers’ websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

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

Our Services and Products

Our goal is to provide a broad range of Web services and products that enable small and medium-sized businesses to establish, maintain, promote, and optimize their online presence. By providing a comprehensive performance-based offering, we are able to sell to customers whether or not they have already established an online presence. Our Web services and products can be categorized into the following offerings:

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

Our primary subscription offering is eWorks! XL, a comprehensive website design and publishing package targeted at getting small and medium-sized businesses online quickly, effectively, and affordably when they have no online presence, or a limited one. The package includes a five-page semi-custom website built on our proprietary self-editing tool, which allows for easy maintenance by the customer. By using our comprehensive, performance-based package of services, customers eliminate the need to buy, install, or maintain hardware or software to manage their online presence. This offering includes a broad set of configuration and customization options using a Web browser.

We build the initial website for the customer using the content and design information the customer provides. Our goal is to have a customer’s website visible on the Internet within 72 hours from the time we receive initial information from the customer.

eWorks! XL includes:

•	Initial Site Design. One of our design specialists begins the process by interviewing the customer and collecting data about the customer’s business. Using our NetObjects MatrixBuilder software, we then create a unique website tailored to the customer’s specific needs using one of our templates. Every site we build goes through an extensive quality review and assurance process prior to being published on the Internet. Additionally, every site undergoes a thorough website optimization process to enhance search engine placement.
•	Online Marketing. We offer our customers online marketing capabilities that cost-effectively promote their websites on a local and national basis. The package includes initial submission and ongoing submissions on a regular basis of the customers’ websites to many popular national and local search engines. Additionally, eWorks! XL includes listings in online yellow page directories, banner advertisements, search engine optimization tools, and educational guides targeted to small businesses.
•	Performance Scorecard. Customers receive a detailed report of their website traffic, including visitors generated through the online marketing and advertising services provided in their eWorks! XL package.
•	Unique 800 Telephone Number. Customers receive a unique 800 number that is forwarded to their business telephone line. Information about the calls received through the 800 number are tracked and reported on the Performance Scorecard.
•	E-mail Marketing. We provide an e-mail marketing tool that enables our customers to easily communicate with their customers and prospects. To assist our customers in collecting e-mail addresses, every website includes a subscription sign-up box for site visitors to provide their e-mail information.

•	Webmail. Every customer receives three e-mail boxes tied to its domain name. Webmail is compatible with Microsoft Outlook and features advanced filtering and search capabilities and automatic mail forwarding and responding.
•	Online Web Tools. eWorks! XL includes advanced online tools such as a forms manager, polling and survey capabilities, a guest book, and site search features that offer interactive website management capabilities.
•	Modifications and Redesign Service. Customers can choose between several different levels of support, which range from having us make ongoing changes to using the self-edit tools we provide. The basic service included with eWorks! XL includes 60 minutes per month of free modification and phone consultation with one of our Web designers.
•	Domain Name Registration. We obtain, purchase, and register a domain name appropriate for the business selected by the customer.
•	Hosting and Technical Support. Our hosting platform offers technology and security designed to ensure the reliable daily operation of a customer’s website. Our secure Web hosting includes disk storage, daily backups, and a monthly data transfer allotment. We also offer technical support, including services to our customers to provide the information and consultation they need to build and manage an effective online presence.

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

An added value of the SmartClicks package is the advertising management function the Company performs for these customers. We create the pay-per-click ads, buy appropriate keywords, monitor the program’s performance and report results to customers as part of the customer’s subscription.

Premium Subscription-Based Services

In addition to our eWorks! XL and SmartClicks subscription-based Web services, we offer a number of premium subscription-based services and functionalities for an additional fee. These premium subscription-based services are available to our eWorks! XL customers, to customers of our custom website design services and, in most cases, to customers for whom we have not built a website but who otherwise require these Web services. These premium subscription-based services include:

•	eCommerce Solutions. We offer a comprehensive set of services that enable businesses to sell their services and products online. Our service offering includes creating the online store catalog and secure shopping cart, establishing an online merchant account and assisting in setting up online payment and order processing.
•	Power Marketing Bundles. Our Power Marketing package is an array of services and products we sell to customers that want increased local or national exposure on the Internet. Options include additional online yellow page listings and search engine submission tools.
•	Visibility Online. We bundle a number of different services contained in our eWorks! XL package into our Visibility Online offering, which is designed to enhance the effectiveness of an online marketing program for our non-eWorks! XL customers. These services include initial search engine optimization, search engine inclusion, Yahoo! Site Match paid inclusion, listing in Yahoo! Yellow Pages, AOL Yellow Pages Promotional listing, site submission to many popular search engines and search submission tools.
•	Internet Yellow Pages. We work with customers to design an advertising program using several Internet yellow page directories. This provides our customers the ability to target specific buyers for their own services and products locally, regionally, or nationally.

•	Search Engine Optimization. We provide search engine optimization tools and consultation to customers that want greater visibility and performance from their online presence. Our search engine optimization products and services are designed to help improve search engine rankings and to increase qualified traffic and lead generation.
•	Custom Design Extras. We offer several custom design features and services, including map and directions pages, external links pages, the ability to increase the number of products listed on a customer’s website, more advanced website statistics, database applications, password security, expanded e-mail services, and premium hosting services.

Do-It-Yourself Websites

We offer a variety of Do-It-Yourself website building and marketing solutions for small and medium-sized businesses that are more technically savvy and intend to build their own websites or enhance their websites with online marketing. These solutions include hosting services, an easy-to-use web building tool, eCommerce capabilities and online marketing. Potential customers are identified through traditional and online marketing as well as through a number of distribution partners, resellers and affiliates.

Hosting Services

We offer core products that are standardized, scalable managed hosting services that place numerous customers on a single shared server — a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow our customers to establish an online presence at minimal cost. Our hosting services feature easy-to-use control panels and extensive online documentation that allow customers to control their own applications. These hosting services are sold stand-alone or bundled with a suite of website tools and services.

Custom Web Design

We offer complete custom website design services that provide sophisticated functionality and interactivity beyond those available under eWorks! XL and SmartClicks. These sites are typically built for larger, more established customers that have had an online presence in the past, or that are designing their first website with unique specifications. Customers work directly with our experienced Web designers to build a fully customized website. Additionally, we are able to sell any of our subscription-based Web services and products to our custom Web design customers.

Our team of custom design professionals includes experienced Web designers, programmers, copywriters, and search engine optimization experts who work together to ensure that the customer’s online business objectives are met. Custom sites are built on our NetObjects Fusion software or other sophisticated design tools that provide the flexibility and functionality to meet advanced business needs. Custom sites can include flash, animation, eCommerce solutions, sophisticated interactivity and database functionality.

Web Authoring Software

We offer NetObjects Fusion, our desktop Web authoring software, for businesses that want to design websites either for themselves or for others. Combining easy-to-use wizards, drag-and-drop simplicity, and design tools, NetObjects Fusion offers the flexibility to be an intuitive website building software for novices, as well as an advanced tool for website development professionals. NetObjects Fusion offers features that allow website professionals to build websites quickly, while still enabling these professionals to offer the flexibility and functionality their clients often require. NetObjects Fusion includes eCommerce capabilities, database functionality, and image manipulation tools that website professionals find useful in building clients’ sites.

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

Logo Design and Brand Building

We are a leading provider of do-it-yourself logos and other premium design products to small businesses around the world through our LogoYes products. Our LogoYes do-it-yourself logo creation tools provide professional, affordable design products that equip small businesses to compete with large ones. LogoYes products and services help build a company’s brand value by proving a strong, unified image. We also provide the LogoYes design and brand building tools to our Do-It-For-Me web services customers.

Operations

We have invested significant time and capital resources in a set of internal processes and proprietary technologies designed to enable high-scale, high-quality mass customization of our Web services.

eWorks! XL and SmartClicks

The workflow of our sales and fulfillment process for eWorks! XL and SmartClicks is illustrated below.

Utilizing leads provided by our strategic marketing relationships, we identify potential customers through a combination of our outbound and inbound telesales programs. Once our sales specialists have determined that a lead is a potential customer, the customer call is transferred directly to a Web services consultant. In most cases, this transfer takes place immediately so that customer contact is not interrupted. The Web services consultant conducts a Web design interview during which we collect information about the customer, request customer-specific content, and proactively help the customer design an effective online presence based on the goals for its business. Several discrete quality checks on each sale help us maximize the quality of the sale.

Using our proprietary workflow process and customer relationship management software, the interview notes and content gathered by our Web services consultants are then transmitted to our national design center. At this point, our design specialists use the notes and content collected, our proprietary design tool and one of hundreds of design templates that can be modified using a wide variety of color themes and graphics to design a semi-custom website for the customer. After completion of the website, a separate quality assurance process is automatically triggered by our proprietary workflow process and customer relationship management software. This quality assurance process includes testing of the website, reviewing notes and customer-supplied content, confirming appropriateness of styles used, and generally ensuring that the quality of the resulting online presence is consistent with our high standards. Following quality assurance, the website is published and hosted, and the customer is notified that the website is complete.

By utilizing our proprietary workflow process and customer relationship management software, specialized design tools, a large database of design templates, and several years of experience, we have been able to decrease the time of development and increase the utilization rate of our sales, design, and support staff. Our goal is to complete this process, from customer call to initial website deployment, within 72 hours. After the website is available on the Internet, we help our customers maintain, modify, and upgrade their online presence.

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

We maintain four data centers located in Jacksonville, Florida; Atlanta, Georgia and Spokane, Washington, for most of our internal operations. Servers that provide our customers’ website data to the Internet are located within third-party co-location facilities located in Jacksonville, Florida, and Atlanta, Georgia. These co-location facilities have a secured network infrastructure including intrusion detection at the router level. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, 7 days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities’ staff provides 24-hour security through camera-controlled views of our equipment. The co-location facilities provide multiple Internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facilities are provided through multiple uninterruptible power supply and generator systems should power supplied by the Jacksonville Electric Authority or Georgia Power fail.

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

LEADS.com Online Marketing Packages and Lead Generation

Potential customers for our online marketing packages are identified primarily using an outbound telesales programs based in Manassas and Norton, Virginia. This program targets businesses with established traditional print yellow pages advertising campaigns. Customers who purchase our online marketing package offering are interviewed and advertising information is entered into our proprietary publishing system. Local advertisements are then customized for several distribution platforms, such as Yahoo! Yellow Pages and Google search, and then published to these platforms. Customers receive a monthly report that tracks the number of impressions, clicks, and calls generated by each advertisement that we place on their behalf. LEADS.com also offers lead generation products through their outbound telesales efforts to small businesses in a variety of industries including home services. In addition to selling online marketing packages and lead generation, the LEADS.com sales force sells website and search engine optimization services to its customer base.

1ShoppingCart.com Integrated eCommerce Solution

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

Merchant Services

We offer a suite of merchant processing solutions to 1shoppingcart.com, Do-It-For-Me, Do-It-Yourself, and Renex customers that help customers save money on processing credit and debit card transactions. These services are offered through strategic partnerships with merchant services providers who analyze our customers’ existing processing fees to determine potential cost savings. In addition to savings on processing fees, this service offers fraud detection and card security compliance features.

Merchant services are sold primarily through online and email marketing campaigns targeting our customers that accept credit and debit cards. Once a prospect is identified through these channels, they receive a call from our payment processing processors to complete a cost analysis and close the sale.

Renex Lead Generation Services

We market our Renex services to homeowners through online advertising. Homeowners complete an online project questionnaire which describes their home remodeling project. Renex receives the online lead and sends it to local contractors in the Renex database. Some qualified contractors that respond are provided the homeowner’s full contact information and then the contractor works directly with the homeowner to scope the project and to provide cost estimates to the homeowner.

Our services are marketed to contractors online and through our outbound telesales. We also offer a Customer Relationship Lead Management system (CRM system) to contractors, that allows them to manage all of their leads and projects in a comprehensive, easy-to-use system.

Web.com Search Agency

Based in Scottsdale, Arizona, Web.com Search Agency (formerly Submitawebsite.com) offers search engine optimization and placement services to customers that want to improve their natural search rankings in popular search engines. These services are marketed to small and medium-sized businesses through organic search and online marketing. Additionally, these services are cross-sold to our customers through our outbound and inbound telesales teams.

Web.com Search Agency services align customers’ website code and content with strategic keyword phrase targeting, ultimately assisting a search engine algorithm in understanding and recognizing a website’s keyword focus. We also sell and manage link building and blogging campaigns for customers as additional strategies to improve search engine rankings and website performance.

LogoYes Logo Design and Brand Building

LogoYes services are purchased directly from the LogoYes.com website where customers can build a custom, professional logo for their business as part of their brand-building efforts. Customers can also extend their brand identity by ordering business cards through the LogoYes site.

Web.com’s Do-It-Yourself customers can purchase LogoYes brand-building services directly through their account control panel. Additionally, we build logos for our Do-It-For-Me customers using the LogoYes technology.

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

Our proprietary workflow processes and customer relationship management software enables us to build, maintain, and track large numbers of customer websites. The configuration of software and hardware includes six key modules:

•	Account Management. The account management module facilitates the creation and maintenance of a customer account and the consolidation, either manually or electronically through external submission, of pertinent customer demographics, product specifics, and billing information. We track critical aspects of customer activity, which allows customer service representatives to have immediate access to a customer’s complete account history.
•	Design Tool. Our design tool, NetObjects MatrixBuilder, is browser-based, supports major Web services standards, and can be easily co-branded or private labeled for an organization with which we have a strategic relationship. NetObjects MatrixBuilder is template-based, yet can provide thousands of different website styles by using hundreds of design templates that can be modified using a wide variety of color themes and graphics. The design tool generates the HTML code, so that manual coding is not required, and facilitates the generation of domain name registration, an eCommerce storefront, and a number of other extended and value added services that our customers can access from any Web browser.
•	Workflow Module. The workflow module expedites service and product delivery by automatically determining the required production path, such as design, quality control, or submission to search engines, based on the specific attributes of the customer or service. The workflow module also controls production flow through our organization, enabling our design and customer support staff to individually service our website customers either by routing their work automatically to the correct department or handling the request themselves.
•	Billing Module. The billing module enables us to bill our subscription and custom design customers directly or to bill a third party in the aggregate for its end users. The billing module is integrated with a number of transaction processing tools enabling support for many different payment types.
•	LEADS.com Publishing and Tracking System. We operate a proprietary publishing and tracking system that allows the automated building, publishing, and tracking of advertisement campaigns. These campaigns currently are published on Yahoo!, Google, Idearc (formerly Verizon Superpages), Switchboard, Looksmart and other sites affiliated with these providers.
•	Renex Telephony Software. Our proprietary software application enables us to systematically manage the relationships and interactions with homeowners and contractors in Renex’s database, enhancing the efficiency and productivity of our sales and account management teams.

The Web.com proprietary technology includes technologies that enable the company to automate a number of back-end functions and technologies that allow customers to order, change and manage their web hosting accounts easily online without technical expertise.

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

As of December 31, 2008, we had 239 employees in our outbound and inbound telesales units located in our sales centers in Spokane, Washington; Manassas and Norton, Virginia; Jacksonville, Florida; Atlanta, Georgia; Scottsdale, Arizona; Barrie, Ontario; and Halifax, Nova Scotia. With the benefit of having conducted several years of outbound and inbound telesales activities, we have significant management, business process, training, and product expertise within our sales team. Additionally, we employ practices designed to optimize the management of our employees and increase their sales performance.

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

Online Channel.  We promote our services through the Web.com, LEADS.com, RenovationExperts.com 1ShoppingCart.com, Submitawebsite.com, and Globenetix.com websites. To drive prospects to our sites, we engage in online marketing and advertising campaigns, conduct targeted television campaigns to reach homeowners for Renex and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including our products on their websites and by including our services in their ongoing marketing and promotional efforts with their customers.

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

Sales of NetObjects Fusion

We sell NetObjects Fusion through direct sales, original equipment manufacturers, or OEMs, software bundles, and retail and reseller distribution. Currently, we are evaluating strategic alternatives for the NetObjects Fusion license software as we no longer consider it core to our predominantly subscription business model.

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

Marketing

We engage in a variety of marketing activities to increase awareness of our services and products, to sell additional services and products to our existing customer base, and to enhance the value we provide to small and medium-sized business entities. Our marketing activities include:

•	Targeted e-mail and direct response campaigns to prospects and customers;
•	Search engine and other online advertising;
•	Electronic customer newsletters;
•	Web.com, LEADS.com, NetObjects Fusion, 1ShoppingCart, Renex, Web.com Search Agency, LogoYes and Globenetix websites;
•	Online customer tutorials; and
•	Affiliate programs.

Customers

We generally target small and medium-sized businesses having fewer than 100 employees. These customers normally are focused on regional or local markets. We seek to create long-term relationships with our customers, who cover a diverse set of industries and geographies in the United States. As of December 31, 2008, we had approximately 265,000 subscribers to our eWorks! XL, SmartClicks, and other subscription-based services.

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

Intellectual Property

Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2008, we owned 21 issued U.S. patents. We also have several additional patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third party contractors to help develop our software and to design websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

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

Employees

As of December 31, 2008, we had a total of 700 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Corporate Information

Web.com Group, Inc. was incorporated under the General Corporate Law of the State of Delaware on March 2, 1999. Our principal offices are located at 12808 Gran Bay Parkway West, Jacksonville, Florida 32258. Our telephone number is (904) 680-6600 and our website is located at www.web.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

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

Item 1A. Risk Factors.

Depressed general economic conditions or adverse changes in general economic conditions could adversely affect our operating results. If economic or other factors negatively affect the small and medium-sized business sector, our customers may become unwilling or unable to purchase our Web services and products, which could cause our revenue to decline and impair our ability to operate profitably.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has recently been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in the United States is slowed, or if other adverse general economic changes occur or continue, many customers may delay or reduce technology purchases or marketing spending. This could result in reductions in sales of our Web services and products, longer sales cycles, and increased price competition.

Our existing and target customers are small and medium-sized businesses. We believe these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, which could limit our customers’ access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

Most of our Web services are sold on a month-to-month basis, and if our customers are unable or choose not to subscribe to our Web services, our revenue may decrease.

Typically, our Web service offerings are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions to our Web services at any time with little or no penalty.

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2008 and 2007, 46% and 43%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. The turnover rate calculations do not include any acquisition-related customer activity.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 85% of our new customers in the year ended December 31, 2007, and as a result of the further diversification of our sales channels and in particular, our acquisitions in 2007, approximately 18% of our new customers in the year ended December 31, 2008, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain, and motivate key employees across our business. We have many key employees throughout our organization that do not have non-competition agreements and may leave to work for a competitor at any time. In particular, we are substantially dependent on our telesales and customer service employees to obtain and service new customers. Competition for such personnel and others can be intense, and there can be no assurance that we will be able to attract, integrate, or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient personnel in these two areas. New hires require significant training and in some cases may take several months before they achieve full productivity, if they ever do. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we have our facilities. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services and products may not materialize and our business will suffer.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the LogoYes asset purchase in June 2008 and the Tucows customer acquisition in September 2008. Integrating these recently acquired businesses and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate these current acquisitions, or any future acquisitions could seriously harm our business.

Accounting for acquisitions under generally accepted accounting principles could adversely affect our reported financial results.

Acquisitions could require us to record substantial amounts of goodwill and other intangible assets. For example, during the year ended December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. We performed the initial step of our impairment evaluation by comparing the fair market value of our Company, as determined by using a discounted cash flow and market approach giving equal weight to both models, to its carrying value. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008. Any future impairment of this goodwill, and the ongoing amortization of other intangible assets, could adversely affect our reported financial results.

After being profitable for the years ended December 31, 2005, 2006 and 2007, we were not profitable for the year ended December 31, 2008 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2005, 2006, and 2007, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods. As of December 31, 2008, we had an accumulated deficit of approximately $154.0 million and during the year ended December 31, 2008, we incurred a loss of $96.2 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

As a result of these factors, and in light of current global and U.S. economic conditions, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. The results of one quarter may not be relied on as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

Our business depends in part on our ability to continue to provide value-added Web services and products, many of which we provide through agreements with third parties, and our business will be harmed if we are unable to provide these Web services and products in a cost-effective manner.

A key element of our strategy is to combine a variety of functionalities in our Web service offerings to provide our customers with comprehensive solutions to their online presence needs, such as Internet search optimization, local yellow pages listings, and eCommerce capability. We provide many of these services through arrangements with third parties, and our continued ability to obtain and provide these services at a low cost is central to the success of our business. For example, we currently have agreements with several service providers that enable us to provide, at a low cost, Internet yellow pages advertising. However, these agreements may be terminated on short notice, typically 60 to 90 days, and without penalty. If any of these third parties were to terminate their relationships with us, or to modify the economic terms of these arrangements, we could lose our ability to provide these services at a cost-effective price to our customers, which could cause our revenue to decline or our costs to increase.

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

Our success depends on a significant number of small and medium-sized business outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our Web services and products is relatively new and untested. Custom website development has been the predominant method of Internet enablement, and small and medium-sized businesses may be slow to adopt our template-based Web services and products. Further, if small or medium-sized businesses determine that having an online presence is not giving their businesses an advantage, they would be less likely to purchase our Web services and products. If the market for our Web services and products fails to grow or grows more slowly than we currently anticipate, or if our Web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

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

Any growth could strain our resources and our business may suffer if we fail to implement appropriate controls and procedures to manage our growth.

Growth in our business may place a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. Growth in our employee base may be required to expand our customer base and to continue to develop and enhance our Web service and product offerings. To manage growth of our operations and personnel, we would need to enhance our operational, financial, and management controls and our reporting systems and procedures. This would require additional personnel and capital investments, which would increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Financial market disruption and general economic conditions in which the credit markets are severely constrained and the depressed equity markets may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

If we do not integrate our services and products related to an acquisition, we may lose customers and fail to achieve our financial objectives.

Achieving the benefits of any acquisition will depend in part upon the integration of the acquisition’s services and products with those offered by us in a timely and efficient manner. To provide enhanced and more valuable services and products to our customers after, we also need to integrate our operations. This may be difficult, unpredictable, and subject to delay because our services and products would be developed, marketed and sold independently and were designed without regard to such integration. If we cannot successfully integrate our services and products and continue to provide customers with enhanced services and products after an acquisition on a timely basis, we may lose customers and our business and results of operations may suffer.

We may not realize the anticipated benefits from an acquisition.

Acquisitions involve the integration of companies that have previously operated independently. We expect that acquisitions may result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We can not assure you, however, that we will be able to realize increased revenue, cost savings or other benefits from any acquisition, or, to the extent such benefits are realized, that they are realized timely. Integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. We may integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with integrating an acquisition’s service and product offering into ours, or with integrating an acquisition’s operations into ours, could have a material adverse effect on the combined company and the market price of our common stock.

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

For example, during the year ended December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. We performed the initial step of our impairment evaluation by comparing the fair market value of our Company, as determined by using a discounted cash flow and market approach giving equal weight to both models, to its carrying value. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result recorded a goodwill impairment charge of $102.3 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008. We expect to incur additional costs associated with combining of acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Web.com Group’s net income and earnings per share for the periods in which those adjustments are made.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns a 25,381 square foot building in Spokane, Washington, in which a Web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Leads.com sales center	Manassas, VA	24,081	September 2009
Leads.com sales center	Norton, VA	5,467	November 2010
1ShoppingCart.com operations center	Barrie, Ontario, Canada	8,301	May 2012
RenovationExperts.com operations center	Halifax, Nova Scotia, Canada	5,104	August 2009
Web.com Search Agency operations center	Scottsdale, AZ	8,280	March 2011
Web.com operations center	Atlanta, GA	27,482	July 2010
Globenetix operations center	Houston, TX	2,251	April 2009

Item 201 (e). Performance Graph.

The following graph shows the total stockholder return as of the dates indicated of an investment of $100 in cash on November 2, 2005 (the date the Company’s common stock was first publicly traded) for (i) the Company’s common stock, (ii) the Nasdaq Composite Index and (iii) the RDG Internet Composite Index. All values assume reinvestment of the full amount of any dividends, however, no dividends have been declared on our common stock to date. The stock price performance on the graph below is not necessarily indicative of future performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*(1)(2)
Among Web.com Group, Inc., The NASDAQ Composite Index
and The RDG Internet Composite Index

*	$100 invested on November 2, 2005 in stock or on October 31, 2005 in index-including reinvestment of dividends. Fiscal year ending December 31.
(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)	This table dates back to November 2, 2005, the first date on which the Company’s stock was publicly traded.

Item 3. Legal Proceedings.

From time to time we may be involved in litigation relating to claims arising out of our operations. There are several outstanding litigation matters that relate to our wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com Holding”), including the following:

On August 2, 2006, Web.com Holding filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com Holding pertaining to events in 2001. Web.com Holding also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses. These actions were consolidated in state court in Pennsylvania on September 30, 2008.

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement which resolves the lawsuit.

Web.com Holding was party to a lawsuit in state court in Missouri relating to Web.com Holding’s acquisition of Communitech.Net, Inc. in 2002. In February 2008, we settled all claims related to that lawsuit pursuant to a confidential settlement agreement. As part of the settlement, we received a broad release of claims. We had previously adequately reserved for the contingencies arising from this matter, including the settlement. As such, the settlement did not have a material adverse impact on our financial condition, cash flows or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since October 27, 2008, our common stock has been listed on the NASDAQ Global Market under the symbol “WWWW”. Prior to such time, since November 1, 2005, our common stock has been listed on the NASDAQ Global Market under the symbol “WSPI”. Prior to November 1, 2005, there was no public market for our common stock. The following table sets forth the high and low stock prices of our common stock for the last two fiscal years as reported on the NASDAQ Global Market.

	2008		2007
	High	Low	High	Low
First Quarter	$12.00	$8.75	$10.50	$8.37
Second Quarter	$10.39	$7.35	$10.10	$7.92
Third Quarter	$8.30	$4.91	$10.50	$8.06
Fourth Quarter	$5.51	$2.05	$12.00	$9.75

The closing price for our common stock as reported by the NASDAQ Global Market on February 27, 2009 was $3.00 per share. As of February 27, 2009, there were approximately 538 stockholders of record of our common stock, not including those shares held in street or nominee name.

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

Issuer Purchases of Equity Securities

On September 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors. The Company may terminate the repurchase program at any time without notice.

The following table sets forth information about our stock repurchases for the three months ended December 31, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (In Thousands)(2),(3)
October 1, 2008 to October 31, 2008	202,556	4.54	202,556	$16,174
November 1, 2008 to November 30, 2008	1,170,000	2.10	1,170,000	$13,717
December 1, 2008 to December 31, 2008	220,400	3.24	220,400	$13,003

(1)	Based on trade date; not settlement date.
(2)	On September 4, 2008, the Web.com Group announced a stock repurchase program which authorized it to repurchase up to $20 million of the Company's outstanding common stock over the next eighteen months.
(3)	During the quarter ended December 31, 2008, the Company had $4.0 million in settled transactions and $147 thousand in unsettled transactions.

Recent Sales of Unregistered Securities

On September 16, 2008, Friedman, Billings, Ramsey Group, Inc. (“FBR”) exercised, or caused to be exercised, its warrants to purchase 196,943 shares of common stock of the Company. The warrants were net exercised with an exercise price of $2.88. In addition, on December 10, 2008, FBR assigned warrants to purchase 61,286 shares of common stock of the Company to certain of its employees and former employees. The warrants were cash and net exercised by the recipients with an exercise price of $2.88.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2008(1)(3)	2007(1)	2006(2)	2005	2004
	(In Thousands, Except per Share Data)
Consolidated Statement of Operations Data:
Revenues	$122,488	$82,521	$52,041	$37,770	$23,402
Income (loss) from operations	(96,907)	1,497	2,997	425	656
Net income (loss)	(96,210)	1,358	8,597	827	924
Net income (loss) attributable to common stockholders	(96,210)	1,358	8,597	(329)	(370)
Basic net income (loss) attributable per common share	$(3.51)	$0.07	$0.51	$(0.05)	$(0.12)
Diluted net income (loss) attributable per common share	$(3.51)	$0.06	$0.44	$(0.05)	$(0.12)
Basic weighted average common shares outstanding	27,398	19,802	16,778	6,222	3,002
Diluted weighted average common shares outstanding	27,398	22,224	19,430	6,222	3,002

	As of December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,127	$29,746	$42,155	$55,746	$6,621
Working capital	23,971	16,525	39,534	51,535	4,926
Total assets	122,495	235,013	93,360	76,370	13,370
Long-term note payable and obligations under capital leases	—	59	194	241	—
Convertible redeemable preferred stock	—	—	—	—	17,454
Accumulated deficit	(154,014)	(57,804)	(59,162)	(67,759)	(69,030)
Total stockholders’ equity (deficit)	99,293	196,431	83,956	68,355	(9,191)

(1)	See Note 6 to the Consolidated Financial Statements for information regarding businesses acquired during the years ended December 31, 2008 and 2007.
(2)	Included in the net income for the year ended December 31, 2006 is a tax benefit of $3.2 million, which was the result of a reduction in the deferred tax asset reserve allowance.
(3)	Included in the net loss for the year ended December 31, 2008 is a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of the Company’s stock price during the fourth quarter of 2008.

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

Overview

We are a leading provider of Do-It-For-Me and Do-It-Yourself website building tools, online marketing, lead generation and technology solutions that enable small and medium-sized businesses to build and maintain an effective online presence. We offer a full range of online services, including online marketing and advertising, local search, search engine marketing, search engine optimization, lead generation, home contractor specific leads, website design and publishing, logo and brand development and eCommerce solutions, meeting the needs of small businesses anywhere along their lifecycle.

Our primary service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include website design and publishing, online marketing and advertising, search engine optimization, search engine submission, lead generation, hosting and email solutions, and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities; such as eCommerce solutions and other sophisticated online marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. Additionally, as the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With approximately 265,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of December 31, 2008, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective online presence.

We traditionally have sold our Web services and products to customers identified primarily through strategic relationships with established brand name companies that have a large number of small and medium-sized business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Norton, Virginia; Halifax, Nova Scotia; Barrie, Ontario; and Scottsdale, Arizona. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

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

Sources of Revenue

We derive our revenue from sales of a variety of services to small and medium-sized businesses, including web design, online marketing, search engine optimization, eCommerce solutions, logo design and home contractor lead services. Leads are generated through online advertising campaigns targeting customers in need of web design, hosting or online marketing solutions, through strategic partnerships with enterprise partners, or through our corporate websites.

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

The Web.com product line subscription revenue is primarily generated from shared hosting, managed services, eCommerce services, applications hosting and domain name registrations. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customer’s expected service period. Deferred revenues represents the liability for advance billings to customers for services not yet provided.

For the year ended December 31, 2008 subscription revenue accounted for approximately 96% of our total revenue as compared to 94% and 90% for the years ended December 31, 2007 and 2006, respectively. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies and estimates are described in more detail in Note 1 to our consolidated financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with SFAS No. 123(R), Share Based Payment, which we adopted on January 1, 2006. Because we previously adopted the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the adoption of SFAS No. 123(R) had no material impact on our financial statements. Stock-based compensation is amortized over the related vesting periods.

Valuation at the Time of Grant.  We granted to our employees options to purchase common stock at exercise prices equal to the quoted market values of the underlying stock at the time of each grant. Upon granting options to our employees, we valued the fair value of each option award, on the date of the grant, using the Black Scholes option valuation model.

The table below summarizes our options granted during the years ended December 31, 2006, 2007, and 2008:

Month	Number of Shares		Exercise Price per Share
January 2006	159,000		10.38 – 10.90
February 2006	155,000		11.25
March 2006	16,000		14.05
April 2006	10,000		11.45
May 2006	70,000		11.64
July 2006	20,400		10.00
October 2006	302,350		10.98
January 2007	568,500		8.92
March 2007	235,250		8.90 – 8.92
April 2007	83,800		9.01
May 2007	52,500		8.70
July 2007	43,900		10.18
September 2007	2,424,558	(1)	2.77 – 193.02
October 2007	615,750		10.20 – 10.52
January 2008	215,050		9.31
May 2008	1,026,700		8.74
July 2008	70,000		6.53
October 2008	583,100		4.41
	6,651,858

(1)	Consists of options assumed by us in connection with the Web.com acquisition.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to eight years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. After performing the tests, we determined the carrying amount exceeded the fair value and calculated the impairment. As a result, we recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during 2008. See Note 8 “Goodwill and Intangible Assets” in the consolidated financial statements for additional information on goodwill and intangible assets.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed, was allocated to goodwill. Management weighed several factors in determining the fair value of amortizable intangibles, which primarily consists of customer relationships, non-compete agreements, trade names, and developed technology, including using valuation studies as one of many tools in determining the fair value of amortizable intangibles.

Provision for Income Taxes

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

In accordance with SFAS No. 109 Accounting for Income Taxes, we annually evaluate the need for a valuation allowance on its deferred tax assets. As a result of this evaluation, we determined no adjustment to the valuation allowance was necessary for the years ended December 31, 2008 and 2007. We believe that we have fully reserved for any tax uncertainties in accordance with FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, however, if actual results differ from our estimates, we will adjust the tax provision in the period the tax uncertainty is realized.

Results of Operations

The following table presents our selected consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenue:
Subscription	$117,256	$77,676	$46,789
License	2,474	2,437	3,585
Professional services	2,758	2,408	1,667
Total revenue	122,488	82,521	52,041
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	42,585	32,381	20,534
License	528	751	958
Professional services	1,310	1,299	1,421
Total cost of revenue	44,423	34,431	22,913
Gross profit	78,065	48,090	29,128
Operating expenses:
Sales and marketing	28,923	19,308	12,511
Research and development	9,862	5,075	2,256
General and administrative	19,391	16,513	9,652
Restructuring charges	836	243	—
Depreciation and amortization	13,408	5,454	1,712
Goodwill and asset impairment	102,552	—	—
Total operating expenses	174,972	46,593	26,131
(Loss) income from operations	(96,907)	1,497	2,997
Interest, net	822	1,938	2,400
(Loss) income before income taxes	(96,085)	3,435	5,397
Income tax (expense) benefit	(125)	(2,077)	3,200
Net (loss) income	(96,210)	1,358	8,597

The following table sets forth, for each component of revenue, the cost of the revenue expressed as a percentage of the related revenue for each of the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Cost of subscription revenue	36%	42%	44%
Cost of license revenue	21	31	27
Cost of professional services revenue	47	54	85

Comparison of Years Ended December 31, 2008 and 2007

Total revenue increased 48% to $122.5 million in the year ended December 31, 2008 from $82.5 million in the year ended December 31, 2007.

Subscription Revenue.  Subscription revenue increased 51% to $117.3 million in the year ended December 31, 2008 from $77.7 million in the year ended December 31, 2007. The increase in subscription revenue was primarily the result of $36.5 million of additional revenue from the acquisition of Web.com as well as an increase of $4.2 million due to the growth of the average number of customers over the prior year. These increases were partially offset by the $1.1 million impact of a decrease in our average revenue per subscriber as compared to the prior year. The decrease in average revenue per subscriber was due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased 2,393 during the year ended December 31, 2008, compared to an increase of 9,636 in the year ended December 31, 2007, which excluded the customers acquired as part of the Web.com acquisition. The net subscriber additions includes approximately 9,300 customers that we acquired in September 2008. The average monthly turnover decreased to 4.0% in the year ended December 31, 2008 from 4.8% in the year ended December 31, 2007.

License Revenue.  License revenue increased 2% to $2.5 million in the year ended December 31, 2008 from $2.4 million in the year ended December 31, 2007. This slight increase was due to the timing of the NetObjects Fusion version releases and the natural life cycle of the product.

Professional Services Revenue.  Professional services revenue increased 15% to $2.8 million in the year ended December 31, 2008 from $2.4 million in the year ended December 31, 2007. Several events during the year ended December 31, 2008 contributed to the increase of professional service revenues. In June 2008, we acquired a Do-It-Yourself logo product to offer to our customers. Sales from this new product were approximately $355 thousand for the year ended December 31, 2008. In addition, revenue from search engine optimization services, originating from an acquisition completed in March 2007, increased approximately $352 thousand over the prior year. These increases were partially offset by the sale of certain customers unrelated to our core business, in April 2008, which resulted in a decrease of revenue of $173 thousand and a decrease of $157 thousand in our custom web design services.

Cost of Revenue

Cost of Subscription Revenue.  Cost of subscription revenue increased 32% to $42.6 million in the year ended December 31, 2008 from $32.4 million in the year ended December 31, 2007. The increase in the cost of subscription revenue was primarily the result of the additional costs of approximately $9.4 million related to the additional subscription revenue associated with customers acquired as part of our acquisitions in 2007. While total costs increased, our gross margin on subscription revenue increased to 64% for the year ended December 31, 2008 as compared to 58% in the year ended December 31, 2007. The increase of gross margin was a result of a better mix of higher margin revenue and the continued benefits of our migration and consolidation activities.

Cost of License Revenue.  Cost of license revenue decreased 30% to $528 thousand in the year ended December 31, 2008 from $751 thousand in the year ended December 31, 2007. The decrease in the cost of license revenue was primarily attributable to the timing of the Fusion version release and the natural life cycle of the Fusion product.

Cost of Professional Services Revenue.  Cost of professional services revenue remained constant at $1.3 million in the years ended December 31, 2008 and December 31, 2007. While total costs remained constant over the prior year, increases in costs related to the acquired Do-It-Yourself logo product and increased search engine optimization services were offset by decreases in the cost due to the sale of certain customers unrelated to our core business and a reduction in custom web design services. Gross margin on professional services revenue increased to 53% for the year ended December 31, 2008 as compared to 46% for the year ended December 31, 2007. The increase of gross margin was a result of a better mix of higher margin revenue.

Operating Expenses

Sales and Marketing Expenses.  Sales and marketing expenses increased 50% to $28.9 million, or 24% of total revenue, during the year ended December 31, 2008 from $19.3 million, or 23% of total revenue, during the year ended December 31, 2007. An increase of $7.3 million in expense was attributable to the addition of sales and marketing resources in connection with our acquisitions during 2007. During the year ended December 31, 2008, we had an increase in employee compensation and benefits cost of $2.0 million and facility expenses of approximately $261 thousand, which was offset by a reduction of $258 thousand in marketing and advertising expenses.

Research and Development Expenses.  Research and development expenses increased 94% to $9.9 million, or 8% of total revenue, during the year ended December 31, 2008 from $5.1 million, or 6% of total revenue, during the year ended December 31, 2007. This was primarily due to an increase of $3.9 million in additional research and development resources associated with our acquisitions in 2007. During the year ended December 31, 2008, we had an increase in compensation and benefits costs of approximately $1.2 million due to an increase in headcount from 68 at December 31, 2007 to 92 at December 31, 2008. This increase was partially offset by a reduction of our subcontractor labor and professional fees expense by approximately $406 thousand, which was primarily due to the reduction of costs associated with the contract termination of our outsourced software developer for NetObjects Fusion.

General and Administrative Expenses.  General and administrative expenses increased 17% to $19.4 million, or 16% of total revenue, during the year ended December 31, 2008 from $16.5 million, or 20% of total revenue, during the year ended December 31, 2007. Due to our acquisition in 2007, there was an increase of approximately $4.1 million of additional general and administrative expenses over the prior period. This was partially offset by a reduction of employee compensation and benefits expense of approximately $1.3 million, which was primarily the result of our migration and consolidation activities.

Restructuring Charges.  During the year ended December 31, 2008, we recorded $836 thousand for restructuring charges, which consisted of contract termination fees and employee termination benefits. We decided to use existing in-house resources to assist with the future development of its NetObjects Fusion product instead of outsourcing to subcontractors. The cost of terminating this contract was approximately $474 thousand. Furthermore, we are evaluating strategic alternatives for the NetObjects Fusion license software as we no longer consider it core to our predominantly subscription business model. In addition, we restructured personnel in our operations and as a result of this reorganization terminated 51 employees and recorded termination benefits of approximately $362 thousand. During the year ended December 31, 2007, we restructured our organization by terminating six employees and closing facilities in Los Angeles, California and Seneca Falls, New York. The Company accrued expenses of $243 thousand for these restructuring costs.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased 146% to $13.4 million, or 11% of total revenue, during the year ended December 31, 2008 from $5.5 million, or 7% of total revenue, during the year ended December 31, 2007. Amortization expense increased to $10.2 million during the year ended December 31, 2008 from $3.8 million in the prior year due to the increase in definite-lived intangible assets as a result of our mergers and acquisitions in 2007. Depreciation expense increased to $3.2 million during the year ended December 31, 2008 from $1.7 million in the prior year due to the increase in fixed assets purchased and acquired as a result of our acquisitions.

Goodwill and Asset Impairment.  On December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. We performed the initial step of our impairment evaluation by comparing the fair market value of our Company, as determined by using a discounted cash flow and market approaches, giving equal weight to both models, to its carrying value. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008. During the year ended December 31, 2007, based on our annual impairment test of goodwill and other indefinite lived intangible assets, there were no indicators of impairment.

Net Interest Income.  Net interest income decreased 58% to $822 thousand, or 1% of total revenue, during the year ended December 31, 2008 from $1.9 million, or 2% of total revenue, during the year ended December 31, 2007. The decrease in interest income was due to the reduced average cash balances available to invest in money market funds as a result of our recent acquisitions and the decline in interest rates.

Income Tax (Expense) Benefit.  Income tax expense decreased to $125 thousand during the year ended December 31, 2008 from $2.1 million during the year ended December 31, 2007. The Company’s tax rate for the years ended December 31, 2008 and 2007 were 0.1% and 60.2%, respectively. The decrease in tax expense and tax rate was due to the permanent book to tax differences related to the goodwill impairment and stock based compensation.

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

Cost of Revenue

Cost of Subscription Revenue.  Cost of subscription revenue increased 58% to $32.4 million in the year ended December 31, 2007 from $20.5 million in the year ended December 31, 2006. The increase in the cost of subscription revenue of approximately $11.9 million was primarily the result of the costs associated with the increase in our subscriber base since December 31, 2006. More specifically, during the year ended December 31, 2007, we incurred additional costs of approximately $10.3 million related to the additional subscription revenue associated with customers acquired as part of our acquisitions in 2006 and 2007. In addition, an increase of $1.0 million was due to increased employee compensation and benefits expense. Further, gross margin on subscription revenue increased to 58% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

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

Income Tax (Expense) Benefit.  During the year ended December 31, 2007, income tax expense increased to $2.1 million from a benefit of $3.2 million for the year ended December 31, 2006. This increase in expense is due to the release in 2006 of a portion of our valuation allowance on our deferred tax assets. The Company’s tax rate in 2007 was approximately 60.2% due to the effect of non-deductible expenses associated with incentive stock options.

Liquidity and Capital Resources

As of December 31, 2008, we had $34.1 million of unrestricted cash and cash equivalents and $24.0 million in working capital, as compared to $29.7 million of cash and cash equivalents and $16.5 million in working capital as of December 31, 2007.

Net cash provided by operations for the year ended December 31, 2008 increased 46%, or $4.7 million, to $15.0 million from $10.2 million for the year ended December 31, 2007. This increase was principally due to improved operating performance, which was reflected in a 48% increase in revenue, reduced by the non-cash goodwill and intangible asset impairment charge of $102.6 million.

Net cash used in investing activities in the year ended December 31, 2008 was $3.7 million as compared to $23.7 million in the year ended December 31, 2007. During the year ended December 31, 2008, we acquired certain assets of LogoYes.com and Design Logic, Inc. totaling approximately $4.3 million, including acquisition expenses. We also purchased approximately 9,300 customers at a cost of $1.4 million, which included a $364 thousand liability for service to be provided to the acquired customers. We received proceeds from the sale of restricted investments totaling $8.5 million and reinvested $3.5 million of those proceeds. Proceeds from the sale of $5.0 million of restricted investments were transferred to a money market account and classified as unrestricted cash given that the restrictions have lapsed. In addition, we purchased $4.3 million of property and equipment. During the year ended December 31, 2007, pursuant to the Web.com merger agreement, we paid approximately $27.0 million in cash acquisition consideration to Web.com shareholders and for related expenses, which was partially offset by the receipt of $11.8 million of Web.com’s unrestricted cash and cash equivalents upon completion of the acquisition. On March 31, 2007, we acquired substantially all of the assets and select liabilities of Submitawebsite, Inc., in which we made cash payments totaling approximately $2.1 million, including acquisition expenses. In addition, we made cash payments totaling $1.0 million due to contingent conditions being fulfilled in accordance with the Renex, Inc. purchase agreement. Other investing activities during 2007 consisted of the purchase of approximately $3.8 million of fixed assets, including a building in Spokane, Washington.

Net cash used in financing activities in the year ended December 31, 2008 was $6.9 million as compared to net cash provided by financing activities of $1.0 million for the year ended December 31, 2007. During the year ended December 31, 2008, our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next 18 months of which we had repurchased 2.1 million shares for $6.9 million. We reissued 608 thousand of those shares for exercises of stock options, warrants and restricted share issuances receiving proceeds of $1.2 million. In addition, we reduced our debt obligations by $1.2 million. During the year ended December 31, 2007, employees exercised stock options generating $2.8 million in proceeds. In addition, we reduced our debt obligations by $1.4 million.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under leases for office space (operating) and notes payable for purchase of the LEADS.com domain name and the obligation assumed from the merger with Web.com. The following summarizes our long-term contractual obligations as of December 31, 2008 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease obligations(1)	$21,768	$2,683	$2,392	$1,834	$1,807	$1,824	$11,228
Note payable	$59	$59	$—	$—	$—	$—	$—

(1)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.

Off-Balance Sheet Obligations

As of December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 1% and 2% of our total revenue in each of the years ended December 31, 2008 and 2007, respectively. Sales in Germany represented approximately 66% and 62% of our international revenue in the years ended December 31, 2008 and 2007, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $34.1 million and $29.7 million at December 31, 2008 and 2007, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statement of operations data for the eight most recent quarters. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this prospectus and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Mar 31, 2008	Jun 30, 2008	Sept 30, 2008	Dec 31, 2008		Mar 31, 2007	Jun 30, 2007	Sept 30, 2007	Dec 31, 2007
	(In Thousands)
Total revenue	$30,861	$31,977	$30,606	$29,044		$16,424	$17,401	$17,816	$30,880
Total cost of revenue	11,371	11,521	11,252	10,279		7,414	7,764	7,661	11,592
Gross profit	19,490	20,456	19,354	18,765		9,010	9,637	10,155	19,288
Total operating expenses	18,552	19,029	18,220	119,171		8,314	9,092	9,349	19,838
Income (loss) from operations	938	1,427	1,134	(100,406)		696	545	806	(550)
Net income (loss)	$550	$2,197	$1,292	$(100,249	)(1)	$632	$551	$392	$(217	)(2)
Net income (loss) per common share:
Basic	$.02	$.08	$.05	$(3.74)		$.04	$.03	$.02	$(.01)
Diluted	$.02	$.07	$.04	$(3.74)		$.03	$.03	$.02	$(.01)

(1)	Includes a goodwill and intangible asset impairment charge of $102.6 million.
(2)	Reflects an increase of non-cash expenses for amortization of intangibles, due to the acquisition of Web.com, and incentive compensation of $2.2 million and $1.2 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Management’s Report on Internal Control over Financial Reporting.

The management of Web.com Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Web.com Group, Inc.

We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Web.com Group, Inc. and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants

Jacksonville, Florida
March 4, 2009

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Web.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants

Jacksonville, Florida
March 4, 2009

WEB.COM GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$34,127	$29,746
Restricted investments	—	4,805
Accounts receivable, net of allowance of $645 and $791 thousand, respectively	5,019	6,204
Inventories, net of reserves of $78 and $67, respectively	39	26
Prepaid expenses	1,430	4,248
Prepaid marketing fees	665	793
Deferred taxes	1,093	1,723
Other current assets	134	759
Total current assets	42,507	48,304
Restricted investments	316	1,675
Property and equipment, net	8,204	7,153
Goodwill	9,000	107,933
Intangible assets, net	62,085	69,422
Other assets	383	526
Total assets	$122,495	$235,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,406	$2,034
Accrued expenses	6,230	9,097
Accrued restructuring costs and other reserves	2,619	10,484
Deferred revenue	7,831	8,501
Accrued marketing fees	263	279
Notes payable, current	59	1,186
Other liabilities	128	198
Total current liabilities	18,536	31,779
Accrued rent expense	535	105
Deferred revenue	180	147
Notes payable	—	59
Accrued restructuring costs and other reserves	1,214	3,116
Deferred tax liabilities	2,712	3,351
Other long-term liabilities	25	25
Total liabilities	23,202	38,582
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,093,759 and 27,472,686 shares issued and 26,633,436 and 27,472,686 outstanding at December 31, 2008 and 2007, respectively	27	27
Additional paid-in capital	256,763	254,208
Treasury stock, 1,460,323 and 0 shares at December 31, 2008 and 2007, respectively	(3,483)	—
Accumulated deficit	(154,014)	(57,804)
Total stockholders’ equity	99,293	196,431
Total liabilities and stockholders’ equity	$122,495	$235,013

See accompanying notes to consolidated financial statements.

WEB.COM GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Subscription	$117,256	$77,676	$46,789
License	2,474	2,437	3,585
Professional services	2,758	2,408	1,667
Total revenue	122,488	82,521	52,041
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	42,585	32,381	20,534
License	528	751	958
Professional services	1,310	1,299	1,421
Total cost of revenue	44,423	34,431	22,913
Gross profit	78,065	48,090	29,128
Operating expenses:
Sales and marketing (a)	28,923	19,308	12,511
Research and development (a)	9,862	5,075	2,256
General and administrative (a)	19,391	16,513	9,652
Restructuring charges	836	243	—
Depreciation and amortization	13,408	5,454	1,712
Goodwill and intangible asset impairment	102,552	—	—
Total operating expenses	174,972	46,593	26,131
(Loss) Income from operations	(96,907)	1,497	2,997
Other income:
Interest income, net	822	1,938	2,400
Total other income	822	1,938	2,400
(Loss) Income before income tax	(96,085)	3,435	5,397
Income tax (expense) benefit	(125)	(2,077)	3,200
Net (loss) income attributable to common stockholders	$(96,210)	$1,358	$8,597
Basic net (loss) income attributable per common share	$(3.51)	$0.07	$0.51
Diluted net (loss) income attributable per common share	$(3.51)	$0.06	$0.44
Basic weighted average common shares outstanding	27,398	19,802	16,778
Diluted weighted average common shares outstanding	27,398	22,224	19,430
(a) Stock based compensation included above
Subscription (cost of revenue)	$357	$244	$137
Sales and marketing	933	774	365
Research and development	441	312	222
General and administrative	3,058	2,238	1,309
	$4,789	$3,568	$2,033

See accompanying notes to consolidated financial statements.

WEB.COM GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In Thousands, Except Share Amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	16,509,602	$17	—	$—	$136,097	$(67,759)	$68,355
Net income	—	—	—	—	—	8,597	8,597
Exercise of stock options	550,004	—	—	—	940	—	940
Exercise of warrants	72,020	—	—	—	—	—	—
Issuance of common stock	200,000	—	—	—	1,018	—	1,018
Stock compensation expense	—	—	—	—	2,033	—	2,033
Issuance of common stock in purchase of Renex	—	—	—	—	3,013	—	3,013
Balance, December 31, 2006	17,331,626	17	—	—	143,101	(59,162)	83,956
Net income	—	—	—	—	—	1,358	1,358
Exercise of stock options	826,392	1	—	—	2,778	—	2,779
Issuance of common stock in purchase of Renex	139,461	—	—	—	16	—	16
Issuance of restricted stock	21,250	—	—	—	—	—	—
Issuance of common stock in merger with Web.com	9,153,957	9	—	—	104,745	—	104,754
Stock compensation expense	—	—	—	—	3,568	—	3,568
Balance, December 31, 2007	27,472,686	27	—	—	254,208	(57,804)	196,431
Net income	—	—	—	—	—	(96,210)	(96,210)
Exercise of stock options	253,711	—	(44,722)	253	800	—	1,053
Exercise of warrants	142,279	—	(43,345)	205	(87)	—	118
Issuance of common stock in purchase of Renex	139,461	—	(139,461)	778	(778)	—	—
Issuance of restricted stock	693,525	—	(380,375)	2,147	(2,147)	—	—
Purchase of treasury stock	(2,068,226)	—	2,068,226	(6,866)	—	—	(6,866)
Stock compensation expense	—	—	—	—	4,789	—	4,789
Issuance costs of common stock	—	—	—	—	(22)	—	(22)
Balance, December 31, 2008	26,633,436	$27	1,460,323	$(3,483)	$256,763	$(154,014)	$99,293

See accompanying notes to consolidated financial statements.

WEB.COM GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net (loss) income	$(96,210)	$1,358	$8,597
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,408	5,454	1,712
Goodwill and intangible asset impairment	102,552	—	—
Loss on disposal of assets	44	—	—
Stock based compensation expense	4,789	3,568	2,033
Restructuring costs	836	243	—
Deferred income tax expense (benefit)	(9)	1,719	(3,200)
Changes in operating assets and liabilities:
Accounts receivable, net	1,275	1,064	(1,833)
Inventories, net	(13)	43	69
Prepaid expenses and other assets	3,270	593	(120)
Accounts payable, accrued expenses and other liabilities	(13,936)	(3,474)	(673)
Deferred revenue	(1,034)	(340)	(115)
Net cash provided by operating activities	14,972	10,228	6,470
Cash flows from investing activities
Business acquisitions, net of cash acquired	(4,573)	(18,069)	(20,449)
Proceeds from sale of investments securities	8,500	5,000	—
Purchase of investment securities	(3,491)	(4,946)	—
Change in restricted investments	1,194	263	—
Investment in intangible assets	(995)	(2,109)	—
Purchase of property and equipment	(4,321)	(3,807)	(1,521)
Net cash used in investing activities	(3,686)	(23,668)	(21,970)
Cash flows from financing activities
Stock issuance	—	—	1,754
Stock issuance costs	(23)	(311)	(736)
Common stock repurchased	(6,866)	—	—
Repayments of debt obligations	(1,187)	(1,437)	(49)
Proceeds from exercise of stock options and other	1,171	2,779	940
Net cash (used in) provided by financing activities	(6,905)	1,031	1,909
Net increase (decrease) in cash and cash equivalents	4,381	(12,409)	(13,591)
Cash and cash equivalents, beginning of period	29,746	42,155	55,746
Cash and cash equivalents, end of period	$34,127	$29,746	$42,155
Supplemental cash flow information
Interest paid	$26	$19	$11
Income tax paid	$146	$233	$—
Supplemental disclosure of non-cash transactions
Issuance of equity in connection with acquisitions	$—	$104,770	$3,013

See accompanying notes to consolidated financial statements.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (formerly known as Website Pros, Inc.) (the Company) is a provider of Do-It-For-Me and Do-It-Yourself Website building tools, online marketing, lead generation, and technology solutions that enable small and medium-sized businesses to build and maintain an effective online presence. The Company offers a full range of web services, including Website design and publishing, online marketing and advertising, search engine optimization, e-mail, logo design, lead generation, home contractor specific leads, and shopping cart solutions meeting the needs of a business anywhere along its lifecycle.

The Company is currently doing business as Web.com, having updated its brand, stock symbol and sales and marketing materials in an effort to reflect its new name.

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

Revenue Recognition

Substantially all of the Company’s subscription revenue is generated from monthly subscriptions for website design, shared hosting services, application hosting, domain name registration, and marketing services. For example, one of the Company’s subscription standard contracts includes the design of a five-page website, hosting and marketing services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion and initial hosting of the website, the subscription is offered free of charge for a 30-day trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the 30-day trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis and collections are generally made in advance of the services.

Customers are billed for the subscription ranging from one to 24 months, at the customer’s option. As customers are billed, subscription revenue is recorded as deferred revenue in the accompanying balance sheets. As services are performed, the Company recognizes subscription revenue ratably on a daily basis over the service period. There are no undelivered elements at the end of the monthly service period. In addition, subscription revenue is generated from monthly subscription packages for hosting and marketing services for customized websites. These packages are sold separately from the customized website.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. The Company and Summary of Significant Accounting Policies  – (continued)

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

Restricted Investments

Restricted Investments consist primarily of commercial paper and money market securities with maturities of less than one year. The Company has classified these investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. These investments are carried at cost, which approximates fair market value. Realized gains and losses are included in earnings and are considered immaterial to the Company. These investments are restricted for use by certain vendors and creditors for credit card processing and lease payments. These investments are classified based upon the term of the restriction, and not necessarily the underlying security.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. The Company and Summary of Significant Accounting Policies  – (continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in credit instruments of highly rated financial institutions; four institutions hold 98% of the total investments.

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

Geographic Information

The Company markets its products for sale to customers, including distributors, primarily in the United States and Europe. A summary of revenue by geographic area is as follows:

	Year Ended December 31,
	2008	2007	2006
United States	99%	98%	94%
International	1%	2%	6%

Customers in Germany accounted for over 66%, 62%, and 61% of international revenue for the fiscal years ended December 31, 2008, 2007, and 2006, respectively.

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

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. The Company and Summary of Significant Accounting Policies  – (continued)

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

The asset lives used are presented in the table below:

Average Life in Years
Computer equipment	3
Software	2 – 3
Furniture and fixtures	5
Telephone equipment	5
Vehicle	5
Building	30
Building improvements	15
Leasehold improvements	Shorter of asset’s life or life of the lease

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

Advertising

Advertising costs are charged to operations as incurred. Total advertising expense was $7.9 million, $2.3 million, and $128 thousand for the years ending December 31, 2008, 2007 and 2006, respectively.

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

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. The Company and Summary of Significant Accounting Policies  – (continued)

Stock-Based Employee Compensation

The Company accounts for stock-based compensation to employees in accordance with SFAS No. 123(R), Share-based Payment. Accordingly, the fair value of all stock awards are recognized in compensation expense over the vesting period.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(r)). SFAS 141(r) retains the fundamental requirements of SFAS No. 141, but revised certain applications of the Standard to improve the financial reporting of business combinations. Some of these revisions include, to recognize assets acquired, liabilities assumed with contractual obligations and any noncontrolling interests at fair market value as of the date of purchase, to recognize other contingencies using the “more likely than not” definition from FASB Concepts Statement No. 5, Elements of Financial Statements, to recognize consideration and contingent consideration at fair market value as of the date of purchase, and to expense acquisition-related costs as incurred. SFAS 141(r) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Early adoption of this Standard is not permitted. The Company has not completed its assessment of the impact SFAS 141(r) will have on its financial position, results of operations, cash flows or disclosures.

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

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

3. Net Income (Loss) Attributable per Common Share  – (continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable per common share for the years ended December 31, 2008, 2007 and 2006 (in thousands except per share amounts):

	2008	2007	2006
Net (loss) income	$(96,210)	$1,358	$8,597
Weighted average outstanding shares of common stock	27,398	19,802	16,778
Dilutive effect of stock options and restricted stock	—	1,983	2,349
Dilutive effect of warrants	—	196	232
Dilutive effect of escrow shares	—	243	71
Common stock and common stock equivalents	27,398	22,224	19,430
Net (loss) income attributable per common share:
Basic	$(3.51)	$0.07	$0.51
Diluted	$(3.51)	$0.06	$0.44

As a result of the net loss during the year ended December 31, 2008, 6.3 million dilutive securities have been excluded from the calculation because including those securities would have been antidilutive. For the years ended December 31, 2007, and 2006, options to purchase approximately 1.8 million, and 764 thousand shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

4. Valuation Accounts

The Company’s accounts receivable allowance is summarized as follows (in thousands):

December 31, 2006	$280
Allowance acquired in Web.com merger	420
Provision	1,198
Charge-off	(1,107)
December 31, 2007	$791
Provision	3,013
Charge-off	(3,159)
December 31, 2008	$645

The Company’s inventory reserves are summarized as follows (in thousands):

December 31, 2006	$48
Provision	19
Charge-off	—
December 31, 2007	$67
Provision	11
Charge-off	—
December 31, 2008	$78

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

5. Property and Equipment

The Company’s property and equipment are summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$416	$416
Depreciable assets:
Software	2,273	2,088
Computer equipment	6,297	4,486
Telephone equipment	1,068	959
Furniture and fixtures	2,511	789
Vehicle	2	2
Building	2,029	2,029
Building improvements	221	—
Leasehold improvements	718	624
Total depreciable assets	15,119	10,977
Accumulated depreciation	(7,331)	(4,240)
Property and equipment, net	$8,204	$7,153

Depreciation expense relating to depreciable assets amounted to $3.2 million, $1.7 million, and $812 thousand for the years ended December 31, 2008, 2007, and 2006, respectively.

6. Business Combinations

Acquisition of Certain Assets from LogoYes.com and Design Logic, Inc.

On June 18, 2008, the Company acquired certain assets from LogoYes.com and Design Logic, Inc. (collectively, LogoYes). The Company believes that the LogoYes asset acquisition enhances its ability to provide services to small and medium-sized businesses by offering Do-it-Yourself logo design. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $4.5 million plus $176 thousand in transaction costs, which included $900 thousand deposited in an escrow account to address any breaches of representations and warranties. Any amounts remaining in the escrow account will be released to LogoYes eighteen months after the closing date.

The results of operations of LogoYes for the period from June 18, 2008 through December 31, 2008 are included in the Company’s consolidated statement of operations for the year ended December 31, 2008.

The following table summarizes the Company’s purchase price allocation based on the fair values of the assets acquired on June 18, 2008 (in thousands):

Tangible current assets	$25
Developed technology	1,563
Non-compete	98
Trade name	115
Goodwill	2,875
Net assets acquired	$4,676

The intangible assets are being amortized over a three to four year period, except for the trade name which has an indefinite life. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

6. Business Combinations  – (continued)

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

In consideration for the Merger, shareholders of Web.com received either (a) to the extent the shareholder made an effective cash election with respect to the shares of Web.com common stock held by such shareholder, approximately $2.36749 per share of Web.com common stock and approximately 0.43799 shares of common stock of the Company for each share of common stock of Web.com held by such shareholder and (b) to the extent the shareholder made an effective stock election, or made no election, with respect to the shares of Web.com common stock held by such shareholder, 0.6875 shares of common stock of the Company for each share of Web.com common stock held by such shareholder. In the aggregate, the Company issued approximately 9.2 million shares of the Company’s stock and paid $25 million in cash to Web.com shareholders. In addition, under the terms of the Merger Agreement, each outstanding vested option to purchase shares of Web.com common stock converted into and became a vested option to purchase the Company’s common stock, and the Company assumed such option in accordance with the terms of the stock option plan or agreement under which that option was issued. The number of shares of Web.com Group common stock an option holder is entitled to purchase and the price of those options was subject to an option exchange ratio calculated in accordance with the Merger Agreement. In the aggregate, Web.com option holders are now entitled to purchase an aggregate of approximately 2.4 million shares of the Company’s common stock at a weighted average exercise price of $5.61 per share.

The Merger was accounted for using the purchase method of accounting under U.S. generally accepted accounting principles. Under the purchase method of accounting, the Company is considered the acquirer of Web.com for accounting purposes and the total purchase price was allocated to the assets acquired and liabilities assumed from Web.com based on their fair values as of September 30, 2007. Under the purchase method of accounting, the total consideration was approximately $132.1 million, which includes the issuance of the Company’s common stock valued at approximately $88.6 million, the assumption of stock options with a fair value of $16.5 million and cash payments of $25.0 million. The Company’s transaction costs related to this merger, including legal fees, investment-banking fees, due diligence expenses, filing and printing fees, was $2.1 million. The estimated value of the common stock was calculated using the average the Company’s common stock price three days before and after the merger announcement. The average stock price used to calculate the purchase price was $9.68.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

6. Business Combinations  – (continued)

The following table summarizes the Company’s purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on September 30, 2007 (in thousands):

Tangible current assets	$19,604
Tangible non-current assets	9,239
Customer relationships	27,100
Developed technology	26,200
Non-compete	1,300
Trade names	8,500
Goodwill	73,690
Deferred tax assets	20,773
Current liabilities	(15,800)
Accrued restructuring costs and other reserves	(10,891)
Non-current liabilities	(606)
Non-current restructuring costs and other reserves	(3,291)
Deferred tax liabilities	(24,000)
Net assets acquired	$131,818

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

The results of operations of Web.com for the period from October 1, 2007 through December 31, 2007 are included in the Company’s consolidated statement of operations for the year ended December 31, 2007.

The financial information in the table below summarizes the combined results of operations of the Company and Web.com on a pro forma basis for the year ended December 31, 2007, as though the acquisition had occurred at the beginning of the period. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition actually taken place at the beginning of the nine month period set forth below. The pro forma results for the year ended December 31, 2007 include $7.1 million of Web.com non-recurring expenses, which consisted of restructuring costs, legal, and other merger related expenses.

Year Ended December 31, 2007
Revenue	$122,257
Net loss	(21,137)
Basic and diluted net loss per common share	(0.79)

Acquisition of Substantially All of the Assets of and Assumption of Select Liabilities from Submitawebsite, Inc.

On March 31, 2007, the Company acquired substantially all of the assets of and assumed certain liabilities from Submitawebsite, Inc. (Submitawebsite), based in Scottsdale, Arizona, which is a leader in natural Search Engine Optimization, a technology which aligns a website’s code and content with strategic keyword phrase targeting. The Company believes that the Submitawebsite acquisition will allow the Company to

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

6. Business Combinations  – (continued)

leverage and deepen relationships with both companies’ customer bases. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $2.3 million and $30 thousand of transaction costs. In addition, if certain requirements are met, such as key employee retention and revenue performance, during the twelve-month periods following March 31, 2008, the Company will pay Submitawebsite contingent consideration up to an additional $250 thousand, which will be recorded as goodwill upon payment.

The results of operations of Submitawebsite for the period from April 1, 2007 through December 31, 2007 are included in the Company’s consolidated statement of operations for the year ended December 31, 2007.

The following table summarizes the Company’s purchase price allocation as of March 31, 2007 based on the estimated fair values of the assets acquired and liabilities assumed on March 31, 2007 (in thousands):

Tangible current assets	$10
Tangible non-current assets	32
Customer relationships	93
Non-compete	12
Trade name	258
Goodwill	2,247
Current liabilities	(322)
Net assets acquired	$2,330

The intangible assets include customer relationship, non-compete agreements and trade name. The non-compete and customer relationship intangible asset are being amortized over a fourteen to twenty-four month period, while the trade name has an indefinite life. During the year ended December 31, 2008, the trade name acquired was impaired and therefore written off. The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

7. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of December 31, 2008 the Company had a $2.7 million liability remaining for these restructuring costs. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com has remaining lease obligations as of September 30, 2007. As of December 31, 2008, the Company had a $761 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2007, the Company executed a plan to restructure operations, which included the termination of certain employees and the closing of certain facilities (the “2007 Plan”) in September 2007. In accordance with the 2007 Plan, the Company closed its facilities in Los Angeles, California and Seneca Falls, New York. The closure of these locations resulted in the termination of four employees. The Company recorded facility exit costs of $15 thousand, severance costs of $77 thousand for

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

7. Restructuring Costs and Other Reserves  – (continued)

terminated employees, and $3 thousand in asset disposals. In addition, the Company restructured other operations by terminating two employees and recorded a restructuring expense of $148 thousand. As of December 31, 2008, the Company has paid these restructuring costs.

During the year ended December 31, 2008, the Company recorded aggregate charges of $836 thousand for restructuring, which principally comprised of contract termination costs and employee termination benefits. The Company decided to use existing in-house resources to assist with the future development of its NetObjects Fusion product and terminated its contract for outsourced development. The cost of terminating this contract was approximately $474 thousand. Furthermore, the Company is evaluating strategic alternatives for the NetObjects Fusion license software as the Company no longer considers the NetObjects Fusion software product core to its predominantly subscription business model. In addition, the Company restructured personnel in its operations and as a result of this reorganization terminated 51 employees and recorded termination benefits of approximately $362 thousand. As of December 31, 2008, the Company had a $361 thousand liability remaining for these restructuring costs. These costs are expected to be paid through December 2009.

The tables below summarizes the activity of accrued restructuring costs and other reserves during the year ended December 31, 2008 and 2007 (in thousands):

	Balance as of December 31, 2007	Additions	Cash Payments	Change in Estimates(1)	Balance as of December 31, 2008
Restructuring costs	$2,757	$474	$(1,937)	$(285)	$1,009
Employee Termination Benefits	—	362	(248)	—	114
Merger related costs	10,843	—	(8,133)	—	2,710
Balance	$13,600	$836	$(10,318)	$(285)	$3,833

(1)	During the year ended December 31, 2008, the Company paid off a lease obligation early that was previously recorded as a restructuring cost as part of an acquisition in 2007. Due to the early termination of this lease, the excess restructuring costs of $285 thousand were reclassified from accrued restructuring costs to goodwill.

	Balance as of December 31, 2006	Additions	Cash Payments	Change in Estimates	Balance as of December 31, 2007
Restructuring costs	$—	$3,119	$(362)	$—	$2,757
Merger related costs	—	11,593	(750)	—	10,843
Balance	$—	$14,712	$(1,112)	$—	$13,600

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

8. Goodwill and Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31,		Weighted-Average Amortization Period
	2008	2007
Indefinite lived intangible assets:
Goodwill	$9,000	$107,933
Domain/Trade names	13,132	13,275
Definite lived intangible assets:
Non-compete agreements	3,337	3,239	20 months
Customer relationships	32,744	31,389	67 months
Developed technology	28,872	27,309	55 months
Other	93	89
Accumulated amortization	(16,093)	(5,879)
	$71,085	$177,355

The weighted-average amortization period for the amortizable intangible assets is approximately 61 months. Total amortization expense was $10.2 million, $3.8 million, and $900 thousand for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, non-compete agreements have a useful life of between two and three years, customer relationships have useful lives of between one and eight years, and developed technology has useful lives of between three and six years. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next five years is as follows (in thousands):

2009	10,338
2010	9,815
2011	9,275
2012	8,965
2013	7,438
Thereafter	3,122
Total	$48,953

The following table summarizes changes in the Company’s goodwill balances as required by SFAS No. 142 for the periods ended (in thousands):

	December 31,
	2008	2007
Goodwill balance at beginning of period	$107,933	$31,587
Goodwill acquired during the period	3,361	76,346
Goodwill impaired during the year	(102,294)	—
Goodwill balance at end of period	$9,000	$107,933

In accordance with SFAS No. 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. On December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. We performed the initial step of our impairment evaluation by comparing the fair market value of our Company, as determined by using a discounted cash flow and market approaches, giving equal weight to both models, to its carrying value. These valuation techniques are considered to be level 3 inputs within the hierarchy under

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

8. Goodwill and Intangible Assets  – (continued)

SFAS No. 157, Fair Value Measurements. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result recorded a goodwill impairment charge of $102.3 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008.

Other indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS No. 142. Upon completion of the annual assessments, the Company determined that one of its domain/trade names was impaired due to a product rebranding effort. The Company recorded an intangible asset impairment charge of $258 thousand.

9. Operating Leases

The table below summarizes the Company’s operating leases as of December 31, 2008:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Leads.com sales center	Manassas, VA	24,081	September 2009
Leads.com sales center	Norton, VA	5,467	November 2010
1ShoppingCart.com operations center	Barrie, Ontario, Canada	8,301	May 2012
RenovationExperts.com operations center	Halifax, Nova Scotia, Canada	5,104	August 2009
Web.com Search Agency operations center	Scottsdale, AZ	8,280	March 2011
Web.com operations center	Atlanta, GA	27,482	July 2010
Globenetix operations center	Houston, TX	2,251	April 2009

During the year ended December 31, 2007, the Company signed a new 11-year lease agreement to move its principal office to another facility in Jacksonville, Florida, which commenced on July 1, 2008.

Rental expense for the leased facilities and equipment amounted to approximately $1.3 million, $1.7 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accrued rent expense was $535 thousand and $105 thousand as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

	Minimum Rental Payments	Less: Sublease Rentals	Net Minimum Rental Payments
2009	$3,884	$(1,201)	$2,683
2010	3,000	(608)	2,392
2011	1,992	(158)	1,834
2012	1,807	—	1,807
2013	1,824	—	1,824
Thereafter	11,228	—	11,228
	$23,735	$(1,967)	$21,768

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

10. Long-Term Debt and Capital Lease Obligations

Long-Term Debt

To finance the purchase of the domain name, www.leads.com, in August 2004, LEADS.com signed a $500 thousand non-interest bearing note agreement with the owner of the domain name. The collateral for this note is the www.leads.com domain name. The note is payable in quarterly installments over 5 years. The imputed interest rate is 5.25%. As of December 31, 2008 and 2007, the remaining balance was $59 thousand and $162 thousand, respectively.

At the closing of the Web.com merger on September 30, 2007, the Company assumed approximately $1.3 million in outstanding indebtedness to US Bancorp Oliver-Allen Technology. The promissory note was payable through January 2009 in monthly installments of approximately $94 thousand and bore an interest rate of 6.75%. In addition, the promissory note was collateralized by $1.3 million of cash, which was included in non-current restricted investments as of December 31, 2007. This promissory note was subsequently paid in full on March 5, 2008.

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

Equity Incentive Plans

An Equity Incentive Plan (1999 Plan) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of December 31, 2008, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of December 31, 2008, options to purchase a total of 2,340,420 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,502,985 shares of common stock have been issued and exercised and options to purchase 231,023 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the 2005 Plan) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Equity Incentive Plan that became effective November 2005. As of December 31, 2008, the Company had reserved 2,394,162 shares for equity incentives to be granted under the plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options generally vest ratably over three or four years, are

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

11. Stock-Based Compensation  – (continued)

contingent upon continued employment, and generally expire ten years from the grant date. As of December 31, 2008, options to purchase a total of 1,811,395 shares were held by participants under the plan, 23,810 shares have been issued and exercised and restrictions lapsed on 10,000 shares of common stock. In addition, options to purchase a total of 548,957 shares were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 911,250 shares. As of December 31, 2008, options to purchase a total of 375,000 shares of the Company’s common stock and 29,584 restricted shares were held by participants under the plan. As of December 31, 2008, no options have been exercised and restrictions lapsed on 25,416 shares of common stock. In addition, 481,250 shares of common stock were available for future issuances.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 603,285 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of December 31, 2008, no shares have been issued under the ESPP.

In connection with the merger with Web.com, the Company assumed six additional equity incentive plans, Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, collectively referred to as the Web.com Option Plans. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years. Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant. As of December 31, 2008, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans. Of the total reserved as of December 31, 2008, options to purchase a total of 1,918,678 shares of the Company’s common stock were held by participants under the plan and options to purchase 321,745 shares of common stock have been issued and exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the 2008 Plan), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under this plan was 3,000,000. As of December 31, 2008, options to purchase a total of 1,366,940 common shares and 625,275 shares of restricted stock were held by participants under the plan, no options have been exercised and restrictions lapsed on 24,500 shares of common stock. In addition, 983,285 shares of common stock were available for future issuances.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

11. Stock-Based Compensation  – (continued)

The Board of Directors, or a committee thereof, administers all of the equity incentive plans and determines the terms of awards granted, including the exercise price of options, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the equity incentive plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

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

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.26 – 3.73%	3.23 – 5.18%	4.27 – 5.15%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5
Volatility(1)	39 – 52%	53 – 60%	62 – 70%

(1)	For options granted after January 1, 2008, the expected volatility rates are based on the Company’s historical volatility, since the Initial Public Offering, on the date of the grant. For options granted prior to January 1, 2008, the expected volatility rates were based on peer group averages on the date of the grant.

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Balance, December 31, 2007	6,873,462	$0.50 to $193.02	6.36
Granted	1,894,850	4.41 to 9.31	7.39
Exercised	(230,657)	0.50 to 12.00	4.21
Forfeited	(354,651)	4.41 to 14.05	9.28
Expired	(346,282)	0.50 to 193.02	11.98
Balance, December 31, 2008	7,836,722	0.50 to 185.46	6.29	6.63	$3,801
Exercisable at December 31, 2008	5,379,957	0.50 to 185.46	5.45	5.57	$3,801

Compensation costs related to the Company’s stock options granted under the Company’s equity incentive plans were $3.8 million, $3.4 million, and $2.0 million for the years ended 2008, 2007, and 2006, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of December 31, 2008, the Company had $8.4 million of unrecognized compensation costs related to stock options, which the Company expects to recognize through October 2012.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $1.1 million, $4.71 million, and $4.58 million, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $3.04, $5.03, and $6.58,

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

11. Stock-Based Compensation  – (continued)

respectively. The fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $3.6 million, $3.3 million, and $2.1 million, respectively.

The following activity occurred under the Company’s equity incentive plans during the year ended December 31, 2008:

Unvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2007	1,834,418	$4.52
Granted	1,894,850	3.04
Vested	(917,852)	3.91
Forfeited	(354,651)	4.67
Unvested at December 31, 2008	2,456,765	3.58

Price ranges of outstanding and exercisable options as of December 31, 2008 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	538,401	3.41	$0.50	538,401	$0.50
$2.00 – 2.99	1,007,127	4.54	2.00	1,007,127	2.00
$3.00 – 3.99	1,384,893	4.69	3.36	1,384,893	3.36
$4.00 – 6.99	964,047	8.60	4.79	391,208	5.10
$7.00 – 9.99	2,897,519	7.96	8.88	1,427,160	8.85
$10.00 – 19.99	1,015,071	7.54	10.67	601,504	10.70
$20.00 – 185.46	29,664	2.11	39.91	29,664	39.91
	7,836,722			5,379,957

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted under our 2005 Non-Employee Directors’ Stock Option Plan, 2005 Equity Incentive Plan, and 2008 Equity Incentive Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At December 31, 2008, there were 654,859 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2008:

Restricted Stock Activity	Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2007	39,500	$9.69
Granted	671,025	6.35
Lapse of restriction	(55,666)	9.16
Restricted stock outstanding at December 31, 2008	654,859	$6.31

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

11. Stock-Based Compensation  – (continued)

Compensation expense for restricted stock awards during the year ended December 31, 2008 was approximately $932 thousand. As of December 31, 2008, there was approximately $3.6 million of total unamortized compensation cost related to the restricted stock outstanding.

12. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2008	2007	2006
Outstanding stock options	7,836,722	6,873,462	4,072,812
Options available for future grants and other awards	2,616,777	1,166,471	2,069,191
Warrants outstanding	21,667	279,896	281,347
Escrow shares relating to the Renex acquisition	—	139,461	278,922
Total common shares reserved	10,475,166	8,459,290	6,702,272

13. Common Stock

On August 2, 2006, the Company completed a secondary offering whereby certain stockholders sold 3,339,126 common shares and the Company sold 200,000 common shares to the public at a price of $9.25 per share. The net proceeds of the offering to the Company were approximately $1.0 million after deducting underwriting discounts and other costs.

On September 30, 2006, the Company had reserved in escrow 278,922 shares of its common stock if certain conditions were met as agreed to in the purchase agreement with Compass Capital. As of September 30, 2007 and 2008, certain conditions were met and the Company issued 278,922 shares of its common stock to Compass Capital. See Note 6 for a discussion of escrowed common stock in connection with the Renex acquisition.

On September 30, 2007, the Company issued approximately 9.2 million shares of its common stock in connection with its merger with Web.com, Inc. See Note 6 for a discussion of this transaction.

14. Warrants

As of December 31, 2008, the outstanding warrants and their expiration dates are as follow:

Shares Issuable Under Exercise of Warrants Outstanding:	Exercise Price	Expiration Date:
21,667	$2.879	April 2009

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

15. Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 2008, 2007, and 2006:

	2008	2007	2006
Current expense (benefit):
Federal	$124	$127	$106
State	6	—	—
Foreign	146	231	—
Deferred expense (benefit):
Federal	(184)	1,093	(3,007)
State	6	653	(299)
Foreign	27	(27)	—
Total tax expense (benefit)	$125	$2,077	$(3,200)

As of December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $219.3 million and $217.8 million, respectively, which begin to expire in the year 2019. The net operating losses at December 31, 2007 include approximately $171.8 million obtained through the acquisition of Web.com during 2007. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $148.4 million of net operating loss carryforwards will be available during the carryforward period. An additional amount may be available as a result of recognized built in gains during the five-year period following the change in ownership.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

15. Income Taxes  – (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2008	2007
Deferred tax assets:
Current:
Net operating loss carryforwards	$2,214	$1,231
Allowance for doubtful accounts	245	392
Deferred rent	6	27
Deferred revenue	1,197	—
Stock based compensation	239	47
Accrued restructuring costs and other reserves	888	3,937
	4,789	5,634
Less: valuation allowance	(3,670)	(3,744)
Net current deferred tax assets	1,119	1,890
Noncurrent:
Fixed assets basis	473	236
Intangible basis	—	1,881
Deferred revenue	59	—
Stock based compensation	1,190	815
Accrued restructuring costs and other reserves	742	1,183
Alternative minimum tax credit	387	275
Net operating loss carryforwards	54,109	54,514
	56,960	58,904
Less: valuation allowance	(50,448)	(38,977)
Net noncurrent deferred tax assets	6,512	19,927
Deferred tax liabilities:
Current:
Deferred revenue	7	106
Stock based compensation	19	—
Intangible basis	—	61
Total current deferred tax liabilities	26	167
Noncurrent:
Intangible basis	9,073	23,271
Stock based compensation	42	—
Deferred rental income	103	—
Other	6	7
Total noncurrent deferred tax liabilities	9,224	23,278
Net current deferred tax asset (liability)	1,093	1,723
Net noncurrent deferred tax asset (liability)	(2,712)	(3,351)
Net deferred tax asset (liability)	$(1,619)	$(1,628)

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

15. Income Taxes  – (continued)

The valuation allowance increased by approximately $11.4 million during 2008 and increased by approximately $31.2 million during 2007. The change in the valuation allowance from 2008 to 2007 is primarily attributable to prior year adjustments and the 2008 provision expense, which included the goodwill impairment permanent tax item. The change in the valuation allowance from 2007 to 2008 is primarily attributable to the acquisition of Web.com during 2007.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following:

	2008	2007	2006
U.S statutory rate	(34.0)%	34.0%	34.0%
State income taxes (net of federal tax benefit)	(4.0)	4.0	4.0
Goodwill impairment charge	30.3	—	—
Stock based compensation	1.1	21.9	2.2
Change in valuation allowance	6.7	—	(97.2)
Other	—	0.3	(2.3)
	0.1%	60.2%	(59.3)%

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the Canada Revenue Agency for four years and the IRS and various states for all years since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended December 31, 2008. In addition, the Company recorded approximately $100 thousand reserve for unrecognized tax benefits during 2008, which could favorably affect the effective rate.

The Company’s undistributed foreign earnings of approximately $700 thousand are considered to be permanently reinvested into the foreign jurisdictions. Accordingly, the company has not provided deferred taxes on these earnings.

16. Employee Savings Plan

Effective August 1, 2000, the Company established a 401(k) savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees who completed three months of service are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company began making contributions to the plan in 2004. The Company recorded contribution expense of $416 thousand, $232 thousand and $136 thousand for 2008, 2007, and 2006, respectively.

17. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (“TSA”), an entity in which the Company’s President and director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

17. Related Party Transactions  – (continued)

purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with or superior to those available from alternative providers. The total amount of fees paid to TSA for services rendered for the year ended December 31, 2008 and 2007 was $1.0 million and $111 thousand, respectively. No fees were paid to TSA prior to October 1, 2007. There was an unpaid balance of $63 thousand as of December 31, 2008, which was accrued at year end.

The Company licensed non-exclusive rights to patents of the Company in exchange for a royalty payment of $100 thousand, to EdgeCast Networks Inc.(“Edgecast”), an entity in which the Company’s President and director, Jeffrey M. Stibel, and one of its other directors, Alex Kazerani, has an equity interests. Mr. Kazerani is the Chief Executive Officer of, and Mr. Stibel serves as an other director of, Edgecast. The total amount of fees received from Edgecast during the year ended December 31, 2008 was $100 thousand. No fees were received from Edgecast during the year ended December 31, 2007.

The Company hired Brown & Associates, an entity owned by the brother of the Company’s Chief Executive Officer and director, on a contingency based fee to determine whether the Company overpaid sales tax to one of its vendors. The total amount of fees paid to Brown & Associates for successful refunds of sales tax, totaling $613 thousand, was $153 thousand for the year ended December 31, 2008. No fees were paid to Brown & Associates during the year ended December 31, 2007.

18. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had no outstanding borrowings as of December 31, 2008 and had approximately $1.8 million in standby letters of credit.

Legal Matters

From time to time the Company may be involved in litigation relating to claims arising out of its operations. There are several outstanding litigation matters that relate to the Company’s wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com Holding”), including the following:

On August 2, 2006, Web.com Holding filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com Holding pertaining to events in 2001. Web.com Holding also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses. These actions were consolidated in state court in Pennsylvania on September 30, 2008.

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement which resolves the lawsuit.

Web.com Holding was party to a lawsuit in state court in Missouri relating to Web.com Holding’s acquisition of Communitech.Net, Inc. in 2002. In February 2008, the Company settled all claims related to that lawsuit pursuant to a confidential settlement agreement. As part of the settlement, the Company received a broad release of claims. The Company had previously adequately reserved for the contingencies arising from this matter, including the settlement. As such, the Company believes that the settlement did not have a material adverse impact on its financial condition, cash flows or results of operations.

WEB.COM GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

18. Commitments and Contingencies  – (continued)

Web.com is also defending the appeals of several other cases that were resolved favorably to Web.com but none of which is material to the company.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on its financial condition, cash flows, or results of operations.

2. Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 4 to the Consolidated Financial Statements. All other financial statement schedules are not applicable.

3. Exhibits.

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc.(3)
3.3	Certificate of Ownership and Merger of Registrant(6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(6)
4.3	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(2)
10.1	1999 Equity Incentive Plan and forms of related agreements.(2)
10.2	2005 Equity Incentive Plan and forms of related agreements.(2)
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(2)
10.4	2005 Employee Stock Purchase Plan.(2)
10.5	2008 Equity Incentive Plan and forms of related agreements.(8)+
10.6	Executive Severance Benefit Plan.+
10.7	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.(2)
10.8	Noncompetition Agreement by Jeffrey M. Stibel, dated as of June 26, 2007.(4)+
10.9	Compensatory Arrangements of certain officers.(4)+
10.10	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC(5)
10.11	Compensation Information for Named Executive Officers(7)+
10.12	Amended and Restated Employment Agreement by and between the Company and David L. Brown.(9)+
10.13	Amended and Restated Employment Agreement by and between the Company and Jeff Stibel.(9)+
10.14	Amended and Restated Employment Agreement by and between the Company and Kevin Carney.(9)+
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(10)

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 23, 2008, and incorporated herein by reference
(8)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on December 17, 2008, and incorporated herein by reference
(10)	The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEB.COM GROUP, INC. (Registrant)
Date March 6, 2009	/s/ Kevin M. Carney Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 6, 2009:

Name	Title
/s/ David L. Brown David L. Brown	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Kevin M. Carney Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Jeffrey M. Stibel Jeffrey M. Stibel	President and Director
/s/ Timothy I. Maudlin Timothy I. Maudlin	Lead Director
/s/ Hugh M. Durden Hugh M. Durden	Director
/s/ Alex Kazerani Alex Kazerani	Director
/s/ Julius Genachowski Julius Genachowski	Director
/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc.(3)
3.3	Certificate of Ownership and Merger of Registrant(6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(6)
4.3	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(2)
10.1	1999 Equity Incentive Plan and forms of related agreements.(2)
10.2	2005 Equity Incentive Plan and forms of related agreements.(2)
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(2)
10.4	2005 Employee Stock Purchase Plan.(2)
10.5	2008 Equity Incentive Plan and forms of related agreements.(8)+
10.6	Executive Severance Benefit Plan.+
10.7	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.(2)
10.8	Noncompetition Agreement by Jeffrey M. Stibel, dated as of June 26, 2007.(4)+
10.9	Compensatory Arrangements of certain officers.(4)+
10.10	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC(5)
10.11	Compensation Information for Named Executive Officers(7)+
10.12	Amended and Restated Employment Agreement by and between the Company and David L. Brown.(9)+
10.13	Amended and Restated Employment Agreement by and between the Company and Jeff Stibel.(9)+
10.14	Amended and Restated Employment Agreement by and between the Company and Kevin Carney.(9)+
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(10)

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on November 14, 2007, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 26, 2008, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 23, 2008, and incorporated herein by reference
(8)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on December 17, 2008, and incorporated herein by reference
(10)	The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Indicates management contract or compensatory plan.