Form 10-Q
period 2009-03-31
WEB.COM GROUP, INC.
filed 2009-05-05
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of April 30, 2009: 26,387,284

Web.com Group, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Web.com Group, Inc.
Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31, 2009	March 31, 2008
Revenue:
Subscription	$26,017	$29,731
License	1,266	449
Professional services	553	681
Total revenue	27,836	30,861
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	9,309	10,903
License	87	93
Professional services	300	375
Total cost of revenue	9,696	11,371
Gross profit	18,140	19,490
Operating expenses:
Sales and marketing (a)	5,775	7,463
Research and development (a)	2,076	2,638
General and administrative (a)	6,062	5,102
Depreciation and amortization	3,350	3,349
Total operating expenses	17,263	18,552
Income from operations	877	938
Interest, net	63	256
Income before income taxes	940	1,194
Income tax expense	18	644
Net income	$922	$550
Basic net income attributable per common share	$0.04	$0.02
Diluted net income attributable per common share	$0.03	$0.02
Basic weighted average common shares outstanding	25,603	27,549
Diluted weighted average common shares outstanding	26,429	30,619

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$105	$80
Sales and marketing	225	210
Research and development	125	103
General and administrative	869	538
	$1,324	$931

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Balance Sheets
(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$36,891	$34,127
Accounts receivable, net of allowance of $554 and $645, respectively	3,928	5,019
Inventories, net of reserves of $84 and $78, respectively	27	39
Prepaid expenses	1,597	1,430
Prepaid marketing fees	642	665
Deferred taxes	1,094	1,093
Other current assets	129	134
Total current assets	44,308	42,507
Restricted investments	316	316
Property and equipment, net	7,665	8,204
Goodwill	9,225	9,000
Intangible assets, net	59,472	62,085
Other assets	585	383
Total assets	$121,571	$122,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,677	$1,406
Accrued expenses	6,580	6,230
Accrued restructuring costs and other reserves	2,372	2,619
Deferred revenue	7,288	7,831
Accrued marketing fees	229	263
Notes payable, current	30	59
Other liabilities	140	128
Total current liabilities	18,316	18,536
Accrued rent expense	564	535
Deferred revenue	161	180
Accrued restructuring costs and other reserves	907	1,214
Deferred tax liabilities	2,712	2,712
Other long-term liabilities	25	25
Total liabilities	22,685	23,202

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,093,759 and 28,093,759 shares issued and 26,371,451 and 26,633,436 outstanding at March 31, 2009 and December 31, 2008, respectively	26	27
Additional paid-in capital	256,699	256,763
Treasury Stock, 1,722,308 and 1,460,323 shares at March 31, 2009 and December 31, 2008, respectively	(4,747)	(3,483)
Accumulated deficit	(153,092)	(154,014)
Total stockholders’ equity	98,886	99,293
Total liabilities and stockholders’ equity	$121,571	$122,495

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$922	$550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,350	3,349
Loss on disposal of assets	4	3
Stock-based compensation expense	1,324	931
Deferred income tax	—	586
Changes in operating assets and liabilities:
Accounts receivable	1,091	(360)
Inventories	12	3
Prepaid expenses and other assets	(341)	2,818
Accounts payable, accrued expenses and other liabilities	(110)	(9,084)
Deferred revenue	(562)	185
Net cash provided by (used in) operating activities	5,690	(1,019)

Cash flows from investing activities
Business acquisitions	—	(8)
Proceeds from sale of investments	—	5,500
Purchase of investments	—	(996)
Change in restricted investments	—	1,228
Purchase of property and equipment	(242)	(522)
Investment in intangible assets	(2)	(1)
Net cash (used in) provided by investing activities	(244)	5,201

Cash flows from financing activities
Stock issuance costs	(5)	(5)
Common stock repurchased	(2,669)	—
Payments of debt obligations	(29)	(1,106)
Proceeds from exercise of stock options	21	737
Net cash (used in) financing activities	(2,682)	(374)

Net increase in cash and cash equivalents	2,764	3,808
Cash and cash equivalents, beginning of period	34,127	29,746
Cash and cash equivalents, end of period	$36,891	$33,554

Supplemental cash flow information
Interest paid	$1	$21
Income taxes paid	$36	$73

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (formerly known as Website Pros, Inc.) (the Company) is a provider of Do-It-For-Me and Do-It-Yourself website building tools, online marketing, lead generation, eCommerce, and technology solutions that enable small and medium-sized businesses to build and maintain an effective online presence. The Company offers a full range of web services, including online marketing and advertising, local search, search engine marketing, search engine optimization, e-mail, lead generation, home contractor specific leads, website design and publishing, logo and brand development and eCommerce solutions meeting the needs of a business anywhere along its lifecycle.

The Company has reviewed the criteria of Statement of Financial Accounting Standards (SFAS) 131, Disclosures About Segments of an Enterprise and Related Information and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008, the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, and the related notes to the consolidated financial statements for the three months ended March 31, 2009 and 2008 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2009, and the Company’s results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on March 6, 2009.

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

Goodwill and Other Intangible Assets

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2008 and as a result recorded a goodwill impairment charge of $102.3 million. There were no indicators of impairment during the quarter ended March 31, 2009.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS 141, Business Combinations and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS 142.  During the fourth quarter of 2008, the Company determined that one of its domain/trade names was impaired due to a product rebranding effort. The Company recorded an intangible asset impairment charge of $258 thousand. There were no indicators of impairment during the quarter ended March 31, 2009.

Definite-lived intangible assets are amortized over their useful lives, which range between fourteen months to ten years.

Earnings per Share

The Company computes earnings per share in accordance with SFAS 128, Earnings Per Share. Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

2. New Accounting Standards

SFAS No. 141(r)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(r), Business Combinations, which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. In April 2009, the FASB issued FASB Staff Position No. FAS 141(r)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(r)-1), which amended certain provisions of SFAS 141(r) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. SFAS 141(r) and FSP FAS 141(r)-1 became effective in the first quarter of 2009, and did not have a material impact on our Consolidated Financial Statements.

3. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, Inc. (Web.com), the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of March 31, 2009, the Company had $2.5 million remaining to be paid for these restructuring costs and other reserves. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. As of March 31, 2009, the Company had $643 thousand remaining to be paid for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2008, the Company recorded aggregate charges of $836 thousand for restructuring costs, which principally comprised of contract termination costs. The Company decided to use existing in-house resources to assist with the future development of its NetObjects Fusion product and terminated its contract for outsourced development. The cost of terminating this contract was approximately $474 thousand. Furthermore, the Company is evaluating strategic alternatives for the NetObjects Fusion license software as the Company no longer considers the NetObjects Fusion license software product core to its predominantly subscription business model. In addition, the Company restructured personnel in its operations and as a result of this reorganization terminated 51 employees and recorded termination benefits of approximately $362 thousand.  As of March 31, 2009, the Company had $181 thousand remaining to be paid for these restructuring costs.  These costs are expected to be paid through December 2009.

The tables below summarizes the activity of accrued restructuring costs and other reserves during the the three months ended March 31, 2009 (in thousands):

	Balance as of December 31, 2008	Additions	Cash Payments	Change in Estimates	Balance as of March 31, 2009

Restructuring costs	$1,009	$—	$(232)	$—	$777

Employee Termination Benefits	114	—	(68)	—	46

Merger related costs	2,710	—	(254)	—	2,456

Balance	$3,833	$—	$(554)	$—	$3,279

4. Income Taxes

Prior to adjustments to its deferred tax asset valuation reserves, the Company calculated income tax expense of $557 thousand and $2.0 million in the three months ended March 31, 2009 and 2008, respectively, based upon its estimated annual effective rate. In accordance with SFAS 109, Accounting for Income Taxes, the Company reevaluated the need for a valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, the Company reduced its deferred tax valuation allowance in the three months ended March 31, 2009 and recognized tax benefits of $539 thousand which increased dilutive earnings per share by $0.02 in the three months ended March 31, 2009.  The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings. Therefore, the Company recognized a tax expense of $18 thousand for the three months ended March 31, 2009.

FASB Interpretation No. 48 Disclosures

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

The Company calculates its income tax liability in accordance with FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The Company is subject to audit by the Canada Revenue Agency for four years and the IRS and various states for all years since inception. During the year ended December 31, 2008, the Company accrued interest expense of approximately $9 thousand and recorded a reserve for Canadian taxes payable of approximately $88 thousand. As of March 31, 2009, the Company had accrued interest of $9 thousand associated with the unrecognized tax benefits.  There was no interest expense recognized during the three months ended March 31, 2009. However, there was an increase of $17 thousand of unrecognized tax benefits during the three months ended March 31, 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

5. Earnings per Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2009 and 2008 (in thousands except per share amounts):

	Three months ended March 31,
	2009	2008
Net income	$922	$550

Weighted average outstanding shares of common stock	25,603	27,549
Dilutive effect of stock options	804	2,730
Dilutive effect of restricted stock	21	—
Dilutive effect of warrants	1	201
Dilutive effect of escrow shares	—	139
Common stock and common stock equivalents	26,429	30,619

Net income per common share:
Basic	$0.04	$0.02
Diluted	$0.03	$0.02

For the three months ended March 31, 2009 and 2008, options to purchase approximately 6.3 million and 2.3 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

During the year ended December 31, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over eighteen months from the approval date. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  The Company may terminate the repurchase program at any time without notice. During the quarter ended March 31, 2009, the Company repurchased approximately 827,000 shares of the Company’s common stock for $2.7 million.

6. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS 142 for the periods ended (in thousands):

	March 31, 2009	December 31, 2008
Goodwill balance at beginning of period	$9,000	$107,933
Goodwill acquired during the period	225	3,361
Goodwill impaired during the year	—	(102,294)
Goodwill balance at end of period	$9,225	$9,000

In accordance with SFAS 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. On December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. We performed the initial step of our impairment evaluation by comparing the fair market value of our Company, as determined by using a discounted cash flow and market approaches, giving equal weight to both models, to its carrying value. These valuation techniques are considered to be level 3 inputs with the hierarchy under SFAS 157, Fair Value Measurements. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result recorded a goodwill impairment charge of $102.3 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008. In addition, there were no indicators of impairment during the quarter ended March 31, 2009.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$13,132	$13,132
Definite lived intangible assets:
Non-compete agreements	3,337	3,337	18 months
Customer relationships	32,744	32,744	64 months
Developed technology	28,872	28,872	53 months
Other	95	93
Accumulated amortization	(18,708)	(16,093)
	$59,472	$62,085

The weighted-average amortization period for the amortizable intangible assets is approximately 58 months. Total amortization expense was $2.6 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.

The Company will complete its annual impairment tests of goodwill and other indefinite lived intangible assets in the fourth quarter of 2009. In light of current market conditions and the volatility in the price of the Company’s common stock, management and the audit committee expect to carefully analyze all relevant factors, including the Company’s current market value, legal factors, operating performance and the business climate, to evaluate whether its assets are impaired.

As of March 31, 2009, the amortization expense for the next five years is as follows (in thousands):

2009	$7,725
2010	9,815
2011	9,275
2012	8,965
2013	7,438
Thereafter	3,122
Total	$46,340

7. Stock Based Compensation
Equity Incentive Plans

An Equity Incentive Plan (the 1999 Plan) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan as amended provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of March 31, 2009, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of March 31, 2009, options to purchase a total of 2,327,302 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,514,070 shares of common stock have been issued and exercised and options to purchase 233,056 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the 2005 Plan) and are currently available for future issuance.

The Board of Directors administers the 1999 Plan and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards, and the vesting period of options, within the limits set forth in the 1999 Plan itself. Options under the 1999 Plan have a maximum term of 10 years and vest as determined by the Board of Directors. Options granted under the 1999 Plan generally vest either over 30 or 48 months. All options granted during 2002 vest over 30 months, and in general all other options granted vest over 48 months. The exercise price of non-statutory stock options and incentive stock options granted shall not be less than 85% and 100%, respectively, of the fair market value of the stock subject to the option on the date of grant. No 10% stockholder is eligible for an incentive or non-statutory stock option unless the exercise price of the option is at least 110% of the fair market value of the stock at date of grant. The 1999 Plan terminated upon the Closing of the Company’s initial public offering in November 2005.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of March 31, 2009, the Company had reserved 2,429,473 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of March 31, 2009, options to purchase a total of 1,802,012 shares were held by participants under the 2005 Plan, 23,810 shares have been issued and exercised and restrictions lapsed on 10,000 shares of common stock. In addition, options to purchase a total of 826,707 shares were available for future issuances under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the 2005 Directors’ Plan), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of March 31, 2009, options to purchase a total of 375,000 shares of the Company’s common stock and 29,584 restricted shares were held by participants under the plan. As of March 31, 2009, no options have been exercised and restrictions lapsed on 25,416 shares of common stock. In addition, 555,000 shares of common stock were available for future issuances under the 2005 Directors’ Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the ESPP), which became effective November 2005. The ESPP authorizes the issuance of 669,869 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of March 31, 2009, no shares have been issued under the ESPP.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, collectively referred to as the Web.com Option Plans. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of March 31, 2009, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of March 31, 2009, options to purchase a total of 1,909,052 shares of the Company’s common stock were held by participants under the plan and options to purchase 321,745 shares of common stock have been issued and exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the 2008 Plan), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of March 31, 2009, options to purchase a total of 1,347,219 common shares and 1,312,675 shares of restricted stock were held by participants under the 2008 Plan, no options have been exercised and restrictions lapsed on 51,100 shares of common stock. In addition, 289,006 shares of common stock were available for future issuances under the 2008 Plan.

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

The fair value of each option award is estimated on the date of the grant using the Black Scholes option valuation model and the assumptions noted in the following table.  Expected volatility rates are based on the Company’s historical volatility, since the Company’s initial public offering, on the date of the grant. The expected term of options granted represents the period of time that they are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three months ended March 31,
	2009	2008
Risk-free interest rate	1.36-2.07%	2.23-3.28%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	62%	39%

Stock Option Activity

The following table summarizes option activity for the three months ended March 31, 2009 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2008	7,836,722	$0.50 to 185.46	$6.29

Granted	41,300	3.55	3.55
Exercised	(11,085)	0.50 to 2.00	1.93
Forfeited	(35,276)	3.55 to 14.05	6.52
Expired	(54,649)	4.16 to 14.05	8.05
Balance, March 31, 2009	7,777,012	0.50 to 185.46	6.27	6.44	$2,833
Exercisable at March 31, 2009	5,553,858	0.50 to 185.46	5.56	5.50	2,833

Compensation costs related to the Company’s stock option plans were $912 thousand and $857 thousand for the three months ended March 31, 2009 and 2008. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of March 31, 2009, the Company had $7.5 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through February 2013.

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $15 thousand and $761 thousand, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 was $1.65, and $3.58, respectively.  The fair value of shares vested during the three months ended March 31, 2009 and 2008 was $835 thousand and $833 thousand, respectively.

The following activity occurred under the Company’s stock option plans during the three months ended March 31, 2009:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at December 31, 2008	2,456,765	$3.58
Granted	41,300	1.65
Vested	(239,635)	3.47
Forfeited	(35,276)	2.96
Unvested at March 31, 2009	2,223,154	3.56

Price ranges of outstanding and exercisable options as of March 31, 2009 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	537,901	3.16	$0.50	537,901	$0.50
$2.00 – $2.99	994,828	4.34	2.00	994,828	2.00
$3.00 – $3.99	1,424,062	4.59	3.36	1,389,165	3.36
$4.00 – $6.99	926,115	8.47	4.79	408,893	5.08
$7.00 – $9.99	2,872,019	7.73	8.88	1,562,520	8.88
$10.00 – $185.46	1,022,087	7.26	11.52	660,551	12.12
	7,777,012			5,553,858

Restricted Stock Activity

The following information relates to awards of restricted stock and restricted stock units that have been granted under the 2005 Directors’ Plan, the 2005 Plan, and the 2008 Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one to four-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At March 31, 2009, there were 1,342,259 shares of restricted stock awards and units outstanding.

The following restricted stock award and restricted stock unit activity occurred under the Company’s equity incentive plans during the three months ended March 31, 2009:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock awards and units outstanding at December 31, 2008	654,859	$6.31
Granted	714,000	3.56
Lapse of restriction	(26,600)	8.74
Restricted stock awards and units outstanding at March 31, 2009	1,342,259	4.80

Compensation expense for the three months ended March 31, 2009 and 2008 was approximately $421 thousand and $74 thousand, respectively. As of March 31, 2009, there was approximately $5.7 million of total unrecognized compensation cost related to the restricted stock outstanding.

8. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (TSA), an entity in which the Company’s President and Director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three months ended March 31, 2009 and 2008 was $142 thousand and $152 thousand, respectively.  There was an unpaid balance of $44 thousand and $63 thousand as of March 31, 2009 and December 31, 2008, respectively.

9. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases.  The Company had no outstanding borrowings as of March 31, 2009 and had approximately $1.8 million in standby letters of credit.

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

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolves the lawsuit. The revenue derived from the sale of the patent license is reflected in license revenue for the quarter ended March 31, 2009.

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

10. Subsequent Events

On April 27, 2009, the Company acquired substantially all the assets and select liabilities of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”), with its headquarters in Shavertown, Pennsylvania, and offices in Wilkes-Barre, Pennsylvania. Solid Cactus provides a full-range of solutions for new and existing online businesses, including website and eCommerce store design and programming, pay-per-click advertising management, search engine optimization, affiliate program and e-mail marketing management, call center and virtual office services, and Software as a Service products. The Company believes the acquisition of Solid Cactus enhances the Company’s strategic position as a comprehensive, "one-stop" resource for small and medium-sized businesses seeking online marketing and eCommerce solutions. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $3.4 million. In addition, the Company expects to pay Solid Cactus, Inc. contingent consideration of up to an additional $500 thousand.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2008, contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009.

Overview

We are a leading provider of Do-It-For-Me and Do-It-Yourself website building tools, online marketing, lead generation, eCommerce, and technology solutions that enable small and medium-sized businesses to build and maintain an effective online presence. We offer a full range of online services, including online marketing and advertising, local search, search engine marketing, search engine optimization, lead generation, home contractor specific leads, website design and publishing, logo and brand development and eCommerce solutions, meeting the needs of small businesses anywhere along their lifecycle.

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

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With approximately 265,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of March 31, 2009, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective online presence.

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

For the three months ended March 31, 2009, subscription revenue accounted for approximately 93% of our total revenue as compared to 96% for the three months ended March 31, 2008. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. In the future, we expect other sources of revenue to decline as a percentage of total revenue over time.

License Revenue

We generate license revenue from the sale of perpetual licenses to use our software products and patents. Our software products enable customers to build Websites either for themselves or for others. License revenue consists of all fees earned from granting customers licenses to use our software products and patents. Software may be delivered indirectly by a channel distributor, through download from our Website, or directly to end users by us. We recognize license revenue from packaged products upon shipment to end-users. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end user has been electronically provided with the licenses and software activation keys that allow the end user to take immediate possession of the software. In periods during which we release new versions of our software, our license revenue is likely to be higher than in periods during which no new releases occur.

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

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of compensation expenses related to our Web page development staff and allocated overhead costs.  While in the near term, we expect to maintain or reduce costs in this area, in the long term, we may add additional resources in this area to support the growth in our professional services and custom design function.

Operating Expenses

Sales and Marketing Expense

Our largest direct marketing expenses are the costs associated with the online marketing channels we use to acquire and promote our services. These channels include search marketing, affiliate marketing and online partnerships. Sales costs consist primarily of salaries and related expenses for our sales and marketing staff. Sales and marketing expenses also include commissions, marketing programs, including advertising, events, corporate communications, other brand building and product marketing expenses and allocated overhead costs.

As market conditions improve, we plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new subscription customers as well as increase sales of additional and new services and products to our existing customer base. Our investment in this area will also help us to expand our strategic marketing relationships, to build brand awareness, and to sponsor additional marketing events. Accordingly, we expect that, in the future, sales and marketing expenses will increase in absolute dollars.

Research and Development Expense

Research and development expenses consist primarily of salaries and related expenses for our research and development staff, outsourced software development expenses, and allocated overhead costs. We have historically focused our research and development efforts on increasing the functionality of the technologies that enable our Web services and lead generation products. Our technology architecture enables us to provide all of our customers with a service based on a single version of the applications that serve each of our product offerings. As a result, we do not have to maintain multiple versions of our software, which enables us to have lower research and development expenses as a percentage of total revenue. While we have achieved cost reductions in recent periods due to our consolidation and migration activities, we expect that, in the future, research and development expenses will increase in absolute dollars as we continue to upgrade and extend our service offerings and develop new technologies.

General and Administrative Expense

General and administrative expenses consist of salaries and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, other corporate expenses, and allocated overhead costs. While in the near term, we expect to maintain or reduce costs in this area, in the long term, we may add additional resources to support the growth of our business.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No., or SAB, 104 and other related generally accepted accounting principles.

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

License revenue is derived from sales of software licenses directly to end-users as well as through value-added resellers and distributors. Software may be delivered indirectly by a distributor, through download from our Website, or directly to end-users by our company. We recognize revenue generated by the distribution of software licenses directly by us in the form of a boxed software product or a digital download upon sale and delivery to the end-user. End-users who purchase a software license online pay for the license at the time of order. We do not offer extended payment terms or make concessions for software license sales. We recognize revenue generated from distribution agreements where the distributor has a right of return as the distributor sells and delivers software license product to the end-user. We recognize revenue from distribution agreements where no right of return exists when a licensed software product is shipped to the distributor. In arrangements where distributors pay us upon shipment of software product to end-customers, we recognize revenue upon payment by the distributor. We are not obligated to provide technical support in connection with software licenses and do not provide technical support services to our software license customers. Our revenue recognition policies are in compliance with Statement of Position, or SOP, 97-2 (as amended by SOP 98-4 and SOP 98-9), Software Revenue Recognition. We also derive license revenue from sales of licenses to our patented technology. Such revenue is recognized upon the delivery of the license to the customer.

Professional services revenue is generated from custom Website design and search engine optimization services. Our professional services revenue from contracts for custom Website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with Statement of Financial Accounting Standards No., or SFAS, 123(R), Share Based Payment.

Goodwill and Intangible Assets

In accordance with SFAS 142 Goodwill and Other Intangible Assets, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to eight years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. After performing the tests, we determined the carrying amount exceeded the fair value and calculated the impairment. As a result, we recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during 2008.

We will complete our annual impairment tests of goodwill and other indefinite lived intangible assets in the fourth quarter of 2009. In light of current market conditions and the volatility in the price of the our common stock, management and the audit committee expect to carefully analyze all relevant factors, including the current market value, legal factors, operating performance and the business climate, to evaluate whether our assets are impaired.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed was allocated to goodwill. Management weighed several factors in determining the fair value of amortizable intangibles, which primarily consists of customer relationships, non-compete agreements, trade names, and developed technology, including using valuation studies as one of many tools in determining the fair value of amortizable intangibles.

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

Comparison of the Results for the Three Months Ended March 31, 2009 to the Results for the Three Months Ended March 31, 2008

Revenue

	Three months ended March 31,
	2009	2008
	(unaudited)
Revenue:
Subscription	$26,017	$29,731
License	1,266	449
Professional services	553	681
Total revenue	$27,836	$30,861

Total revenue for the three months ended March 31, 2009 decreased $3.0 million, or 10%, over the three months ended March 31, 2008. Total revenue during the three-months ended March 31, 2009 declined primarily due to decreases in our average revenue per subscriber as compared to the same period of the prior year.

Subscription Revenue. Subscription revenue decreased 12% to $26.0 million in the three months ended March 31, 2009 from $29.7 million in the three months ended March 31, 2008. Subscription revenue decreased approximately $3.7 million primarily due to a decrease in our average revenue per subscriber as compared to the prior year. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers decreased by 173 customers during the three months ended March 31, 2009 from an increase of 7,290 during the three months ended March 31, 2008. The average monthly turnover decreased to 3.9% during the three months ended March 31, 2009 from 4.1% during the three months ended March 31, 2008.  Due to the current economic conditions and lower marketing spend, gross subscriber additions were down from 45,657 in the three months ended March 31, 2008 to 35,147 in the three months ended March 31, 2009.

License Revenue. License revenue increased 182% to $1.3 million in the three months ended March 31, 2009 from $449 thousand in the three months ended March 31, 2008. The majority of the increase of license revenue was attributable to the sale of licenses to certain patents.

Professional Services Revenue. Professional services revenue decreased 19% to $553 thousand in the three months ended March 31, 2009 from $681 thousand in the three months ended March 31, 2008. There was a decrease of $49 thousand in custom website design and maintenance services, as well as, a decrease of $198 thousand in search engine optimization services. These decreases were partially offset by revenue associated with our Do-it-Yourself logo product, which was acquired in June 2008. Sales from this new product were approximately $164 thousand during the three months ended March 31, 2009.

Cost of Revenue

	Three months ended March 31,
	2009	2008
	(unaudited)
Cost of revenue
Subscription	$9,309	$10,903
License	87	93
Professional services	300	375
Total cost of revenue	$9,696	$11,371

Cost of Subscription Revenue. Cost of subscription revenue decreased 15% to $9.3 million in the three months ended March 31, 2009 from $10.9 million in the three months ended March 31, 2008. During the three months ended March 31, 2009, we reduced costs of approximately $795 thousand, which was driven by the decline of our subscription revenue. In addition, as a lesser percentage of our sales came from our strategic marketing relationships, fees related to these relationships decreased by $447 thousand during the three months ended March 31, 2009.  Additionally, due to our migration and consolidation activities, we reduced employee compensation and benefits expense by $231 thousand during the three months ended March 31, 2009. As a result of these savings, our gross margin on subscription revenue increased from 63% during the three months ended March 31, 2008 to 64% during the three months ended March 31, 2009.

Cost of License Revenue. Cost of license revenue decreased 6% to $87 thousand in the three months ended March 31, 2009 from $93 thousand in the three months ended March 31, 2008 due to the lower sales of software.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 20% to $300 thousand in the three months ended March 31, 2009 from $375 thousand in the three months ended March 31, 2008 due to the lower volume of services provided to customers.

Operating Expenses

	Three months ended March 31,
	2009	2008
	(unaudited)
Operating expenses:
Sales and marketing	$5,775	$7,463
Research and development	2,076	2,638
General and administrative	6,062	5,102
Depreciation and amortization	3,350	3,349
Total operating expenses	$17,263	$18,552

Sales and Marketing Expenses. Sales and marketing expenses decreased 23% to $5.8 million, or 21% of total revenue, during the three months ended March 31, 2009 from $7.5 million, or 24% of total revenue, during the three months ended March 31, 2008. The decrease of $1.7 million in sales and marketing expenses was primarily the result of a reduction in online marketing spend during the quarter, as well as, a reduction in sales resources. Specifically, we saw reductions in employee compensation and benefits expense by $563 thousand and marketing and advertising expense by $1.1 million.

Research and Development Expenses. Research and development expenses decreased 21% to $2.1 million, or 7% of total revenue, during the three months ended March 31, 2009 from $2.6 million, or 9% of total revenue, during the three months ended March 31, 2008. As a result of our migration and consolidation activities, there was a decrease in employee compensation and benefits expense totaling $184 thousand, in addition to the reduction of costs associated with the contract termination of our outsourced software developer for NetObjects Fusion totaling $389 thousand.

General and Administrative Expenses. General and administrative expenses increased 19% to $6.1 million, or 22% of total revenue, during the three months ended March 31, 2009 from $5.1 million, or 17% of total revenue, during the three months ended March 31, 2008. During the quarter ended March 31, 2009, we had additional legal expenses of $573 thousand, which were primarily associated with the sale of patents, in addition to, increases in employee compensation and stock compensation of $365 thousand and $331 thousand, respectively. These increases were offset in part by decreases of $147 thousand in contract labor.

Depreciation and Amortization Expense. Depreciation and amortization expense remained relatively unchanged at $3.4 million, or 12% of total revenue, during the three months ended March 31, 2009 from $3.3 million, or 11% of total revenue, during the three months ended March 31, 2008.

Net Interest Income. Net interest income decreased 75% to $63 thousand, or less than 1% of total revenue, during the three months ended March 31, 2009 from $256 thousand, or 1% of total revenue, during the three months ended March 31, 2008. The decrease in interest income was due to a reduction in the interest rates of our investment instruments.

Income tax expense. We recorded an income tax expense of $557 thousand during the three-months ended March 31, 2009 from $644 thousand during the three-months ended March 31, 2008.  In accordance with SFAS 109 Accounting for Income Taxes, we reevaluated the need for a valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings. As a result of this evaluation, we reduced our deferred tax valuation allowance in the three months ended March 31, 2009, which resulted in an income tax benefit benefit of $539 thousand. Therefore, the Company recognized tax expense of $18 thousand for the three months ended March 31, 2009. The Company's estimated annual effective tax rate varied from the statutory tax rate because the Company was able to fully offset U.S. tax expense with net operating loss carryforwards though a release of the valuation allowance.

Liquidity and Capital Resources

As of March 31, 2009, we had $36.9 million of unrestricted cash and cash equivalents and $26.0 million in working capital, as compared to $34.1 million of cash and cash equivalents and $24.0 million in working capital as of December 31, 2008.

Net cash provided by operations for the three months ended March 31, 2009 was $5.7 million as compared to the net cash used in operations of $1.0 million for the three months ended March 31, 2008. The increase of net cash provided by operations over the prior year was primarily the result of $3.8 million in net payments, made during the three months ended March 31, 2008, associated with the accrued restructuring and other accrued liabilities in connection with the Web.com acquisition.

Net cash used in investing activities in the three months ended March 31, 2009 was $244 thousand as compared to the net cash provided by investing activities during the three months ended March 31, 2008 of $5.2 million. During the three months ended March 31, 2009, the Company invested approximately $244 thousand in property and equipment and intangible assets. During the three months ended March 31, 2008, the Company received proceeds from the sales of restricted investments totaling $5.5 million and reinvested $1.0 million. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. In addition, the Company paid off a note payable and the related restricted cash was released and classified as unrestricted cash.

Net cash used in financing activities in the three months ended March 31, 2009 was $2.7 million as compared to $374 thousand for the three months ended March 31, 2008. During the three months ended March 31, 2009, we repurchased approximately 827,000 shares of our common stock for $2.7 million.  During the three months ended March 31, 2008, we paid $1.1 million to satisfy a debt obligation and received proceeds from the exercise of stock options of $737 thousand.

Off-Balance Sheet Arrangements

As March 31, 2009 and March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 1% of our total revenue in the three months ended March 31, 2009 and 2008, respectively. Sales in Germany represented approximately 57% and 59% of our international revenue in the three months ended March 31, 2009 and 2008, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $36.9 million and $34.1 million at March 31, 2009 and December 31, 2008, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolves the lawsuit. The revenue derived from the sale of the patent license is reflected in license revenue for the quarter ended March 31, 2009.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2008 and 2007, 46% and 43%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the three months ended March 31, 2009 and 2008, 13% and 16%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 18% of our new customers in the year ended December 31, 2008 and approximately 13% of our new customers in the three months ended March 31, 2009, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

After being profitable for the years ended December 31, 2005, 2006, and 2007, we were not profitable for the year ended December 31, 2008 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2005, 2006, and 2007 and the quarter ended March 31, 2009, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods.  As of March 31, 2009, we had an accumulated deficit of approximately $153.1 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Our success depends, in part, on our ability to protect and preserve the proprietary aspects of our technology, Web services, and products. If we are unable to protect our intellectual property, our competitors could use our intellectual property to market services and products similar to those offered by us, which could decrease demand for our Web services and products. We may be unable to prevent third parties from using our proprietary assets without our authorization. While we do rely on patents acquired from the Web.com acquisition, we do not currently rely on patents to protect all of our core intellectual property. To protect, control access to, and limit distribution of our intellectual property, we generally enter into confidentiality and proprietary inventions agreements with our employees, and confidentiality or license agreements with consultants, third-party developers, and customers. We also rely on copyright, trademark, and trade secret protection. However, these measures afford only limited protection and may be inadequate. Enforcing our rights to our technology could be costly, time-consuming and distracting. Additionally, others may develop non-infringing technologies that are similar or superior to ours. Any significant failure or inability to adequately protect our proprietary assets will harm our business and reduce our ability to compete.

If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2009, will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Market, either of which would harm our stock price.

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

For example, during the year ended December 31, 2008, we completed our annual impairment test of goodwill. We performed the initial step of our impairment evaluation by comparing the fair market value of our Company, as determined by using a discounted cash flow and market approach giving equal weight to both models, to its carrying value. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result recorded a goodwill impairment charge of $102.3 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008. We expect to incur additional costs associated with combining of acquired companies, which may be substantial. Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease Web.com Group’s net income and earnings per share for the periods in which those adjustments are made.

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

The following table sets forth information about our stock repurchases for each of the three months in the quarter ended March 31, 2009:
			Total number of shares	Maximum dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under the
Period (1)	purchased (1)	per share	plans or programs	plan (in thousands) (2)

January 1, 2009-January 31, 2009	293,315	$3.40	293,315	$12,006
February 1, 2009-February 28, 2009	85,225	3.49	85,225	11,709
March 1, 2009-March 31,2009	400,000	3.03	400,000	10,497

(1) Based on trade date; not settlement date.
(2) On September 4, 2008, the Company announced a stock repurchase program which authorized the Company to repurchase up to $20 million of the Company's outstanding common stock over the next eighteen months.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

4.3	Warrant dated April 27, 2004, exercisable for 21,667 shares of common stock. (1)

10.1	Fiscal Year 2009 Executive Bonus Plan. (4)+

10.2	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement. (2)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

+ Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 28, 2008, and incorporated herein by reference.
(4)	Filed in the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on March 20, 2009, and incorporated herein by reference.
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

Web.com Group, Inc.
(Registrant)

May 5, 2009	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of ownership and Merger of Registrant. (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

4.3	Warrant dated April 27, 2004, exercisable for 21,667 shares of common stock. (1)

10.1	Fiscal Year 2009 Executive Bonus Plan. (4)+

10.2	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement. (2)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

+  Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 28, 2008, and incorporated herein by reference.
(4)	Filed in the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on March 20, 2009, and incorporated herein by reference.
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