Form 10-Q
period 2009-06-30
WEB.COM GROUP, INC.
filed 2009-08-05
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Common Stock, par value $0.001 per share, outstanding as of July 31 , 2009: 26,285,443

Web.com Group, Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period ended June 30, 2009
Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Subscription	$25,438	$30,269	$51,456	$60,000
Professional services	1,037	589	1,590	1,271
Other	—	100	1,000	100
Total revenue	26,475	30,958	54,046	61,371
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	9,413	11,038	18,721	21,941
Professional services	575	292	876	667
Total cost of revenue	9,988	11,330	19,597	22,608
Gross profit	16,487	19,628	34,449	38,763
Operating expenses:
Sales and marketing (a)	5,881	7,547	11,645	14,953
Research and development (a)	2,086	2,384	4,128	4,666
General and administrative (a)	4,789	5,398	10,851	10,499
Depreciation and amortization	3,441	3,232	6,790	6,582
Total operating expenses	16,197	18,561	33,414	36,700
Income from operations	290	1,067	1,035	2,063
Interest, net	43	192	105	448
Income before income taxes	333	1,259	1,140	2,511
Income tax (expense) benefit	(26)	578	(43)	(66)
Net income from continuing operations	$307	$1,837	$1,097	$2,445
Discontinued operations
Income from discontinued operations, net of tax	95	360	228	302
Gain on sale of discontinued operations, net of tax	822	—	822	—
Income from discontinued operations, net of tax	917	360	1,050	302
Net income	$1,224	$2,197	$2,147	$2,747

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)
(continued)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Basic earnings per share:
Income from continuing operations attributable per common share	$0.01	$0.07	$0.04	$0.09
Income from discontinuing operations attributable per common share	0.04	0.01	0.04	0.01
Net Income per common share	$0.05	$0.08	$0.08	$0.10
Diluted earnings per share:
Income from continuing operations attributable per common share	$0.01	$0.06	$0.04	$0.08
Income from discontinuing operations attributable per common share	0.04	0.01	0.04	0.01
Net Income per common share	$0.05	$0.07	$0.08	$0.09

Basic weighted average common shares outstanding	25,130	27,806	25,365	27,678
Diluted weighted average common shares outstanding	26,903	30,546	26,603	30,562

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$105	$83	$209	$163
Sales and mar keting	210	229	435	440
Research and development	124	114	249	216
General and administrative	757	812	1,626	1,350
	$1,196	$1,238	$2,519	$2,169

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$35,554	$34,127
Accounts receivable, net of allowance of $493 and $645, respectively	4,690	5,019
Inventories, net of reserves of $0 and $78, respectively	—	39
Prepaid expenses	1,635	1,430
Prepaid marketing fees	621	665
Deferred taxes	1,094	1,093
Other current assets	131	134
Total current assets	43,725	42,507
Restricted investments	316	316
Property and equipment, net	8,783	8,204
Goodwill	11,881	9,000
Intangible assets, net	59,001	62,085
Other assets	293	383
Total assets	$123,999	$122,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,091	$1,406
Accrued expenses	6,758	6,230
Accrued restructuring costs and other reserves	2,315	2,619
Deferred revenue	7,364	7,831
Accrued marketing fees	195	263
Notes payable, current	—	59
Capital lease obligations	391	—
Other liabilities	136	128
Total current liabilities	18,250	18,536
Accrued rent expense	601	535
Deferred revenue	160	180
Capital lease obligations	512	—
Accrued restructuring costs and other reserves	599	1,214
Deferred tax liabilities	2,748	2,712
Other long-term liabilities	498	25
Total liabilities	23,368	23,202

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 28,093,759 and 28,093,759 shares issued and 26,289,277 and 26,633,436 outstanding at June 30, 2009 and December 31, 2008, respectively	26	27
Additional paid-in capital	257,846	256,763
Treasury Stock, 1,804,482 and 1,460,323 shares at June 30, 2009 and December 31, 2008, respectively	(5,374)	(3,483)
Accumulated deficit	(151,867)	(154,014)
Total stockholders’ equity	100,631	99,293
Total liabilities and stockholders’ equity	$123,999	$122,495

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$2,147	$2,747
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of cash	(822)	—
Depreciation and amortization	6,790	6,582
Gain on disposal of assets	—	(1)
Stock-based compensation expense	2,519	2,169
Deferred income tax	36	(95)
Changes in operating assets and liabilities:
Accounts receivable	565	(1,007)
Inventories	39	(49)
Prepaid expenses and other assets	(298)	3,350
Accounts payable, accrued expenses and other liabilities	(1,976)	(9,757)
Deferred revenue	(900)	51
Net cash provided by operating activities	8,100	3,990

Cash flows from investing activities
Business acquisitions	(3,490)	(4,578)
Proceeds from gain on sale of discontinued operations	822	—
Proceeds from sale of investments	—	7,000
Purchase of investments	—	(2,494)
Change in restricted investments	—	1,228
Purchase of property and equipment	(510)	(3,247)
Purchase of intangible assets	(3)	(2)
Net cash (used in) investing activities	(3,181)	(2,093)

Cash flows from financing activities
Stock issuance costs	(8)	(10)
Common stock repurchased	(3,534)	—
Payments of debt obligations	(165)	(1,130)
Proceeds from exercise of stock options and warrants	215	780
Net cash (used in) financing activities	(3,492)	(360)

Net increase in cash and cash equivalents	1,427	1,537
Cash and cash equivalents, beginning of period	34,127	29,746
Cash and cash equivalents, end of period	$35,554	$31,283

Supplemental cash flow information
Interest paid	$13	$22
Income taxes paid	$226	$123

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

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, and the related notes to the consolidated financial statements for the six months ended June 30, 2009 and 2008 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2009, and the Company’s results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

Comprehensive Income

Comprehensive income equals net income for all periods presented.

Goodwill and Other Intangible Assets

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2008 and as a result recorded a goodwill impairment charge of $102.3 million. There were no indicators of impairment during the quarter ended June 30, 2009.

Intangible assets acquired as part of a business combination are accounted for in accordance with SFAS 141, Business Combinations and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with SFAS 142.  During the fourth quarter of 2008, the Company determined that one of its domain/trade names was impaired due to a product rebranding effort. The Company recorded an intangible asset impairment charge of $258 thousand. There were no indicators of impairment during the quarter ended June 30, 2009.

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

2. New Accounting Standards

SFAS No. 168

In June 2009, the Financial Accounting Standards Board, or (FASB) issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the authoritive accounting principles recognized by FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 becomes effective for finanical statements issued for the interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to generally accepted accounting principles in its quarterly report ended September 30, 2009. This will not have an impact on the Company’s Consolidated Financial Statements.

SFAS No. 165

In May 2009, FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes the general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 becomes effective for financial statements issued for the interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s Consolidated Financial Statements.

3. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for approximately $4.0 million. The Company no longer considers the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others.

The Company has received a partial payment of $750 thousand and recorded a $250 thousand receivable in connection with the NetObjects Fusion sale. The remaining $3.0 million of proceeds is expected to be paid over the next several years using a formula based on estimated revenue, with the entire balance expected to be paid by May 26, 2013. The remaining proceeds will be recorded as a gain in discontinued operations as cash payments are received. During the three and six months ended June 30, 2009, the net gain of $822 thousand is included in “Gain on sale of discontinued operations, net of tax” on the Company’s Consolidated Statement of Operations.

For the three months ended June 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software was $162 thousand and $1.0 million and net income was $95 thousand and $360 thousand, respectively. For the six months ended June 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software business was $428 thousand and $1.5 million and net income was $228 thousand and $302 thousand, respectively. Operating results relating to the NetObjects Fusion revenue and expenses for all periods presented are reported in discontinued operations.

4. Business Combinations

On April 27, 2009, the Company acquired substantially all the assets and select liabilities of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”), with its headquarters in Shavertown, Pennsylvania, and offices in Wilkes-Barre, Pennsylvania. Solid Cactus provides a full-range of solutions for new and existing online businesses, including website and eCommerce store design and programming, pay-per-click advertising management, search engine optimization, affiliate program and e-mail marketing management, call center and virtual office services, and Software as a Service products. The Company believes the acquisition of Solid Cactus enhances the Company’s strategic position as a comprehensive, "one-stop" resource for small and medium-sized businesses seeking online marketing and eCommerce solutions. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $3.3 million. In addition, the Company expects to pay Solid Cactus contingent consideration of up to an additional $500 thousand in April 2012. Although a reduction is not anticipated, this amount may be reduced by the amount of any unaccrued liabilities that existed at the acquisition date that the Company later discovers.

The results of operations of Solid Cactus for the period from April 27, 2009 through June 30, 2009 are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2009.

As of June 30, 2009, the purchase accounting for this acquisition is still subject to final adjustment primarily for completion of the final valuation of assets and liabilities acquired.

The following table summarizes the Company’s purchase price allocation based on the fair values of the assets acquired and liabilities assumed on April 27, 2009 (in thousands):

Tangible current assets	$132
Tangible non-current assets	1,602
Developed technology	331
Customer relationships	731
Non-compete	477
Domain name	678
Goodwill	2,656
Current liabilities	(2,072)
Non-current liabilities	(667)

Net assets acquired	$3,868

The intangible assets are being amortized over a three to four year period, except for the domain name which has an indefinite life.  The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

5. Earnings per Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2009 and 2008 (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Income from continuing operations	$307	$1,837	$1,097	$2,445
Discontinued operations	917	360	1,050	302
Net income	$1,224	$2,197	$2,147	$2,747

Weighted average outstanding shares of common stock	25,130	27,806	25,365	27,678
Dilutive effect of stock options	1,450	2,412	1,190	2,550
Dilutive effect of restricted stock	321	—	45	—
Dilutive effect of warrants	2	189	3	195
Dilutive effect of escrow shares	—	139	—	139
Common stock and common stock equivalents	26,903	30,546	26,603	30,562

Basic earnings per share:
Income from continuing operations	$0.01	$0.07	$0.04	$0.09
Income from discontinued operations	0.04	0.01	0.04	0.01
Net Income	$0.05	$0.08	$0.08	$0.10

Diluted earnings per share:
Income from continuing operations	$0.01	$0.06	$0.04	$0.08
Income from discontinued operations	0.04	0.01	0.04	0.01
Net Income	$0.05	$0.07	$0.08	$0.09

For the three months ended June 30, 2009 and 2008, options to purchase approximately 6.4 million and 3.8 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.  For the six months ended June 30, 2009 and 2008, options to purchase approximately 6.9 million and 2.7 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

During the year ended December 31, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over eighteen months from the approval date. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  The Company may terminate the repurchase program at any time without notice. During the three months ended June 30, 2009, the Company repurchased approximately 196,000 shares of the Company’s common stock for $865 thousand. During the six months ended June 30, 2009, the Company repurchased approximately one million shares of the Company’s common stock for $3.5 million.

6. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by SFAS 142 for the periods ended (in thousands):

	June 30, 2009	December 31, 2008
Goodwill balance at beginning of period	$9,000	$107,933
Goodwill acquired during the period	2,881	3,361
Goodwill impaired during the year	—	(102,294)
Goodwill balance at end of period	$11,881	$9,000

In accordance with SFAS 142, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment during the quarter ended June 30, 2009.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2009	December 31, 2008	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$13,810	$13,132
Definite lived intangible assets:
Non-compete agreements	3,814	3,337	23 months
Customer relationships	33,475	32,744	61 months
Developed technology	29,203	28,872	50 months
Other	96	93
Accumulated amortization	(21,397)	(16,093)
	$59,001	$62,085

The weighted-average amortization period for the amortizable intangible assets is approximately 55 months. Total amortization expense was $2.7 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively. Total amortization expense was $5.3 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively.

The Company will complete its annual impairment tests of goodwill and other indefinite lived intangible assets in the fourth quarter of 2009. In light of current market conditions and the volatility in the price of the Company’s common stock, management and the audit committee expect to carefully analyze all relevant factors, including the Company’s current market value, legal factors, operating performance and the business climate, to evaluate whether its indefinite lived assets are impaired.

As of June 30, 2009, the amortization expense for the next five years is as follows (in thousands):

2009 (remainder of year)	$5,323
2010	10,240
2011	9,700
2012	9,282
2013	7,524
Thereafter	3,122
Total	$45,191

7. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, Inc. (“Web.com”), the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of June 30, 2009, the Company had $2.3 million remaining to be paid for these restructuring costs and other reserves. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. As of June 30, 2009, the Company had $524 thousand remaining to be paid for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2008, the Company recorded aggregate charges of $836 thousand for restructuring costs. The Company decided to use existing in-house resources to assist with the future development of its NetObjects Fusion product and terminated its contract for outsourced development. The cost of terminating this contract was approximately $474 thousand. In addition, the Company restructured personnel in its operations and as a result of this reorganization terminated 51 employees and recorded termination benefits of approximately $362 thousand.  As of June 30, 2009, the Company had $136 thousand remaining to be paid for these restructuring costs.  These costs are expected to be paid through December 2009.

The tables below summarizes the activity of accrued restructuring costs and other reserves during the the six months ended June 30, 2009 (in thousands):

	Balance as of December 31, 2008	Additions	Cash Payments	Change in Estimates	Balance as of June 30, 2009

Restructuring costs	$1,009	$—	$(340)	$(11)	$658

Employee Termination Benefits	114	—	(112)	—	2

Merger related costs	2,710	—	(456)	—	2,254

Balance	$3,833	$—	$(908)	$(11)	$2,914

8. Capital Lease Obligations

The Company acquired various capital lease obligations as part of the Solid Cactus acquisition, which consisted of non-cancelable lease agreements of computers and equipment that continues through 2013. The required minimum payments on these capital leases as of June 30, 2009 are (in thousands):

2009	$281
2010	494
2011	239
2012	118
2013	36
Total	1,168
Less interest	(265)
903
Less current portion	(391)
Total obligations under capital leases, long term	$512

9. Income Taxes

Prior to adjustments to its deferred tax asset valuation reserves, the Company calculated income tax expense of $1.5 million and $1.4 million in the six months ended June 30, 2009 and 2008, respectively, based upon its estimated annual effective tax rate. In accordance with SFAS 109, Accounting for Income Taxes, the Company reevaluated the need for a valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, the Company reduced its deferred tax valuation allowance in the six months ended June 30, 2009 and 2008 and recognized tax benefits of $1.5 million and $1.3 million, respectively, which increased dilutive earnings by $0.06 and $0.04, respectively. The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings.

Prior to adjustments to its deferred tax asset valuation reserves, the Company calculated income tax expense of $978 thousand and $728 thousand in the three months ended June 30, 2009 and 2008, respectively, based upon its estimated annual effective rate. In accordance with SFAS 109, Accounting for Income Taxes, the Company reevaluated the need for a valuation allowance on its deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, the Company reduced its deferred tax valuation allowance in the three months ended June 30, 2009 and 2008 and recognized tax benefits of $952 thousand and $1.3 million, respectively, which increased dilutive earnings per share by $0.04 and $0.04, respectively.  The Company reduced its deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings.

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

The Company calculates its income tax liability in accordance with FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. The Company is subject to audit by the Canada Revenue Agency for four years and the IRS and various states for all years since inception. During the year ended December 31, 2008, the Company accrued interest expense of approximately $9 thousand and recorded a reserve for Canadian taxes payable of approximately $88 thousand. There was an increase of $17 thousand of unrecognized tax benefits during the six months ended June 30, 2009 and $11 thousand of interest expense recognized during the six months ended June 30, 2009. As of June 30, 2009, the Company had accrued interest of $20 thousand associated with the unrecognized tax benefits. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Therefore, the Company recognized a tax expense of $43 thousand and $66 thousand for the six months ended June 30, 2009 and 2008, respectively, and tax expense of $26 thousand and tax benefits of $578 thousand for the three months ended June 30, 2009 and 2008, respectively.

10. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (the 1999 Plan) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of June 30, 2009, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of June 30, 2009, options to purchase a total of 2,278,183 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,543,035 shares of common stock have been exercised and options to purchase 253,210 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the 2005 Plan) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of June 30, 2009, the Company had reserved 2,682,683 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of June 30, 2009, options to purchase a total of 1,606,531 shares were held by participants under the 2005 Plan, options to purchase 23,810 shares of common stock have been exercised and restrictions lapsed on 10,000 shares of common stock. In addition, options to purchase a total of 1,042,342 shares were available for future issuances under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the 2005 Directors’ Plan), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of June 30, 2009, options to purchase a total of 416,958 shares of the Company’s common stock and 25,334 of restricted shares were held by participants under the plan. As of June 30, 2009, no options have been exercised and restrictions lapsed on 46,666 shares of common stock. In addition, 496,042 shares of common stock were available for future issuances under the 2005 Directors’ Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the ESPP), which became effective November 2005. The ESPP authorizes the issuance of 669,869 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of June 30, 2009, no shares have been issued under the ESPP.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, collectively referred to as the Web.com Option Plans. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years. Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant. As of June 30, 2009, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans. Of the total reserved as of June 30, 2009, options to purchase a total of 1,855,764 shares of the Company’s common stock were held by participants under the plan and options to purchase 366,609 shares of common stock have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the 2008 Plan), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of June 30, 2009, options to purchase a total of 1,328,964 common shares and 1,243,050 shares of restricted stock were held by participants under the 2008 Plan, options to purchase 145 shares of common stock have been exercised and restrictions lapsed on 51,475 shares of common stock. In addition, 376,366 shares of common stock were available for future issuances under the 2008 Plan.

In conjunction with the acquisition of substantially all of the assets and select liabilities of Solid Cactus, Inc., and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”) in April 2009, the Company granted inducement awards to 125 new employees from Solid Cactus under the Company’s 2009 Inducement Award Plan (the 2009 Plan), adopted in anticipation of the acquisition. The inducement awards consisted of options to purchase an aggregate of 146,900 shares of the Company’s common stock. The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options vest ratably each month over four years. As of June 30, 2009, options to purchase a total of 143,630 shares of the Company’s common stock were held by participants under the 2009 Plan and no options had been exercised.

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

	Six months ended June 30,
	2009	2008
Risk-free interest rate	1.36-2.95%	2.23-3.73%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	62-64%	39-41%

Stock Option Activity

The following table summarizes option activity for the six months ended June 30, 2009 for all of the Company’s stock options:
	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2008	7,836,722	$0.50 to $185.46	$6.29

Granted	254,200	3.55 to 4.83	3.98
Exercised	(85,059)	0.50 to 5.67	2.33
Forfeited	(223,236)	3.55 to 14.05	8.05
Expired	(136,170)	0.50 to 149.97	8.85
Balance, June 30, 2009	7,646,457	0.50 to 185.46	6.15	6.19	$10,553
Exercisable at June 30, 2009	5,620,802	0.50 to 185.46	5.63	5.29	$9,661

Compensation costs related to the Company’s stock option plans were $771 thousand and $1.0 million for the three months ended June 30, 2009 and 2008, respectively. Compensation costs related to the Company’s stock option plans were $1.7 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of June 30, 2009, the Company had $6.6 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through May 2013.

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $236 thousand and $1.7 million, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2009 and 2008 was $2.15, and $3.50, respectively. The fair value of options vested during the six months ended June 30, 2009 and 2008 was $1.6 million and $1.8 million, respectively.

The following activity occurred under the Company’s stock option plans during the six months ended June 30, 2009:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at December 31, 2008	2,456,765	$3.58
Granted	254,200	2.15
Vested	(459,671)	3.48
Forfeited	(227,082)	3.37
Unvested at June 30, 2009	2,024,212	3.44

Price ranges of outstanding and exercisable options as of June 30, 2009 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	511,801	2.91	$0.50	511,801	$0.50
$2.00 – $2.99	993,259	4.09	2.00	993,259	2.00
$3.00 – $3.99	1,520,990	4.85	3.40	1,354,338	3.36
$4.00 – $6.99	950,578	8.28	4.79	435,852	5.05
$7.00 – $9.99	2,699,737	7.32	8.86	1,664,291	8.88
$10.00 – $185.46	970,092	6.96	11.46	661,261	11.94
	7,646,457			5,620,802

Restricted Stock Activity

The following information relates to awards of restricted stock and restricted stock units that have been granted under the 2005 Directors’ Plan, the 2005 Plan, and the 2008 Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one to four-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At June 30, 2009, there were 1,268,384 shares of unvested restricted stock awards and units outstanding.

The following restricted stock award and restricted stock unit activity occurred under the Company’s equity incentive plans during the six months ended June 30, 2009:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock awards and units outstanding at December 31, 2008	654,859	$6.31
Granted	736,000	3.59
Lapse of restriction	(48,225)	8.71
Forfeited	(74,250)	4.10
Restricted stock awards and units outstanding at June 30, 2009	1,268,384	$4.77

Compensation expense for the three months ended June 30, 2009 and 2008 was approximately $425 thousand and $203 thousand, respectively. Compensation expense for the six months ended June 30, 2009 and 2008 was approximately $846 thousand and $276 thousand, respectively. As of June 30, 2009, there was approximately $5.1 million of total unrecognized compensation cost related to the restricted stock outstanding.

11. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (TSA), an entity in which the Company’s President and Director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three months ended June 30, 2009 and 2008 was $80 thousand and $232 thousand, respectively. The total amount of fees paid to TSA for services rendered for the six months ended June 30, 2009 and 2008 was $221 thousand and $385 thousand, respectively. There was an unpaid balance of $92 thousand and $63 thousand as of June 30, 2009 and December 31, 2008, respectively.

On May 18, 2009 pursuant to its repurchase program, the Company purchased approximately 196 thousand shares of common stock from Mr. Stibel. These shares of common stock were purchased at a discount of 5%, which was based on the May 15, 2009 closing price, for $865 thousand.

12. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had no outstanding borrowings as of June 30, 2009 and had approximately $1.8 million in standby letters of credit.

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

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolved the lawsuit. The revenue derived from the sale of the patent license is reflected in other revenue for the six months ended June 30, 2009.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS 5 Accounting for Contingencies, the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

13. Subsequent Events

The Company has evaluated all subsequent events through August 5, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 5, 2009, there were no subsequent events that required recognition or disclosure.

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

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With approximately 267,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of June 30, 2009, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective online presence.

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

For the three months ended June 30, 2009, subscription revenue accounted for approximately 96% of our total revenue as compared to 98% for the three months ended June 30, 2008. For the six months ended June 30, 2009, subscription revenue accounted for approximately 95% of our total revenue as compared to 98% for the six months ended June 30, 2008. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. In the future, we expect other sources of revenue to decline as a percentage of total revenue over time.

Professional Services Revenue

We generate professional services revenue from custom website design, eCommerce store design, and Do-it-Yourself logo design. Our custom website design and eCommerce store design work is typically billed on a fixed price basis and over short periods. Our Do-It-Yourself logo design is typically billed upon the point-of-sale of the final product, which is created by the customer.

Other Revenue

We occasionally generate revenue from the sale of perpetual licenses for use of our patents. Other revenue consists of all fees earned from granting customers licenses to use our patents.

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

We derive other revenue from sales of licenses to our patented technology. Such revenue is recognized upon the delivery of the license to the customer.

Professional services revenue is generated from custom website design, eCommerce store design and search engine optimization services. Our professional services revenue from contracts for custom website design and eCommerce store design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with SFAS 123(R), Share Based Payment.

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

Accounting for Purchase of Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the respective fair values. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed was allocated to goodwill. Management weighed several factors in determining the fair value of amortizable intangibles, which primarily consists of customer relationships, non-compete agreements, trade names, and developed technology, including using valuation studies as one of many tools in determining the fair value of amortizable intangibles.

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

Comparison of the Results for the Three Months Ended June 30, 2009 to the Results for the Three Months Ended June 30, 2008

Revenue

	Three months ended June 30,
	2009	2008
	(unaudited)
Revenue:
Subscription	$25,438	$30,269
Professional services	1,037	589
Other	—	100
Total revenue	$26,475	$30,958

Total revenue for the three months ended June 30, 2009 decreased $4.5 million, or 14%, over the three months ended June 30, 2008. Total revenue during the three months ended June 30, 2009 declined primarily due to decreases in our average revenue per subscriber as compared to the same period of the prior year.

Subscription Revenue. Subscription revenue decreased 16% to $25.4 million in the three months ended June 30, 2009 from $30.3 million in the three months ended June 30, 2008. Subscription revenue decreased approximately $4.8 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by additional revenue from our recent acquisition. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased by 1,937 customers during the three months ended June 30, 2009 as compared to an increase of 1,056 during the three months ended June 30, 2008. The average monthly turnover decreased to 3.7% during the three months ended June 30, 2009 from 3.9% during the three months ended June 30, 2008.  Due to the current economic conditions and lower marketing spend, gross subscriber additions were down from 37,093 in the three months ended June 30, 2008 to 35,274 in the three months ended June 30, 2009.

Professional Services Revenue. Professional services revenue increased 76% to $1.0 million in the three months ended June 30, 2009 from $589 thousand in the three months ended June 30, 2008. Professional services revenue increased approximately $723 thousand due to the additional service offerings of eCommerce store design and logo design that were acquired as part of our recent acquisitions, which was partially offset by a decrease of $192 thousand in search engine optimization services.

Other Revenue. While we did not have other revenue during the three months ended June 30, 2009, we did have other revenue of $100 thousand during the three months ended June 30, 2008. This revenue was earned by the sale of perpetual licenses for the use of our patents.

Cost of Revenue

	Three months ended June 30,
	2009	2008
	(unaudited)
Cost of revenue
Subscription	$9,413	$11,038
Professional services	575	292
Total cost of revenue	$9,988	$11,330

Cost of Subscription Revenue. Cost of subscription revenue decreased 15% to $9.4 million in the three months ended June 30, 2009 from $11.0 million in the three months ended June 30, 2008. During the three months ended June 30, 2009, we reduced costs of approximately $1.2 million, which was driven by the decline of our subscription revenue and slightly offset by additional expense due to the revenue associated with our recent acquisition. In addition, as a lesser percentage of our sales came from our strategic marketing relationships, fees related to these relationships decreased by $607 thousand during the three months ended June 30, 2009. Our gross margin on subscription revenue decreased slightly from 64% during the three months ended June 30, 2008 to 63% during the three months ended June 30, 2009.

Cost of Professional Services Revenue. Cost of professional services revenue increased 97% to $575 thousand in the three months ended June 30, 2009 from $292 thousand in the three months ended June 30, 2008. The increase in the cost was primarily the result of the additional costs of approximately $312 thousand related to the eCommerce store design revenue.

Operating Expenses

	Three months ended June 30,
	2009	2008
	(unaudited)
Operating expenses:
Sales and marketing	$5,881	$7,547
Research and development	2,086	2,384
General and administrative	4,789	5,398
Depreciation and amortization	3,441	3,232
Total operating expenses	$16,197	$18,561

Sales and Marketing Expenses. Sales and marketing expenses decreased 22% to $5.9 million, or 22% of total revenue, during the three months ended June 30, 2009 from $7.5 million, or 24% of total revenue, during the three months ended June 30, 2008. The decrease of $1.7 million in sales and marketing expenses was primarily the result of a reduction in online marketing spend during the quarter, as well as, a reduction in sales resources. Specifically, we had reductions in employee compensation and benefits expense of $619 thousand and marketing and advertising expense of $1.1 million.

Research and Development Expenses. Research and development expenses decreased 13% to $2.1 million, or 8% of total revenue, during the three months ended June 30, 2009 from $2.4 million, or 8% of total revenue, during the three months ended June 30, 2008. During the three months ended June 30, 2009, there was a decrease in employee compensation and benefits expense totaling $251 thousand, in addition to the reduction of costs associated with subcontracted labor totaling $55 thousand.

General and Administrative Expenses. General and administrative expenses decreased 11% to $4.8 million, or 18% of total revenue, during the three months ended June 30, 2009 from $5.4 million, or 17% of total revenue, during the three months ended June 30, 2008. During the three months ended June 30, 2009, we had reductions in employee compensation and benefits expense by $395 thousand.  In addition, due to the current market conditions, we reduced our remaining general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 6% to $3.4 million, or 13% of total revenue, during the three months ended June 30, 2009 from $3.2 million, or 10% of total revenue, during the three months ended June 30, 2008. The increase in amortization and depreciation expense is a result of additional tangible and intangible assets acquired through our recent acquisitions.

Net Interest Income. Net interest income decreased 78% to $43 thousand, or less than 1% of total revenue, during the three months ended June 30, 2009 from $192 thousand, or 1% of total revenue, during the three months ended June 30, 2008. The decrease in interest income was due to a reduction in the interest rates of our investment instruments.

Income tax expense. We recorded income tax expense of $978 thousand and $728 thousand in the three months ended June 30, 2009 and 2008, respectively, based upon our estimated annual effective tax rate. In accordance with SFAS 109, Accounting for Income Taxes, we reevaluated the need for a valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, we reduced our deferred tax valuation allowance in the three months ended June 30, 2009 and 2008 and recognized tax benefits of $952 thousand and $1.3 million, respectively, which increased dilutive earnings per share by $0.04 and $0.04, respectively.  Therefore, we recognized tax expense of $26 thousand for the three months ended June 30, 2009, which includes $11 thousand in interest expense for unrecognized tax benefits. Our estimated annual effective tax rate varied from the statutory tax rate because we were able to fully offset U.S. tax expense with net operating loss carryforwards though a release of the valuation allowance.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the three months ended June 30, 2009, we received a partial payment of $750 thousand and recorded a $250 thousand receivable in connection with the sale of NetObjects Fusion. We recorded the net gain of $822 thousand in “Gain on sale of discontinued operations, net of tax”. The remaining $3.0 million in proceeds will be recorded as a gain in discontinued operations as cash payments are received. Operating results relating to NetObjects Fusion revenue and expenses for all periods presented are reported in discontinued operations. For the three months ended June 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software business was $162 thousand and $1.0 million and net income was $95 thousand and $360 thousand, respectively.

Comparison of the Results for the Six Months Ended June 30, 2009 to the Results for the Six Months Ended June 30, 2008

Revenue

	Six months ended June 30,
	2009	2008
	(unaudited)
Revenue:
Subscription	$51,456	$60,000
Professional services	1,590	1,271
Other	1,000	100
Total revenue	$54,046	$61,371

Total revenue for the six months ended June 30, 2009 decreased $7.3 million, or 12%, over the six months ended June 30, 2008. Total revenue during the six months ended June 30, 2009 declined primarily due to decreases in our average revenue per subscriber as compared to the same period of the prior year.

Subscription Revenue. Subscription revenue decreased 14% to $51.5 million in the six months ended June 30, 2009 from $60.0 million in the six months ended June 30, 2008. Subscription revenue decreased approximately $8.5 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by additional revenue from our recent acquisition. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased by 1,764 customers during the six months ended June 30, 2009 as compared to an increase of 8,346 during the six months ended June 30, 2008. The average monthly turnover decreased to 3.8% during the six months ended June 30, 2009 from 4.0% during the six months ended June 30, 2008.  Due to the current economic conditions and lower marketing spending, gross subscriber additions were down from 82,750 in the six months ended June 30, 2008 to 70,421 in the six months ended June 30, 2009.

Professional Services Revenue. Professional services revenue increased 25% to $1.6 million in the six months ended June 30, 2009 from $1.3 million in the six months ended June 30, 2008. Professional services revenue increased approximately $887 thousand due to the additional service offerings of eCommerce store design and logo design that were acquired as part of our recent acquisitions, which was partially offset by a decrease of $389 thousand in search engine optimization services.

Other Revenue. Other revenue increased 900% to $1.0 million in the six months ended June 30, 2009 from $100 thousand in the six months ended June 30, 2008. This revenue was earned by the sale of perpetual licenses for the use of our patents.

Cost of Revenue

	Six months ended June 30,
	2009	2008
	(unaudited)
Cost of revenue
Subscription	$18,721	$21,941
Professional services	876	667
Total cost of revenue	$19,597	$22,608

Cost of Subscription Revenue. Cost of subscription revenue decreased 15% to $18.7 million in the six months ended June 30, 2009 from $21.9 million in the six months ended June 30, 2008. During the six months ended June 30, 2009, we reduced costs of approximately $2.2 million, which was driven by the decline of our subscription revenue and slightly offset by additional expense due to the revenue associated with our recent acquisition. In addition, as a lesser percentage of our sales came from our strategic marketing relationships, fees related to these relationships decreased by $1.0 million during the six months ended June 30, 2009. As a result of these savings, our gross margin on subscription revenue increased from 63% during the six months ended June 30, 2008 to 64% during the six months ended June 30, 2009.

Cost of Professional Services Revenue. Cost of professional services revenue increased 31% to $876 thousand in the six months ended June 30, 2009 from $667 thousand in the six months ended June 30, 2008. The increase in the cost was primarily the result of the additional costs of approximately $312 thousand related to the eCommerce store design revenue.

Operating Expenses

	Six months ended June 30,
	2009	2008
	(unaudited)
Operating expenses:
Sales and marketing	$11,645	$14,953
Research and development	4,128	4,666
General and administrative	10,851	10,499
Depreciation and amortization	6,790	6,582
Total operating expenses	$33,414	$36,700

Sales and Marketing Expenses. Sales and marketing expenses decreased 22% to $11.6 million, or 22% of total revenue, during the six months ended June 30, 2009 from $15.0 million, or 24% of total revenue, during the six months ended June 30, 2008. The decrease of $3.3 million in sales and marketing expenses was primarily the result of a reduction in online marketing spending during the quarter, as well as, a reduction in sales resources. Specifically, we saw reductions in employee compensation and benefits expense by $1.1 million and marketing and advertising expense by $2.2 million.

Research and Development Expenses. Research and development expenses decreased 12% to $4.1 million, or 8% of total revenue, during the six months ended June 30, 2009 from $4.7 million, or 8% of total revenue, during the six months ended June 30, 2008. During the six months ended June 30, 2009, there was an overall decrease in employee compensation and benefits expense totaling $435 thousand, in addition to the reduction of costs associated with subcontracted labor totaling $118 thousand.

General and Administrative Expenses. General and administrative expenses increased 3% to $10.9 million, or 20% of total revenue, during the six months ended June 30, 2009 from $10.5 million, or 17% of total revenue, during the six months ended June 30, 2008. During the six months ended June 30, 2009, we had an increase in professional services expense, specifically legal expenses of $570 thousand that were primarily associated with the sale of patents, in addition to, increases in employee compensation and stock compensation of $291 thousand, of which $188 thousand is associated with our recent acquisition. In addition, due to the current market conditions, we reduced our remaining general and administrative expenses, which partially offset the increases in professional service and compensation expense.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 3% to $6.8 million, or 13% of total revenue, during the six months ended June 30, 2009 from $6.6 million, or 11% of total revenue, during the six months ended June 30, 2008. The increase in amortization and depreciation expense is a result of additional tangible and intangible assets acquired through our recent acquisitions.

Net Interest Income. Net interest income decreased 77% to $105 thousand, or less than 1% of total revenue, during the six months ended June 30, 2009 from $448 thousand, or 1% of total revenue, during the six months ended June 30, 2008. The decrease in interest income was due to a reduction in the interest rates of our investment instruments.

Income tax expense. Prior to adjustments to its deferred tax asset valuation reserves, we calculated income tax expense of $1.5 million and $1.4 million in the six months ended June 30, 2009 and 2008, respectively, based upon our estimated annual effective tax rate. In accordance with SFAS 109, Accounting for Income Taxes, we reevaluated the need for a valuation allowance on our deferred tax assets as a result of cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, we reduced our deferred tax valuation allowance in the six months ended June 30, 2009 and 2008 and recognized tax benefits of $1.5 million and $1.3 million, respectively, which increased dilutive earnings per share by $0.06 and $0.04, respectively.  We reduced our deferred tax valuation allowance based upon an analysis of the amount of deferred taxes that is more likely than not to be realized, which included the consideration of cumulative pretax earnings over the past three years and a short-term forecast of pretax earnings. Therefore, we recognized tax expense of $43 thousand for the six months ended June 30, 2009, which includes $11 thousand of interest expense for unrecognized tax benefits. Our estimated annual effective tax rate varied from the statutory tax rate because we were able to fully offset U.S. tax expense with net operating loss carryforwards though a release of the valuation allowance.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the six months ended June 30, 2009, we received a partial payment of $750 thousand and recorded a $250 thousand receivable in connection with the sale of NetObjects Fusion. We recorded the net gain of $822 thousand in “Gain on sale of discontinued operations, net of tax”. The remaining $3.0 million in proceeds will be recorded as a gain in discontinued operations as cash payments are received. Operating results relating to NetObjects Fusion revenue and expenses for all periods presented are reported in discontinued operations. For the six months ended June 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software business was $428 thousand and $1.5 million and net income was $228 thousand and $302 thousand, respectively.

Liquidity and Capital Resources

As of June 30, 2009, we had $35.6 million of unrestricted cash and cash equivalents and $25.5 million in working capital, as compared to $34.1 million of cash and cash equivalents and $24.0 million in working capital as of December 31, 2008.

Net cash provided by operations for the six months ended June 30, 2009 was $8.1 million as compared to the net cash provided by operations of $4.0 million for the six months ended June 30, 2008. The increase of net cash provided by operations over the prior year was primarily the result of $5.0 million in net payments, made during the six months ended June 30, 2008, associated with the accrued restructuring and other accrued liabilities in connection with the Web.com acquisition less $1.0 million paid for liabilities assumed in connection with the Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”) acquisition during the six months ended June 30, 2009. The decrease of the accounts receivable and deferred revenue balances also contributed to the increase of net cash provided by operations.

Net cash used in investing activities in the six months ended June 30, 2009 was $3.2 million as compared to the net cash used in investing activities during the six months ended June 30, 2008 of $2.1 million. During the six months ended June 30, 2009, we acquired substantially all the assets and select liabilities of Solid Cactus for approximately $3.3 million.  Additionally, we sold our NetObjects Fusion software business and recorded net proceeds of $822 thousand in connection with the initial payment. We also invested approximately $513 thousand in property and equipment and intangible assets. During the six months ended June 30, 2008, we acquired certain assets of LogoYes.com and Design Logic, Inc. totaling approximately $4.6 million, including acquisition expenses. We received proceeds from the sales of restricted investments totaling $7.0 million and reinvested $2.5 million of those proceeds. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. In addition, we purchased $3.2 million of real property and equipment and paid off a note payable and the related $1.2 million of restricted cash was released and classified as unrestricted cash.

Net cash used in financing activities in the six months ended June 30, 2009 was $3.5 million as compared to the net cash used in financing activities during the six months ended June 30, 2009 of $360 thousand. During the six months ended June 30, 2009, we repurchased approximately one million shares of our common stock for $3.5 million and paid $165 thousand for debt obligations we assumed as part of the Solid Cactus acquisition. In addition, we received proceeds from the exercise of stock options totaling $215 thousand. During the six months ended June 30, 2008, we paid $1.1 million to satisfy debt obligations and received proceeds from the exercise of stock options totaling $780 thousand.

Off-Balance Sheet Arrangements

As of June 30, 2009 and June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars. To date, our foreign sales have been primarily in Euros. Sales to customers domiciled outside the United States were approximately 1% and 3% of our total revenue in the three months ended June 30, 2009 and 2008, respectively. Sales to customers domiciled outside the United States were approximately 1% and 2% of our total revenue in the six months ended June 30, 2009 and 2008, respectively. Sales in Germany represented approximately 66% and 72% of our international revenue in the three months ended June 30, 2009 and 2008, respectively, and 60% and 68% in the six months ended June 30, 2009 and 2008, respectively.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $35.6 million and $34.1 million at June 30, 2009 and December 31, 2008, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolves the lawsuit. The revenue derived from the sale of the patent license is reflected in other revenue for the six months ended June 30, 2009.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS 5, Accounting for Contingencies, the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2008 and 2007, 46% and 43%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the six months ended June 30, 2009 and 2008, 22% and 29%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 18% of our new customers in the year ended December 31, 2008 and approximately 11% of our new customers in the six months ended June 30, 2009, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. In particular, we completed the Solid Cactus acquisition in April 2009. Integrating this recently acquired business and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate these current acquisitions, or any future acquisitions could seriously harm our business.

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

Although we generated net income for the years ended December 31, 2005, 2006, and 2007 and the six months ended June 30, 2009, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods.  As of June 30, 2009, we had an accumulated deficit of approximately $151.9 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Acquisitions involve the integration of companies that have previously operated independently. We expect that acquisitions may result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We cannot be certain, however, that we will be able to realize increased revenue, cost savings or other benefits from any acquisition, or, to the extent such benefits are realized, that they are realized timely. Integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. We may integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with integrating an acquisition’s service and product offering into ours, or with integrating an acquisition’s operations into ours, could have a material adverse effect on the combined company and the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2009, Friedman, Billings, Ramsey Group, Inc. (“FBR”) exercised, or caused to be exercised, its warrants to purchase 21,148 shares of common stock of the Company.  The warrants were cash and net exercised by the recipients with an exercise price of $2.88.

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

The following table sets forth information about our stock repurchases for the three months ended June 30, 2009:

Issuer Purchases of Equity Securities

			Total number of shares	Maximum dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under the
Period (1)	purchased (1)	per share	plans or programs	plan (in thousands) (2)

April 1, 2009 - April 30, 2009	-	$-	-	$10,497
May 1, 2009 - May 31, 2009	195,815	4.42	195,815	9,632
June 1, 2009 - June 30, 2009	-	-	-	9,632

(1) Based on trade date; not settlement date.
(2) On September 4, 2008, the Company announced a stock repurchase program which authorized the Company to repurchase up to $20 million of the Company's outstanding common stock over the next eighteen months.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 6, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against, the number of abstentions and the number of broker non-votes with respect to each matter:

1.	The election of the following two directors to hold office until the 2012 Annual Meeting of Stockholders or until their successors are duly elected and have qualified:

Director Name	Shares voted for	Voting Authority Withheld
Hugh M. Durden	14,575,981	8,884,939
Jeffrey M. Stibel	14,027,589	9,433,331

2.	The ratification of the selection of Ernst & Young LLP, as our independent registered public accounting firm for the fiscal year ended December 31, 2009:

Shares Voted			Broker
For	Against	Abstaining	Non-Votes
23,388,740	52,570	19,610	—

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

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

Web.com Group, Inc.
(Registrant)

August 5, 2009	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of ownership and Merger of Registrant. (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

(1)	Filed as an Exhibit the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

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