Form 10-Q
period 2009-09-30
WEB.COM GROUP, INC.
filed 2009-11-04
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Common Stock, par value $0.001 per share, outstanding as of October 30, 2009: 26,160,196

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2009

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Subscription	$25,209	$29,224	$76,665	$89,224
Professional services	892	822	2,482	2,093
Other	—	—	1,000	100
Total revenue	26,101	30,046	80,147	91,417
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	9,523	10,776	28,244	32,716
Professional services	629	327	1,504	994
Total cost of revenue	10,152	11,103	29,748	33,710
Gross profit	15,949	18,943	50,399	57,707
Operating expenses:
Sales and marketing (a)	5,980	7,281	17,625	22,235
Research and development (a)	2,174	2,230	6,302	6,896
General and administrative (a)	4,097	4,556	14,959	15,056
Restructuring charges	1,932	82	1,921	83
Depreciation and amortization	3,373	3,395	10,163	9,976
Total operating expenses	17,556	17,544	50,970	54,246
(Loss) income from operations	(1,607)	1,399	(571)	3,461
Interest, net	39	187	143	635
(Loss) income before income taxes from continuing operations	(1,568)	1,586	(428)	4,096
Income tax (expense)	(27)	(30)	(70)	(96)
Net (loss) income from continuing operations	$(1,595)	$1,556	$(498)	$4,000
Discontinued operations
Income (loss) from discontinued operations, net of tax	5	(264)	232	39
(Loss) gain on sale of discontinued operations, net of tax	(1)	—	821	—
Income (loss) from discontinued operations, net of tax	4	(264)	1,053	39
Net (loss) income	$(1,591)	$1,292	$555	$4,039

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)
(continued)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Basic earnings per share:
(Loss) income from continuing operations attributable per common share	$(0.06)	$0.06	$(0.02)	$0.15
(Loss) income from discontinuing operations attributable per common share	—	(0.01)	0.04	—
Net (loss) income per common share	$(0.06)	$0.05	$0.02	$0.15
Diluted earnings per share:
(Loss) income from continuing operations attributable per common share	$(0.06)	$0.05	$(0.02)	$0.13
(Loss) income from discontinuing operations attributable per common share	—	(0.01)	0.04	—
Net (loss) income per common share	$(0.06)	$0.04	$0.02	$0.13

Basic weighted average common shares outstanding	25,189	27,944	25,305	27,767
Diluted weighted average common shares outstanding	25,189	30,169	25,305	30,416

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$106	$93	$315	$257
Sales and marketing	210	256	645	695
Research and development	121	105	370	321
General and administrative	707	879	2,333	2,229
Restructuring charges	1,183	—	1,183	—
	$2,327	$1,333	$4,846	$3,502

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$37,315	$34,127
Accounts receivable, net of allowance of $428 and $645, respectively	4,469	5,019
Inventories, net of reserves of $0 and $78, respectively	—	39
Prepaid expenses	1,349	1,430
Prepaid marketing fees	554	665
Deferred taxes	1,094	1,093
Other current assets	102	134
Total current assets	44,883	42,507
Restricted investments	322	316
Property and equipment, net	8,371	8,204
Goodwill	12,456	9,000
Intangible assets, net	55,599	62,085
Other assets	246	383
Total assets	$121,877	$122,495

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,365	$1,406
Accrued expenses	6,528	6,230
Accrued restructuring costs and other reserves	1,617	2,619
Deferred revenue	6,652	7,831
Accrued marketing fees	208	263
Notes payable, current	—	59
Capital lease obligations	320	—
Other liabilities	106	128
Total current liabilities	16,796	18,536
Accrued rent expense	633	535
Deferred revenue	167	180
Capital lease obligations	348	—
Accrued restructuring costs and other reserves	497	1,214
Deferred tax liabilities	2,748	2,712
Other long-term liabilities	474	25
Total liabilities	21,663	23,202

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,867,065 and 28,093,759 shares issued and 26,154,192 and 26,633,436 outstanding at September 30, 2009 and December 31, 2008, respectively	26	27
Additional paid-in capital	259,328	256,763
Treasury Stock, 1,712,873 and 1,460,323 shares at September 30, 2009 and December 31, 2008, respectively	(5,681)	(3,483)
Accumulated deficit	(153,459)	(154,014)
Total stockholders’ equity	100,214	99,293
Total liabilities and stockholders’ equity	$121,877	$122,495

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$555	$4,039
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of cash	(821)	—
Depreciation and amortization	10,163	9,976
Non-cash loss (gain)	5	—
Stock-based compensation expense	3,663	3,502
Restructuring costs	1,921	83
Deferred income tax	36	(95)
Changes in operating assets and liabilities:
Accounts receivable	912	52
Inventories	39	(24)
Prepaid expenses and other assets	131	3,108
Accounts payable, accrued expenses and other liabilities	(3,488)	(10,106)
Deferred revenue	(1,507)	(326)
Net cash provided by operating activities	11,609	10,209

Cash flows from investing activities
Business acquisitions	(3,490)	(4,573)
Proceeds from gain on sale of discontinued operations	821	—
Proceeds from sale of investments	—	8,500
Purchase of investments	—	(3,502)
Change in restricted investments	(6)	1,228
Purchase of property and equipment	(867)	(4,436)
Investment in intangible assets	(4)	(945)
Net cash (used in) investing activities	(3,546)	(3,728)

Cash flows from financing activities
Stock issuance costs	(14)	(19)
Stock repurchased	(4,658)	(2,482)
Stock options repurchased	(979)	—
Payments of debt obligations	(397)	(1,158)
Proceeds from exercise of stock options and warrants	1,173	1,047
Net cash (used in) financing activities	(4,875)	(2,612)

Net increase in cash and cash equivalents	3,188	3,869
Cash and cash equivalents, beginning of period	34,127	29,746
Cash and cash equivalents, end of period	$37,315	$33,615

Supplemental cash flow information
Interest paid	$35	$25
Income taxes paid	$318	$126

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

The Company has reviewed the criteria of Accounting Standards Codification (ASC) Topic 280-10, Segment Reporting and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, and the related notes to the consolidated financial statements for the nine months ended September 30, 2009 and 2008 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2009, and the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

Goodwill and Other Intangible Assets

In accordance with ASC Topic 350-20 (ASC 350-20), Goodwill, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2008 and as a result recorded a goodwill impairment charge of $102.3 million. There were no indicators of impairment during the quarter ended September 30, 2009.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC Topic 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC Topic 350-20.  During the fourth quarter of 2008, the Company determined that one of its domain/trade names was impaired due to a product rebranding effort. The Company recorded an intangible asset impairment charge of $258 thousand. There were no indicators of impairment during the quarter ended September 30, 2009.

Definite-lived intangible assets are amortized over their useful lives, which range between fourteen months to ten years.

Earnings per Share

The Company computes earnings per share in accordance with ASC Topic 260, Earnings Per Share. Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

2. New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the authoritive accounting principles recognized by FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 becomes effective for finanical statements issued for the interim and annual periods ending after September 15, 2009. The Company has used the new Codification when referring to generally accepted accounting principles in this quarterly report ended September 30, 2009.

3. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considers the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others.

The Company has received a partial payment of one million dollars in connection with the NetObjects Fusion sale. The remaining $3.0 million of proceeds is expected to be paid over the next several years using a formula based on estimated revenue, with the entire balance expected to be paid by May 26, 2013. The remaining proceeds will be recorded as a gain in discontinued operations as cash payments are received. During the nine months ended September 30, 2009, the net gain of $821 thousand is included in “Gain on sale of discontinued operations, net of tax” on the Company’s Consolidated Statement of Operations.

For the three months ended September 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software was $0 thousand and $460 thousand and net income (loss) was $5 thousand and ($264) thousand, respectively. For the nine months ended September 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software business was $428 thousand and $2.0 million and net income was $232 thousand and $39 thousand, respectively. Operating results relating to the NetObjects Fusion revenue and expenses for all periods presented are reported in discontinued operations.

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

The results of operations of Solid Cactus for the period from April 27, 2009 through September 30, 2009 are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2009.

As of September 30, 2009, the purchase accounting for this acquisition is still subject to final adjustment primarily for completion of the final valuation of assets and liabilities acquired.

The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on April 27, 2009 (in thousands):

Tangible current assets	$257
Tangible non-current assets	1,601
Developed technology	331
Customer relationships	277
Non-compete	71
Domain name	748
Goodwill	3,231
Current liabilities	(1,981)
Non-current liabilities	(667)
Net assets acquired	$3,868

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

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2009 and 2008 (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(Loss) income from continuing operations	$(1,595)	$1,556	$(498)	$4,000
Income (loss) from discontinued operations	4	(264)	1,053	39
Net (loss) income	$(1,591)	$1,292	$555	$4,039

Weighted average outstanding shares of common stock	25,189	27,944	25,305	27,767
Dilutive effect of stock options	—	1,936	—	2,316
Dilutive effect of restricted stock	—	18	—	17
Dilutive effect of warrants	—	133	—	177
Dilutive effect of escrow shares	—	138	—	139
Common stock and common stock equivalents	25,189	30,169	25,305	30,416

Basic earnings per share:
(Loss) income from continuing operations	$(0.06)	$0.06	$(0.02)	$0.15
(Loss) income from discontinued operations	—	(0.01)	0.04	—
Net (loss) income	$(0.06)	$0.05	$0.02	$0.15

Diluted earnings per share:
(Loss) income from continuing operations	$(0.06)	$0.05	$(0.02)	$0.13
(Loss) income from discontinued operations	—	(0.01)	0.04	—
Net (loss) income	$(0.06)	$0.04	$0.02	$0.13

For the three and nine months ended September 30, 2009, options to purchase approximately 6.0 million and 6.4 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive due to the Company’s loss from continuing operations during these periods.

For the three and nine months ended September 30, 2008, options to purchase approximately 4.8 million and 4.0 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

During the year ended December 31, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over eighteen months from the approval date. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  The Company may terminate the repurchase program at any time without notice. During the three months ended September 30, 2009, the Company repurchased approximately 146,000 shares of the Company’s common stock for $806 thousand. During the nine months ended September 30, 2009, the Company repurchased approximately 1.2 million shares of the Company’s common stock for $4.3 million. In addition, the Company repurchased 225,000 shares subject to vested options for $979 thousand.

6. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the periods ended (in thousands):

	September 30, 2009	December 31, 2008
Goodwill balance at beginning of period	$9,000	$107,933
Goodwill acquired during the period	3,456	3,361
Goodwill impaired during the year	—	(102,294)
Goodwill balance at end of period	$12,456	$9,000

In accordance with ASC 350-20, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment during the quarter ended September 30, 2009.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008	Weighted-average Amortization period
Indefinite lived intangible assets:
Domain/Trade names	$13,880	$13,132
Definite lived intangible assets:
Non-compete agreements	3,408	3,337	15 months
Customer relationships	33,021	32,744	58 months
Developed technology	29,203	28,872	47 months
Other	97	93
Accumulated amortization	(24,010)	(16,093)
	$55,599	$62,085

The weighted-average amortization period for the amortizable intangible assets is approximately 53 months. Total amortization expense was $2.6 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively. Total amortization expense was $7.9 million and $7.6 million for the nine months ended September 30, 2009 and 2008, respectively.

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

As of September 30, 2009, the amortization expense for the next five years is as follows (in thousands):

2009 (remainder of year)	$2,542
2010	9,991
2011	9,452
2012	9,125
2013	7,487
Thereafter	3,122
Total	$41,719

7. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, Inc. (“Web.com”), the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of September 30, 2009, the Company had $1.2 million of merger-related costs remaining to be paid. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. As of September 30, 2009, the Company had $404 thousand of restructuring costs remaining to be paid. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2008, the Company recorded aggregate charges of $836 thousand for restructuring costs. The Company decided to use existing in-house resources to assist with the future development of its NetObjects Fusion product and terminated its contract for outsourced development. The cost of terminating this contract was approximately $474 thousand. In addition, the Company restructured personnel in its operations and as a result of this reorganization terminated 51 employees and recorded termination benefits of approximately $362 thousand.  As of September 30, 2009, the Company had $134 thousand of restructuring costs remaining to be paid.  These costs are expected to be paid through December 2009.

During the three months ended September 30, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which includes approximately $1.2 million of stock-based compensation. In connection with the completion of the integration of the Web.com acquisition from September 2007, the Company terminated certain employees and recorded related termination benefits.  As of September 30, 2009, the Company had $393 thousand of employee benefit costs remaining to be paid.  These costs are expected to be paid through December 2009.

The tables below summarizes the activity of accrued restructuring costs and other reserves during the the nine months ended September 30, 2009 (in thousands):

	Balance as of December 31, 2008	Additions		Cash Payments	Change in Estimates	Balance as of September 30, 2009
Restructuring costs	$1,009	$—		$(460)	$(11)	$538
Employee Termination Benefits	114	749	(1)	(470)	—	393
Merger related costs	2,710	—		(1,527)	—	1,183
Balance	$3,833	$749		$(2,457)	$(11)	$2,114

(1) During the nine months ended September 30, 2009, the additions to restructuring charges excluded non-cash stock compensation expenses of approximately $1.2 million.

8. Capital Lease Obligations

The Company acquired various capital lease obligations as part of the Solid Cactus acquisition, which consisted of non-cancelable lease agreements of computers and equipment that continues through 2013. The required minimum payments on these capital leases as of September 30, 2009 are (in thousands):

2009	$82
2010	346
2011	164
2012	105
2013	36
Total	733
Less interest	(65)
668
Less current portion	(320)
Total obligations under capital leases, long term	$348

9. Income Taxes

Income tax expense in all periods presented represent the tax provision of the Company’s Canadian operations. During the three and nine months ended September 30, 2009, no U.S. federal or state tax benefits were recognized on losses from continuing operations as it is more likely than not that such benefits will be unable to be realized. During the three and nine months ended September 30, 2008, the Company released valuation allowances to offset its U.S. federal and state tax provision based on estimates of future taxable income, as well as, other positive evidence.

The Company also released valuation allowances to offset the tax provision attributable to income from discontinued operations in all periods presented.

The Company accounts for income taxes under the provisions of ASC 740, using the liability method. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

The Company is subject to audit by the Canada Revenue Agency for four years and the IRS and various states for all years since inception. During the year ended December 31, 2008, the Company accrued interest expense of approximately $9 thousand and recorded a reserve for Canadian taxes payable of approximately $88 thousand. There was an increase of $17 thousand of unrecognized tax benefits during the nine months ended September 30, 2009 and $16 thousand of interest expense recognized during the nine months ended September 30, 2009. As of September 30, 2009, the Company had accrued interest of $25 thousand associated with the unrecognized tax benefits.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Therefore, the Company recognized a tax expense of $27 thousand and $30 thousand for the three months ended September 30, 2009 and 2008, respectively, and tax expense of  $70 thousand and $96 thousand for the nine months ended September 30, 2009 and 2008, respectively.

10. Stock Based Compensation

Equity Incentive Plans

An Equity Incentive Plan (the 1999 Plan) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of September 30, 2009, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of September 30, 2009, options to purchase a total of 2,026,437 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,558,017 shares of common stock have been exercised and options to purchase 489,974 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the 2005 Plan) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of September 30, 2009, the Company had reserved 2,919,447 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of September 30, 2009, options to purchase a total of 1,527,367 shares were held by participants under the 2005 Plan, options to purchase 24,309 shares of common stock have been exercised and restrictions lapsed on 10,000 shares of common stock. In addition, options to purchase a total of 1,361,016 shares were available for future issuance under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the 2005 Directors’ Plan), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of September 30, 2009, options to purchase a total of 416,958 shares of the Company’s common stock and 21,168 of restricted shares were held by participants under the plan. As of September 30, 2009, no options have been exercised and restrictions lapsed on 50,832 shares of common stock. In addition, 496,042 shares of common stock were available for future issuance under the 2005 Directors’ Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the ESPP), which became effective November 2005. The ESPP authorizes the issuance of 669,869 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. As of September 30, 2009, no shares have been issued under the ESPP.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, collectively referred to as the Web.com Option Plans. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of September 30, 2009, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of September 30, 2009, options to purchase a total of 1,617,911 shares of the Company’s common stock were held by participants under the plan and options to purchase 587,148 shares of common stock have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the 2008 Plan), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of September 30, 2009, options to purchase a total of 1,266,560 common shares and 961,550 shares of restricted stock were held by participants under the 2008 Plan, options to purchase 3,004 shares of common stock have been exercised and restrictions lapsed on 200,975 shares of common stock. In addition, 624,976 shares of common stock were available for future issuances under the 2008 Plan.

In conjunction with the acquisition of substantially all of the assets and select liabilities of Solid Cactus in April 2009, the Company granted stock awards to 125 new employees from Solid Cactus under the Company’s 2009 Inducement Award Plan (the 2009 Plan), adopted in anticipation of the acquisition. The awards consisted of options to purchase an aggregate of 146,900 shares of the Company’s common stock.  The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options vest ratably each month over four years. As of September 30, 2009, options to purchase a total of 138,264 shares of the Company’s common stock were held by participants under the 2009 Plan and no options had been exercised.

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

	Nine months ended September 30,
	2009	2008
Risk-free interest rate	1.36-2.95%	2.23-3.73%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	62-64%	39-41%

Stock Option Activity

The following table summarizes option activity for the nine months ended September 30, 2009 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2008	7,836,722	$0.50 to $185.46	$6.29

Granted	283,900	3.55 to 6.14	4.20
Exercised	(323,938)	0.50 to 6.55	3.57
Forfeited	(589,411)	0.50 to 14.05	8.14
Expired	(201,649)	0.50 to 158.11	10.65
Balance, September 30, 2009	7,005,624	0.50 to 185.46	6.27	5.69	$14,078
Exercisable at September 30, 2009	5,415,855	0.50 to 185.46	5.96	4.85	$12,405

Compensation costs related to the Company’s stock option plans were $1.1 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively. Compensation costs related to the Company’s stock option plans were $2.7 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of September 30, 2009, the Company had $5.1 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through July 2013.

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $763 thousand and $1.1 million, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $2.28, and $3.45, respectively.  The fair value of options vested during the nine months ended September 30, 2009 and 2008 was $2.8 million and $2.7 million, respectively.

Included in the forfeited options above are 225,000 shares subject to vested options repurchased by the Company for approximately $979 thousand.

The following activity occurred under the Company’s stock option plans during the nine months ended September 30, 2009:

Unvested Shares	Shares	Weighted Average Grant–Date Fair Value
Unvested at December 31, 2008	2,456,765	$3.58
Granted	283,900	2.28
Vested	(833,551)	3.36
Forfeited	(319,587)	3.37
Unvested at September 30, 2009	1,587,527	3.39

Price ranges of outstanding and exercisable options as of September 30, 2009 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	385,201	2.66	$0.50	385,201	$0.50
$2.00 – $2.99	881,099	4.12	2.00	881,099	2.00
$3.00 – $3.99	1,408,517	4.62	3.40	1,258,576	3.36
$4.00 – $6.99	828,543	8.08	4.85	350,218	5.13
$7.00 – $9.99	2,574,432	6.25	8.86	1,836,786	8.87
$10.00 – $185.46	927,832	6.33	11.17	703,975	11.41
	7,005,624			5,415,855

Restricted Stock Activity

The following information relates to awards of restricted stock and restricted stock units that have been granted under the 2005 Directors’ Plan, the 2005 Plan, and the 2008 Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one to four-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At September 30, 2009, there were 982,718 shares of unvested restricted stock awards and units outstanding.

The following restricted stock award and restricted stock unit activity occurred under the Company’s equity incentive plans during the nine months ended September 30, 2009:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock awards and units outstanding at December 31, 2008	654,859	$6.31
Granted	736,000	4.47
Lapse of restriction	(201,891)	7.01
Forfeited	(206,250)	5.55

Restricted stock awards and units outstanding at September 30, 2009	982,718	$4.82

Compensation expense for the three months ended September 30, 2009 and 2008 was approximately $1.2 million and $320 thousand, respectively. Compensation expense for the nine months ended September 30, 2009 and 2008 was approximately $2.1 million and $596 thousand, respectively. As of September 30, 2009, there was approximately $3.7 million of total unrecognized compensation cost related to the restricted stock outstanding.

11. Related Party Transactions

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (TSA), an entity in which the Company’s former President and former director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with those available from alternative providers. The total amount of fees paid to TSA for services rendered for the three months ended September 30, 2009 and 2008 was $219 thousand and $407 thousand, respectively. The total amount of fees paid to TSA for services rendered for the nine months ended September 30, 2009 and 2008 was $444 thousand and $792 thousand, respectively. There was an unpaid balance of $65 thousand and $63 thousand as of September 30, 2009 and December 31, 2008, respectively.

On May 18, 2009 pursuant to its repurchase program, the Company purchased approximately 196 thousand shares of common stock from Mr. Stibel. These shares of common stock were purchased at a discount of 5%, which was based on the May 15, 2009 closing price, for $865 thousand.

On September 2, 2009 pursuant to its repurchase program, the Company purchased approximately 81,067 shares of common stock from Mr. Stibel, 36,505 shares of common stock from Kevin Carney, the Company’s Chief Financial Officer, and 28,391 shares of common stock from Alex Kazarani, a member of the Company’s Board of Directors. These shares of common stock were purchased at a discount of 5%, which was based on the September 2, 2009 closing price, for approximately $806 thousand. In addition, the Company purchased vested options to purchase 225,000 shares of the Company’s common stock from David L. Brown, the Company’s Chief Executive Officer and a director. These options to purchase the Company’s common stock were purchased at a discount of 5% less the exercise price per option, for approximately $979 thousand.

12. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases.  The Company had no outstanding borrowings as of September 30, 2009 and had approximately $1.7 million in standby letters of credit.

Legal Matters

From time to time the Company may be involved in litigation relating to claims arising out of its operations. There are several outstanding litigation matters that relate to its wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com Holding”), including the following:

On August 2, 2006, Web.com Holding filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com Holding pertaining to events in 2001. Web.com Holding also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses. These actions were consolidated in state court in Pennsylvania on September 30, 2008. The Company expects this matter to be resolved during the fourth quarter of 2009 and does not expect the resolution to have a material impact to the Consolidated Financial Statements.

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolved the lawsuit. The revenue derived from the sale of the patent license is reflected in other revenue for the nine months ended September 30, 2009.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with ASC Topic 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

13. Subsequent Events

The Company has evaluated all subsequent events through November 4, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 4, 2009, there were no subsequent events that required recognition or disclosure.

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

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With over 272,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of September 30, 2009, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective online presence.

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

For the three months ended September 30, 2009, subscription revenue accounted for approximately 97% of our total revenue as compared to 97% for the three months ended September 30, 2008. For the nine months ended September 30, 2009, subscription revenue accounted for approximately 96% of our total revenue as compared to 98% for the nine months ended September 30, 2008. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. In the future, we expect other sources of revenue to decline as a percentage of total revenue over time.

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

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of compensation expenses related to our Web page development staff, eCommerce store design, logo design and allocated overhead costs.  While in the near term, we expect to maintain or reduce costs in this area, in the long term, we may add additional resources in this area to support the growth in our professional services and custom design function.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC Topic 718, Compensation – Stock Compensation.

Goodwill and Intangible Assets

In accordance with ASC Topic 350-20 (ASC 350-20), Goodwill, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to eight years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2008, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. After performing the tests, we determined the carrying amount exceeded the fair value and calculated the impairment. As a result, we recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during 2008.

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

Comparison of the Results for the Three Months Ended September 30, 2009 to the Results for the Three Months Ended September 30, 2008

Revenue

	Three months ended September 30,
	2009	2008
	(unaudited)
Revenue:
Subscription	$25,209	$29,224
Professional services	892	822
Other	—	—
Total revenue	$26,101	$30,046

Total revenue for the three months ended September 30, 2009 decreased $3.9 million, or 13%, over the three months ended September 30, 2008. Total revenue during the three months ended September 30, 2009 declined primarily due to decreases in our average revenue per subscriber as compared to the same period of the prior year.

Subscription Revenue. Subscription revenue decreased 14% to $25.2 million in the three months ended September 30, 2009 from $29.2 million in the three months ended September 30, 2008. Subscription revenue decreased approximately $4.7 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by additional subscription revenue of $1.1 million from our recent acquisition. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased by 5,567 customers during the three months ended September 30, 2009 as compared to an increase of 2,679 during the three months ended September 30, 2008. The average monthly turnover decreased to 3.4% during the three months ended September 30, 2009 from 4.1% during the three months ended September 30, 2008.  Due to the current economic conditions and lower marketing spend, gross subscriber additions were down from 40,615 in the three months ended September 30, 2008 to 36,834 in the three months ended September 30, 2009.

Professional Services Revenue. Professional services revenue increased 9% to $892 thousand in the three months ended September 30, 2009 from $822 thousand in the three months ended September 30, 2008. Professional services revenue increased approximately $479 thousand due to the additional service offerings of eCommerce store design that was recently acquired, which was offset by a decrease of $226 thousand and $158 thousand in search engine optimization services and custom design services, respectively.

Cost of Revenue

	Three months ended September 30,
	2009	2008
	(unaudited)
Cost of revenue
Subscription	$9,523	$10,776
Professional services	629	327
Total cost of revenue	$10,152	$11,103

Cost of Subscription Revenue. Cost of subscription revenue decreased 12% to $9.5 million in the three months ended September 30, 2009 from $10.8 million in the three months ended September 30, 2008. During the three months ended September 30, 2009, we reduced costs of approximately $1.3 million, which was driven by the decline of our subscription revenue and slightly offset by additional expense of $606 thousand due to the revenue associated with our recent acquisition. In addition, as a lesser percentage of our sales came from our strategic marketing relationships, fees related to these relationships decreased by $399 thousand during the three months ended September 30, 2009. Our gross margin on subscription revenue decreased slightly from 63% during the three months ended September 30, 2008 to 62% during the three months ended September 30, 2009.

Cost of Professional Services Revenue. Cost of professional services revenue increased 92% to $629 thousand in the three months ended September 30, 2009 from $327 thousand in the three months ended September 30, 2008. The increase was primarily the result of the additional costs of approximately $382 thousand related to the eCommerce store design revenue.

Operating Expenses

	Three months ended September 30,
	2009	2008
	(unaudited)
Operating expenses:
Sales and marketing	$5,980	$7,281
Research and development	2,174	2,230
General and administrative	4,097	4,556
Restructuring charges	1,932	82
Depreciation and amortization	3,373	3,395
Total operating expenses	$17,556	$17,544

Sales and Marketing Expenses. Sales and marketing expenses decreased 18% to $6.0 million, or 23% of total revenue, during the three months ended September 30, 2009 from $7.3 million, or 24% of total revenue, during the three months ended September 30, 2008. The decrease of $1.3 million in sales and marketing expenses was primarily the result of a reduction in sales resources, as well as, online marketing spend during the quarter. Specifically, we had reductions in employee compensation and benefits expense of $1.0 million and marketing and advertising expense of $457 thousand.

Research and Development Expenses. Research and development expenses decreased 3% to $2.2 million, or 8% of total revenue, during the three months ended September 30, 2009 from $2.2 million, or 7% of total revenue, during the three months ended September 30, 2008.

General and Administrative Expenses. General and administrative expenses decreased 10% to $4.1 million, or 16% of total revenue, during the three months ended September 30, 2009 from $4.6 million, or 15% of total revenue, during the three months ended September 30, 2008. During the three months ended September 30, 2009, we had reductions in employee compensation and benefits expense by $993 thousand, which were offset by additional expenses of $336 thousand as a result of our recent acquisition.  In addition, due to the current market conditions, we continue to reduce our remaining general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 1% to $3.4 million, or 13% of total revenue, during the three months ended September 30, 2009 from $3.4 million, or 11% of total revenue, during the three months ended September 30, 2008.

Restructuring charges. Restructuring charges increased 2256% to $1.9 million, or 7% of total revenue, during the three months ended September 30, 2009 from $82 thousand, or less than 1% of total revenue, during the three months ended September 30, 2008. During the three months ended September 30, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which included $1.2 million of stock compensation expense. In connection with the completion of the integration of the Web.com acquisition from September 2007, the Company terminated certain employees and recorded related termination benefits, which increased restructuring charges.

 Net Interest Income. Net interest income decreased 79% to $39 thousand, or less than 1% of total revenue, during the three months ended September 30, 2009 from $187 thousand, or 1% of total revenue, during the three months ended September 30, 2008. The decrease in interest income was due to a reduction in the interest rates of our investment instruments.

Income tax expense. We recorded income tax expense of $27 thousand and $30 thousand in the three months ended September 30, 2009 and 2008, respectively, based upon our estimated annual effective tax rate. Income tax expense in all periods presented represents the tax provision of the Company’s Canadian operations. During the three months ended September 30, 2009, no U.S. federal or state tax benefits were recognized on losses from continuing operations as it is more likely than not that such benefits will be unable to be realized. During the three months ended September 30, 2008, we released valuation allowances to offset our U.S. federal and state tax provision based on estimates of future taxable income, as well as, other positive evidence.

We also released valuation allowances to offset the tax provision attributable to income from discontinued operations in all periods presented.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. For the three months ended September 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software business was $0 and $460 thousand and net income (loss) was $5 thousand and ($264) thousand, respectively.

Comparison of the Results for the Nine Months Ended September 30, 2009 to the Results for the Nine Months Ended September 30, 2008

Revenue

	Nine months ended September 30,
	2009	2008
	(unaudited)
Revenue:
Subscription	$76,665	$89,224
Professional services	2,482	2,093
Other	1,000	100
Total revenue	$80,147	$91,417

Total revenue for the nine months ended September 30, 2009 decreased $11.3 million, or 12%, over the nine months ended September 30, 2008. Total revenue during the nine months ended September 30, 2009 declined primarily due to decreases in our average revenue per subscriber as compared to the same period of the prior year.

Subscription Revenue. Subscription revenue decreased 14% to $76.7 million in the nine months ended September 30, 2009 from $89.2 million in the nine months ended September 30, 2008. Subscription revenue decreased approximately $15.6 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by additional revenue of $1.8 million from our recent acquisition and increase in volume of $1.0 million. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased by 7,331 customers during the nine months ended September 30, 2009 as compared to an increase of 11,025 during the nine months ended September 30, 2008. The average monthly turnover decreased to 3.7% during the nine months ended September 30, 2009 from 4.0% during the nine months ended September 30, 2008.  Due to the current economic conditions and lower marketing spending, gross subscriber additions were down from 123,365 in the nine months ended September 30, 2008 to 107,255 in the nine months ended September 30, 2009.

Professional Services Revenue. Professional services revenue increased 19% to $2.5 million in the nine months ended September 30, 2009 from $2.1 million in the nine months ended September 30, 2008. Professional services revenue increased approximately $1.3 million due to the additional service offerings of eCommerce store design and logo design that were acquired as part of our recent acquisitions, which was partially offset by a decrease of $605 thousand and $157 thouand in search engine optimization services and custom design services, respectively.

Other Revenue. Other revenue increased to $1.0 million in the nine months ended September 30, 2009 from $100 thousand in the nine months ended September 30, 2008. This revenue was earned by the sale of perpetual licenses for the use of our patents.

Cost of Revenue

	Nine months ended September 30,
	2009	2008
	(unaudited)
Cost of revenue
Subscription	$28,244	$32,716
Professional services	1,504	994
Total cost of revenue	$29,748	$33,710

Cost of Subscription Revenue. Cost of subscription revenue decreased 14% to $28.2 million in the nine months ended September 30, 2009 from $32.7 million in the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we reduced costs of approximately $4.5 million, which was driven by the decline of our subscription revenue and somewhat offset by additional expense due to the revenue associated with our recent acquisition. In addition, as a lesser percentage of our sales came from our strategic marketing relationships, fees related to these relationships decreased by $1.4 million during the nine months ended September 30, 2009. Our gross margin on subscription revenue remained constant at 63% during the nine months ended September 30, 2008 and September 30, 2009.

Cost of Professional Services Revenue. Cost of professional services revenue increased 51% to $1.5 million in the nine months ended September 30, 2009 from $994 thousand in the nine months ended September 30, 2008. The increase was primarily the result of the additional costs of approximately $695 thousand related to the eCommerce store design revenue, which was partially offset by a reduction of $194 thousand in payroll expenses.

Operating Expenses

	Nine months ended September 30,
	2009	2008
	(unaudited)
Operating expenses:
Sales and marketing	$17,625	$22,235
Research and development	6,302	6,896
General and administrative	14,959	15,056
Restructuring charges	1,921	83
Depreciation and amortization	10,163	9,976
Total operating expenses	$50,970	$54,246

Sales and Marketing Expenses. Sales and marketing expenses decreased 21% to $17.6 million, or 22% of total revenue, during the nine months ended September 30, 2009 from $22.2 million, or 24% of total revenue, during the nine months ended September 30, 2008. The decrease of $4.6 million in sales and marketing expenses was primarily the result of a reduction in online marketing spending during the quarter, as well as, a reduction in sales resources. Specifically, we saw reductions in marketing and advertising expense by $2.6 million and employee compensation and benefits expense by $2.2 million, which was offset slightly by costs associated with our recent acquisition of $491 thousand.

Research and Development Expenses. Research and development expenses decreased 9% to $6.3 million, or 8% of total revenue, during the nine months ended September 30, 2009 from $6.9 million, or 8% of total revenue, during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, there was an overall decrease in employee compensation and benefits expense totaling $594 thousand, in addition to the reduction of costs associated with subcontracted labor totaling $151 thousand, which were offset in part by costs associated with our recent acquisition of $141 thousand.

General and Administrative Expenses. General and administrative expenses decreased 1% to $15.0 million, or 19% of total revenue, during the nine months ended September 30, 2009 from $15.1 million, or 16% of total revenue, during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, we had reductions in employee compensation and benefits expense of $708 thousand, which were offset by additional expenses of $562 thousand as a result of our recent acquisition. In addition, due to the current market conditions, we continue to reduce our remaining general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 2% to $10.2 million, or 13% of total revenue, during the nine months ended September 30, 2009 from $10.0 million, or 11% of total revenue, during the nine months ended September 30, 2008.

Restructuring charges. Restructuring charges increased 2214% to $1.9 million, or 2% of total revenue, during the nine months ended September 30, 2009 from $83 thousand, or less than 1% of total revenue, during the nine months ended September 30, 2008. During the three months ended September 30, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which included approximately $1.2 million of stock compensation expense. In connection with the completion of the integration of the Web.com acquisition from September 2007, the Company terminated certain employees and recorded related termination benefits, which increased restructuring charges.

Net Interest Income. Net interest income decreased 77% to $143 thousand, or less than 1% of total revenue, during the nine months ended September 30, 2009 from $635 thousand, or 1% of total revenue, during the nine months ended September 30, 2008. The decrease in interest income was due to a reduction in the interest rates of our investment instruments.

Income tax expense. We recorded income tax expense of $70 thousand and $96 thousand in the three months ended September 30, 2009 and 2008, respectively, based upon our estimated annual effective tax rate.  Income tax expense in all periods presented represents the tax provision of the Company’s Canadian operations. During the nine months ended September 30, 2009, no U.S. federal or state tax benefits were recognized on losses from continuing operations as it is more likely than not that such benefits will be unable to be realized. During the nine months ended September 30, 2008, we released valuation allowances to offset our U.S. federal and state tax provision based on estimates of future taxable income, as well as, other positive evidence.

We also released valuation allowances to offset the tax provision attributable to income from discontinued operations in all periods presented.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. For the nine months ended September 30, 2009 and 2008, the revenue generated by the NetObjects Fusion software business was $428 thousand and $2.0 million and net income was $232 Thousand and $39 thousand, respectively.

Liquidity and Capital Resources

As of September 30, 2009, we had $37.3 million of unrestricted cash and cash equivalents and $28.1 million in working capital, as compared to $34.1 million of cash and cash equivalents and $24.0 million in working capital as of December 31, 2008.

Net cash provided by operations for the nine months ended September 30, 2009 was $11.6 million as compared to the net cash provided by operations of $10.2 million for the nine months ended September 30, 2008. The increase of net cash provided by operations over the prior year was primarily the result of $6.3 million in net payments, made during the nine months ended September 30, 2008, associated with the accrued restructuring and other accrued liabilities in connection with the Web.com acquisition, which was offset by the decrease in net income from continuing operations of $4.0 million and $1.0 million paid for liabilities assumed in connection with the Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”) acquisition during the nine months ended September 30, 2009.

Net cash used in investing activities in the nine months ended September 30, 2009 was $3.5 million as compared to the net cash used in investing activities during the nine months ended September 30, 2008 of $3.7 million. During the nine months ended September 30, 2009, we acquired substantially all the assets and select liabilities of Solid Cactus for approximately $3.3 million.  Additionally, we sold our NetObjects Fusion software business and recorded net proceeds of $821 thousand in connection with the initial payment. We also invested approximately $871 thousand in property and equipment and intangible assets. . During the nine months ended September 30, 2008, we acquired certain assets of LogoYes.com and Design Logic, Inc. totaling approximately $4.3 million, including acquisition expenses. We also acquired approximately 9,300 customers at a cost of $1.3 million, which included $355 thousand liability for service to be provided to the acquired customers. We received proceeds from the sales of restricted investments totaling $8.5 million and reinvested $3.5 million of those proceeds. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. In addition, we purchased $4.4 million of real property and equipment and paid off a note payable and the related restricted cash was released and classified as unrestricted cash.

Net cash used in financing activities in the nine months ended September 30, 2009 was $4.9 million as compared to the net cash used in financing activities during the nine months ended September 30, 2008 of $2.6 million. On September 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over eighteen months from the approval date. During the nine months ended September 30, 2009, we repurchased approximately 1.2 million shares of our common stock and options to purchase 225,000 shares of our common stock for approximately $5.3 million and paid $397 thousand for debt obligations we assumed as part of the Solid Cactus acquisition. In addition, we received proceeds from the exercise of stock options totaling $1.2 million. During the nine months ended September 30, 2008, we had repurchased $2.5 million of common stock.  In addition, we paid $1.2 million to satisfy debt obligations and received proceeds from the exercise of stock options of $1.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2009 and September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, and capital expenditures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. We have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. The majority of our subscription agreements are denominated in U.S. dollars.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $37.3 million and $34.1 million at September 30, 2009 and December 31, 2008, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time the Company may be involved in litigation relating to claims arising out of its operations. There are several outstanding litigation matters that relate to its wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com Holding”), including the following:

On August 2, 2006, Web.com Holding filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com Holding pertaining to events in 2001. Web.com Holding also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses. These actions were consolidated in state court in Pennsylvania on September 30, 2008. The Company expects this matter to be resolved during the fourth quarter of 2009 and does not expect the resolution to have a material impact to the Consolidated Financial Statements.

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolved the lawsuit. The revenue derived from the sale of the patent license is reflected in other revenue for the nine months ended September 30, 2009.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with ASC Topic 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2008 and 2007, 46% and 43%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the nine months ended September 30, 2009 and 2008, 31% and 39%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 18% of our new customers in the year ended December 31, 2008 and approximately 13% of our new customers in the nine months ended September 30, 2009, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Although we generated net income for the years ended December 31, 2005, 2006, and 2007, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods.  As of September 30, 2009, we had an accumulated deficit of approximately $153.5 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2009 will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Market, either of which would harm our stock price.

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

The following table sets forth information about our stock repurchases for the three months ended September 30, 2009:

Issuer Purchases of Equity Securities
					Total number of shares	Maximum dollar value
	Total number		Average		purchased as part of	of shares that may yet
	of shares		price paid		publicly announced	be purchased under the
Period (1)	purchased (1)		per share		plans or programs	plan (in thousands) (2)

July 1, 2009 - July 31, 2009	-		$-		-	$9,632
August 1, 2009 - August 31, 2009	-		-		-	9,632
September 1, 2009 - September 30, 2009	370,963	(3)	4.81	(3)	370,963	7,847

(1) Based on trade date; not settlement date.
(2) On September 4, 2008, the Company announced a stock repurchase program which authorized the Company to repurchase up to $20 million of the Company's outstanding common stock over the next eighteen months.
(3) During the quarter ended September 30, 2009, the Company repurchased approximately 145,963 shares of common stock at an average price of $5.52 per share and 225,000 vested options at an average price of $4.35 per option.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Transition Agreement, dated August 13, 2009, between Jeffrey M. Stibel and Web.com Group, Inc. (4)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

312	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

+ Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on August 17, 2009, and incorporated by reference herein.

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

Web.com Group, Inc.
(Registrant)

November 4, 2009	/s/ KEVIN M. CARNEY
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

Index of Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of ownership and Merger of Registrant. (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Transition Agreement, dated August 13, 2009, between Jeffrey M. Stibel and Web.com Group, Inc. (4)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

+ Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on August 17, 2009, and incorporated by reference herein.

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