Form 10-K
period 2009-12-31
WEB.COM GROUP, INC.
filed 2010-03-05
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes    ☐  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $100,729,827 as of June 30, 2009, based upon the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2010, the registrant had 26,577,977 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1. Business.

This Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—“Risk Factors.”

Web.com Group, Inc.  (“we,” “us,” “our” or the “Company”) is a provider of Do-It-For-Me and Do-It-Yourself website building tools, online marketing, lead generation, eCommerce, and technology solutions that enable small and medium-sized businesses to build and maintain an effective online presence. The Company offers a full range of Web services, including online marketing and advertising, local search, search engine marketing, search engine optimization, e-mail, lead generation, home contractor specific leads, website design and publishing, logo and brand development and eCommerce solutions meeting the needs of a business anywhere along its lifecycle.

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

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing semi-custom websites on behalf of our customers. With approximately 275,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of December 31, 2009, we are one of the industry’s largest providers of affordable Web services and products that enable small and medium-sized businesses to have an effective online presence.

We traditionally have sold our Web services and products to customers identified primarily through strategic marketing relationships with established brand name companies that have large numbers of small and medium-sized business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships and  leads acquired directly to acquire new customers at our sales centers in Spokane, Washington; Jacksonville, Florida; Manassas, Virginia; Shavertown, Pennsylvania; Barrie, Ontario; and Scottsdale, Arizona. Our sales force specializes in selling to small and medium-sized businesses across a wide variety of industries throughout the United States.

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

Providing Comprehensive Solutions for Small and Medium-Sized Businesses. Our goal is to enable small and medium-sized businesses to outsource their Web services needs to us. Our experience is that many small and medium-sized businesses do not have the in-house expertise to effectively design an online presence that will generate adequate traffic to their websites and increase direct consumer interaction. As a result, our customers look to us to provide these services. Our Web services include, among other features, a full range of Web services, including website design and publishing, online marketing and advertising, search engine optimization, lead generation, home contractor specific leads, logo and brand development and eCommerce solutions.  We believe this combination provides our customers with a comprehensive solution to their Web services needs.

Offering Affordable Subscription-Based Solutions. Because our customer base is value-driven, we provide our Web services on an affordable subscription basis.

•	eWorks! XL and SmartClicks customers typically pay a recurring monthly fee ranging from approximately $70 to over $100, depending on which services and products they purchase.
•
Premium Search Engine Marketing service targeted at businesses with significant spending on local print yellow page advertising. This service is priced at an average of approximately $300 per month, which we believe is significantly less than the typical cost of traditional campaigns such as half-page or full-page print yellow page advertisements.

•	Do-It-Yourself Site Builder targets businesses to design, publish and manage a professional website on a recurring monthly fee ranging from approximately $12 to $90 per month.
•	1ShoppingCart.com eCommerce and online marketing solutions typically on a recurring monthly fee ranging from approximately $29 to $99 per month.
•	Lead Generation memberships, specifically targeted to contractors in the home services business market, ranging in price from $50 to $150, based on the specific trade vertical and geographic area.
•	Search Engine Optimizing solution packages, ranging in price from $500 to $5,000 per month.

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

Our Premium Search Engine Marketing,1ShoppingCart.com eCommerce, Lead Generation, Search Engine Optimization and Logo Design services provide additional sales channels for our core Web services products. Premium Search Engine Marketing and 1ShoppingCart.com eCommerce utilizes a network of affiliate and private-label resellers that are prospects for our other services and that can be leveraged to offer our services to their customers. Our Lead Generation network of home services contractors is also a source of prospective customers for website and online promotional services.  Logo Design customers are also prospects for online marketing and web design services.

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

Expanding our Distribution Channels. To sell our Web services and products cost efficiently, we capitalize on the connection those organizations, with which we have strategic marketing relationships, have with their small and medium-sized business customers. We plan both to expand the scope of our current strategic marketing relationships, as well as to develop additional strategic marketing relationships with organizations that have strong brand recognition with small and medium-sized businesses. We also expect to increase our marketing and sales activities so that a larger proportion of our customers are acquired through increased direct sales and new reseller programs. 1ShoppingCart.com eCommerce and Lead Generation also provide additional opportunities to expand and diversify our distribution channels.

Selling Additional Services and Products to Existing Customers. As of December 31, 2009, we had approximately 275,000 subscribers to our eWorks! XL, SmartClicks, and other subscription-based services. As customers build their online presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and eCommerce capabilities to our current customers’ websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

Strengthening Customer Retention. We are dedicated to enhancing customer retention and building lasting relationships with our customers. We believe it is critical to customer retention to target small and medium-sized businesses that already understand the value of the Internet to their success. Improving customer retention also requires maximizing customer loyalty. Therefore, we are focused on customer satisfaction, consistent communication, Web service and product enhancements, and high quality customer service. Additionally, we believe that by educating our existing and prospective customers about the value of our services to their businesses, we can build lasting customer relationships.

Extending Our Position as an Affordable ASP. Through the combination of our operational scale and geographical locations, we believe that we have been able to minimize the cost of delivering our Web services and products. Our template-driven processes enable us to handle orders efficiently. We have strategically located our primary sales and fulfillment facilities in the lower-cost areas of Jacksonville, Florida and Spokane, Washington, which helps us to better manage our cost of operations even as we expand. In the future, we may look to new international labor markets to further reduce the cost of providing our Web services and products.

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

•
Online Marketing. We offer our customers online marketing capabilities that cost-effectively promote their websites on a local and national basis. The package includes initial submission and ongoing submissions on a regular basis of the customers’ websites to many popular national and local search engines. Additionally, eWorks! XL includes listings in online yellow page directories, search engine optimization tools, and educational guides targeted to small businesses.

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

•
Webmail. Every customer receives unlimited e-mail boxes tied to its domain name. Webmail is compatible with Microsoft Outlook and features advanced filtering and search capabilities and automatic mail forwarding and responding.

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

•	Mobile Website. eWorks! XL includes a version of the customer’s website built specifically for mobile devices.

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

•
Visibility Online. We bundle a number of different services contained in our eWorks! XL package into our Visibility Online offering, which is designed to enhance the effectiveness of an online marketing program for our non-eWorks! XL customers. These services include initial search engine optimization, search engine inclusion, Yahoo! Site Match paid inclusion, listing in online yellow page directories and site submission to many popular search engines and search submission tools.

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

Hosting Services

We offer core products that are standardized, scalable managed hosting services that place numerous customers on a single shared server – a cost benefit that is passed along to the customer.  Starter packages are designed for websites with relatively low volumes of traffic and allow our customers to establish an online presence at minimal cost. Our hosting services feature easy-to-use control panels and extensive online documentation that allow customers to control their own applications.  These hosting services are sold stand-alone or bundled with a suite of website tools and services.

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

Our team of custom design professionals includes experienced Web designers, programmers, copywriters, and search engine optimization experts who work together to ensure that the customer’s online business objectives are met. Custom sites are built with sophisticated design tools that provide the flexibility and functionality to meet advanced business needs. Custom sites can include flash, animation, eCommerce solutions, sophisticated interactivity and database functionality.

Online Business Automation

Through 1ShoppingCart.com and Solid Cactus, we offer a robust set of sales and marketing tools for businesses selling products and services online. 1ShoppingCart.com and Solid Cactus offer an ASP, subscription-based shopping cart solution with add-on modules that allow small and medium-sized businesses to create, promote and manage their online presence. Services include a comprehensive affiliate management program, e-mail marketing, auto-responders and ad trackers.

Lead Generation

We offer targeted lead generation services for various business categories. We provide a competitive marketplace that matches homeowners in need of remodeling services with qualified contractors (such as plumbers, landscapers, roofers and painters) in their local area. Through a subscription-based membership model and per lead acquisitions, contractors purchase these leads, giving them the opportunity to bid on the homeowner’s project.

Search Engine Marketing

We offer search engine marketing services that provide fully customizable solutions based on our customers’ goals and business plans.  Some of these services include search engine optimization, link building, pay-per-click advertising management, public relations and press release distributions.

Logo Design and Brand Building

We are a leading provider of do-it-yourself logos and other premium design products to small businesses around the world through our LogoYes products. Our LogoYes do-it-yourself logo creation tools provide professional, affordable design products that equip small businesses to compete with large ones. LogoYes products and services help build a company’s brand value by presenting a strong, unified image. We also provide the LogoYes design and brand building tools to our Do-It-For-Me web services customers.

eCommerce website design and development

We provide a comprehensive set of products and services that enable eCommerce merchants to sell more on the Internet.  By coordinating and integrating eCommerce website design and development, Internet marketing, customer service and back-end order management, we can enable eCommerce merchants to have a complete online store solution by providing support and development on multiple eCommerce platforms including Solid Cactus eCommerce, Yahoo! Store, eBay Prostores and Webstore by Amazon.  Customers work directly with store development project managers, designers and programmers to build high-end custom eCommerce stores.  Dedicated Internet marketing managers coordinate Internet marketing spend to maximize natural and paid traffic, thereby increasing end-customer sales through their eCommerce store.  As end-customer sales increase, our eCommerce call center provides end-customer sales and customer support for our eCommerce merchants, freeing up time and resources for eCommerce merchants to focus on growing their business.

Operations

We have invested significant time and capital resources in a set of internal processes and proprietary technologies designed to enable high-scale, high-quality mass customization of our Web services.

eWorks! XL and SmartClicks

The workflow of our sales and fulfillment process for eWorks! XL and SmartClicks is illustrated below.

Utilizing leads provided by our strategic marketing relationships, as well as leads acquired directly, we identify potential customers through a combination of our outbound and inbound telesales programs. Once our sales specialists have determined that a lead is a potential customer, the customer call is transferred directly to a Web services consultant. In most cases, this transfer takes place immediately so that customer contact is not interrupted. The Web services consultant conducts a Web design interview during which we collect information about the customer, request customer-specific content, and proactively help the customer design an effective online presence based on the goals for  business. Several discrete quality checks on each sale help us maximize the quality of the sale.

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

We maintain five data centers located in Jacksonville, Florida; Atlanta, Georgia; Spokane, Washington; and Ontario, Canada for most of our internal operations. Servers that provide our customers’ website data to the Internet are located within third-party co-location facilities located in Jacksonville, Florida and Atlanta, Georgia. These co-location facilities have a secured network infrastructure including intrusion detection at the router level. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, 7 days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities’ staff provides 24-hour security through camera-controlled views of our equipment. The co-location facilities provide multiple Internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facilities are provided through multiple uninterruptible power supply and generator systems should power supplied by the Jacksonville Electric Authority or Georgia Power fail.

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

Search Engine Marketing Packages

Potential customers for our search engine marketing packages are identified primarily using outbound telesales programs based in Manassas, Virginia. This program targets businesses with established traditional print yellow pages advertising campaigns. Customers who purchase our online marketing package offering are interviewed and advertising information is entered into our proprietary publishing system. Local advertisements are then customized for several distribution platforms, such as Yahoo! Yellow Pages and Google search, and then published to these platforms. Customers receive a monthly report that tracks the number of impressions, clicks, and calls generated by each advertisement that we place on their behalf. In addition to selling online marketing packages, we sell website and search engine optimization services to this customer base.

1ShoppingCart.com and Solid Cactus Integrated eCommerce Solutions

Prospects for our 1ShoppingCart.com and Solid Cactus eCommerce products are typically small business customers that are interested in establishing an online business. Our eCommerce engine integrates a variety of marketing and advertising modules that can be purchased as a bundle, or sold individually. In addition to establishing their business online, our customers can market their services through our e-mail marketing system and auto-responders, track the effectiveness of their advertising and marketing efforts and establish, manage and maintain a robust affiliate program.

Potential customers can also test our services through a paid or free online trial. Once a customer downloads the trial of our software, we contact them through a series of direct outbound calls, e-mail communications and auto-responders to encourage conversion of the trial to a paid subscription and to upsell other services.

Our customer data is stored on systems that are compliant and certified to meet Visa International’s Payment Card Industry Data Standards. We have a highly available redundant infrastructure, which provides disaster recovery backup to prevent a disruption of our customers’ eCommerce presence.

Merchant Services

We offer a suite of merchant processing solutions to 1ShoppingCart.com, Do-It-For-Me, Do-It-Yourself, and Renex customers that help customers save money on processing credit and debit card transactions.   These services are offered through strategic partnerships with merchant services providers who analyze our customers’ existing processing fees to determine potential cost savings for existing processors and establish new merchant services accounts for customers who need to begin taking credit cards.  In addition to savings on processing fees, this service offers fraud detection and card security compliance features.

Merchant services are sold primarily through online and email marketing campaigns targeting our customers that accept credit and debit cards.  Once a prospect is identified through these channels, they receive a call from our payment processing processors to complete a cost analysis and close the sale.

Lead Generation Services

We market our Lead Generation services to homeowners through online advertising and identify contractors primarily using an outbound telesales programs based in Manassas, Virginia and Jacksonville, Florida. Homeowners complete an online project questionnaire which describes their home remodeling project. We receive the online lead and send it to local contractors in our database. Some qualified contractors that respond are provided the homeowner’s full contact information and then the contractor works directly with the homeowner to scope the project and to provide cost estimates to the homeowner. We also offer lead generation products through our outbound telesales efforts to small businesses in a variety of industries including home services.

In addition, we offer a Customer Relationship Lead Management system (CRM system) to contractors, that allow them to manage all of their leads and projects in a comprehensive, easy-to-use system.

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

Solid Cactus Call Center

Solid Cactus Call Center services help eliminate for our customers the guess work and costly overhead associated with hiring in-house customer service employees for our customers.

Sale of NetObjects Fusion

On May 26, 2009, we sold our NetObjects Fusion software business for an aggregate of $4.0 million. We no longer consider the NetObjects Fusion license software product core to our predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others. We have received a partial payment of one million dollars in connection with the NetObjects Fusion sale. The remaining $3.0 million of proceeds is expected to be paid over the next several years with payments to us being based upon a formula based on estimated revenue, and we expect the entire balance to be paid by May 26, 2013.

Technology

Our hardware and software infrastructure provides an advanced set of integrated tools for design, service, modifications, and billing. MatrixBuilder enables website design, end user modification and administration, and includes a variety of other tools accessible by our customers. Our Oracle-based proprietary workflow processes and customer relationship management software, which we developed internally, help ensure that our production staff provides timely and efficient design services and helps us to efficiently and cost-effectively manage our customer base.

Our proprietary workflow processes and customer relationship management software enable us to build, maintain, and track large numbers of customer websites. The configuration of software and hardware includes six key modules:

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

•
Design Tool. Our design tool, MatrixBuilder, is browser-based, supports major Web services standards, and can be easily co-branded or private labeled for an organization with which we have a strategic relationship. MatrixBuilder is template-based, yet can provide thousands of different website styles by using hundreds of design templates that can be modified using a wide variety of color themes and graphics. The design tool generates the HTML code, so that manual coding is not required, and facilitates the generation of domain name registration, an eCommerce storefront, and a number of other extended and value added services that our customers can access from any Web browser.

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

•
Search Engine Marketing and Tracking System. We operate a proprietary publishing and tracking system that allows the automated building, publishing, and tracking of advertisement campaigns. These campaigns currently are published on Yahoo!, Google, SuperMedia.com (formerly Idearc and Verizon Superpages), Switchboard, Looksmart and other sites affiliated with these providers.

•
Lead Generation. Our proprietary software application enables us to systematically manage the relationships and interactions with homeowners and contractors in our database, enhancing the efficiency and productivity of our sales and account management teams.

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

Sales Channels

Sales of Subscription Services

Our sales organization for our subscription Web services and products comprises several distinct sales channels, including:

Outbound and Inbound Telesales. The organizations with which we have strategic marketing relationships provide us with lists of their small and medium-sized business clients who meet a broad set of criteria. We also acquire lead lists directly from other third parties. We analyze these customer lists to determine which of these customers best match our criteria for long-term clients. Our sales specialists call these prospective customers during regular business hours to discuss their Web services needs. We believe the brand and affinity relationship these prospective customers have with the parties with which we have strategic marketing relationships enhances our ability to reach a decision maker, make a presentation, have our offer considered, and close the sale during the initial call. In addition, we maintain a separate team of sales specialists specifically focused on responding to inbound inquiries generated by programs initiated by us and the organizations with which we have strategic marketing relationships. We and these organizations employ a mix of e-mail, direct mail, website, and other marketing efforts to help promote our services to prospective clients.

As of December 31, 2009, we had 199 employees in our outbound and inbound telesales units located in our sales centers in Spokane, Washington; Manassas, Virginia; Jacksonville, Florida; Atlanta, Georgia; Scottsdale, Arizona; Barrie, Ontario; Halifax, Nova Scotia; and Shavertown, Pennsylvania. With the benefit of having conducted several years of outbound and inbound telesales activities, we have significant management, business process, training, and product expertise within our sales team. Additionally, we employ practices designed to optimize the management of our employees and increase their sales performance.

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

Online Channel. We promote our services through the Web.com, Leads.com, RenovationExperts.com, 1ShoppingCart.com, Solidcactus.com, Submitawebsite.com, Logoyes.com and Globenetix.com websites. To drive prospects to our sites, we engage in online marketing and advertising campaigns, conduct targeted television campaigns to reach homeowners for Renex and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including our products on their websites and by including our services in their ongoing marketing and promotional efforts with their customers.

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

Marketing

We engage in a variety of marketing activities to increase awareness of our services and products, to sell additional services and products to our existing customer base, and to enhance the value we provide to small and medium-sized business entities. Our marketing activities include:

•	Targeted e-mail and direct response campaigns to prospects and customers;

•	Search engine and other online advertising;

•	Electronic customer newsletters;

•	Websites: Web.com, Leads.com, 1ShoppingCart.com, Renovationexperts.com,SolidCactus.com, Logoyes.com; Submitawebsite.com and Globenetix.com ;

•	Online customer tutorials; and

•	Affiliate programs.

Customers

We generally target small and medium-sized businesses having fewer than 100 employees. These customers normally are focused on regional or local markets. We seek to create long-term relationships with our customers, who cover a diverse set of industries and geographies in the United States. As of December 31, 2009, we had approximately 275,000 subscribers to our eWorks! XL, SmartClicks, and other subscription-based services.

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

Intellectual Property

Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2009, we owned 21 issued U.S. patents. We also have several additional patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third party contractors to help develop our software and to design websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

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

We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to us. We have also entered into nondisclosure agreements with suppliers, distributors and some customers to limit access to and disclosure of our proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps we have taken to protect our intellectual property can ensure that others will not use our technology, or that others will not develop similar technologies.

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

Employees

As of December 31, 2009, we had a total of 788 employees.  None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2009 and 2008, 35% and 46%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. The turnover rate calculations do not include any acquisition related customer activity.

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

Our ability to successfully pursue our growth strategy will depend on our ability to attract, retain, and motivate key employees across our business. We have many key employees throughout our organization that do not have non-compete agreements and may leave to work for a competitor at any time. In particular, we are substantially dependent on our telesales and customer service employees to obtain and service new customers. Competition for such personnel and others can be intense, and there can be no assurance that we will be able to attract, integrate, or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient personnel in these two areas. New hires require significant training and in some cases may take several months before they achieve full productivity, if they ever do. Our recent hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we have our facilities. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services and products may not materialize and our business will suffer.

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

Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•	impairment of goodwill;
•	charges for the amortization of identifiable intangible assets and for stock-based compensation;
•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and
•	charges to income to eliminate certain of our pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, accelerated amortization of deferred equity compensation and severance payments, reorganization or closure of facilities, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would decrease our net income and earnings per share for the periods in which those adjustments are made.

Though we were profitable for the years ended December 31, 2005, 2006, 2007 and 2009, we were not profitable for the year ended December 31, 2008 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2005, 2006, 2007, and 2009, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods.  As of December 31, 2009, we had an accumulated deficit of approximately $151.4 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

We depend on our strategic marketing relationships to identify prospective customers. The loss of several of our strategic marketing relationships, or a reduction in the referrals and leads they generate, would significantly reduce our future revenue and increase our expenses.

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 10% of our new customers in the year ended December 31, 2009 and approximately 18% of our new customers in the year ended December 31, 2008, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia, Jacksonville, Florida, and Ontario, Canada. We obtain Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns a 32,780 square foot building in Spokane, Washington, in which a Web services sales center is located.  In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Sales center	Manassas, VA	6,000	September 2010
Sales center	Norton, VA	5,467	November 2010
Sales center	Barrie, Ontario, Canada	8,301	May 2012
Lead Generation operations center	Halifax, Nova Scotia, Canada	1,240	September 2010
Search Engine Optimization operations center	Scottsdale, AZ	8,280	March 2011
DIY and Hosting operations center	Atlanta, GA	27,482	July 2010
DIFM operations center	Houston, TX	2,251	April 2010
eCommerce operations center	Shavertown, PA	15,641	March 2013
Sales center	Wilkes Barre, PA	5,587	March 2010

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

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Web.com Group, Inc., The NASDAQ Composite Index
And The RDG Internet Composite Index

*$100 invested on 11/2/05 in stock or 10/31/05 in index, including reinvestment of dividends.
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

Item 3. Legal Proceedings.

From time to time the Company may be involved in litigation relating to claims arising out of its operations. There are several outstanding litigation matters that relate to its wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com Holding”), including the following:

On August 2, 2006, Web.com Holding filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com Holding pertaining to events in 2001. Web.com Holding also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses. These actions were consolidated in state court in Pennsylvania on September 30, 2008. On October 1, 2009, the parties entered into a confidential settlement agreement which resolved the lawsuit.  The settlement did not have a material impact to the Consolidated Financial Statements.

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolved the lawsuit. The revenue derived from the sale of the patent license is reflected in other revenue for the year ended December 31, 2009.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with ASC 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

Item 4. (Removed and Reserved).

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

	2009		2008
	High	Low	High	Low
First Quarter	$4.07	$2.30	$12.00	$8.75
Second Quarter	$5.88	$3.10	$10.39	$7.35
Third Quarter	$7.93	$5.15	$8.30	$4.91
Fourth Quarter	$7.89	$5.60	$5.51	$2.05

The closing price for our common stock as reported by the NASDAQ Global Market on February 26, 2010 was $4.76 per share. As of February 26, 2010, there were approximately 538 stockholders of record of our common stock, not including those shares held in street or nominee name.

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

Issuer Purchases of Equity Securities

On September 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months. On March 3, 2010, the Board of Directors extended the repurchase program for an additional twelve months. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  The Company may terminate the repurchase program at any time without notice.

The Company did not repurchase any outstanding common shares during the three months ended December 31, 2009. The remaining maximum dollar value that may be purchased under the plan is $7.8 million.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2009(1)(2)	2008(1)(3)	2007(1)	2006(2)	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$106,489	$120,114	$80,084	$48,456	$33,912
(Loss) income from operations	(93)	(97,077)	1,618	1,482	(350)
Net income (loss) from continuing operations	1,569	(96,380)	1,479	7,082	(1,104)
Net income (loss) from discontinued operations	1,040	170	(121)	1,515	775
Net income (loss) attributable to common stockholders	2,609	(96,210)	1,358	8,597	(329)
Basic net income (loss) from continuing operations attributable per common share	$0.06	$(3.52)	$0.08	$0.42	$(0.18)
Basic net income (loss) from discontinued operations attributable per common share	$0.04	$0.01	$(0.01)	$0.09	$0.13
Basic net income (loss) attributable per common share	$0.10	$(3.51)	$0.07	$0.51	$(0.05)
Diluted net income (loss) from continuing operations attributable per common share	$0.06	$(3.52)	$0.07	$0.36	$(0.18)
Diluted net income (loss) from discontinued operations attributable per common share	$0.04	$0.01	$(0.01)	$0.08	$0.13
Diluted net income (loss) attributable per common share	$0.10	$(3.51)	$0.06	$0.44	$(0.05)
Basic weighted average common shares outstanding	25,312	27,398	19,802	16,778	6,222
Diluted weighted average common shares outstanding	26,985	27,398	22,224	19,430	6,222

	As of December 31,
	2009(1)(2)	2008(1)(3)	2007(1)	2006(2)	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$39,427	$34,127	$29,746	$42,155	$55,746
Working capital	32,171	23,971	16,525	39,534	51,535
Total assets	122,885	122,495	235,013	93,360	76,370
Long-term note payable and obligations under capital leases	198	—	59	194	241
Accumulated deficit	(151,405)	(154,014)	(57,804)	(59,162)	(67,759)
Total stockholders’ equity (deficit)	103,696	99,293	196,431	83,956	68,355

(1)	See Note 6 to the Consolidated Financial Statements for information regarding businesses acquired during the years ended December 31, 2009, 2008 and 2007.
(2)
Included in the net income for the year ended December 31, 2006 and 2009, respectively, is a tax benefit of $3.2 million and $1.4 million, respectively, which was the result of a reduction in the deferred tax asset reserve allowance.

(3)
Included in the net loss for the year ended December 31, 2008 is a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of the Company’s stock price during the fourth quarter of 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Safe Harbor

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this discussion, especially under the captions “Variability of Results” and “Factors That May Affect Future Operating Results” in this Form 10-K. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-K are made as of the filing date of this Form 10-K with the Securities and Exchange Commission, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

We believe presenting non-GAAP net income attributable to common stockholders, non-GAAP net income per share attributable to common stockholders and non-GAAP operating income is useful to investors, because it describes the operating performance of the company and helps investors gauge the company’s ability to generate cash flow, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP.  We use these non-GAAP measures as important indicators of our past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.

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

Our primary offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include website design and publishing, online marketing and advertising, search engine optimization, search engine submission, lead generation, hosting and email solutions, and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities; such as eCommerce solutions and other sophisticated online marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. Additionally, as the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With approximately 275,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of December 31, 2009, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small and medium-sized businesses to have an effective online presence.

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

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL, SmartClicks, Visibility Online, Web.com, Renex, 1ShoppingCart.com, and Solid Cactus offerings. A significant portion of our subscription contracts include the design of a five-page website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract. The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts.

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

For the year ended December 31, 2009, subscription revenue accounted for approximately 96% of our total revenue as compared to 98% and 97% for the years ended December 31, 2008 and 2007, respectively. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of compensation expenses related to our Web page development staff, eCommerce store design, logo design, and allocated overhead costs. While in the near term, we expect to maintain or reduce costs in this area, in the long term, we may add additional resources in this area to support the growth in our professional services and custom design functions.

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

As market conditions improve, we plan to continue to invest heavily in sales and marketing by increasing the number of direct sales personnel in order to add new subscription customers as well as increase sales of additional and new services and products to our existing customer base. Our investment in this area will also help us to expand our strategic marketing relationships, to build brand awareness, and to sponsor additional marketing events. Accordingly, we expect that, in the future, sales and marketing expenses will increase in absolute dollars.

Research and Development Expense

Research and development expenses consist primarily of salaries and related expenses for our research and development staff and allocated overhead costs. We have historically focused our research and development efforts on increasing the functionality of the technologies that enable our Web services and lead generation products. Our technology architecture enables us to provide all of our customers with a service based on a single version of the applications that serve each of our product offerings. As a result, we do not have to maintain multiple versions of our software, which enables us to have lower research and development expenses as a percentage of total revenue. We expect that, in the future, research and development expenses will increase in absolute dollars as we continue to upgrade and extend our service offerings and develop new technologies.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605 Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

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

Professional services revenue is generated from custom website design, eCommerce store design, and Do-it-Yourself logo design. Our professional services revenue from contracts for custom website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services. Our Do-It-Yourself logo design is typically billed upon the point-of-sale of the final product, which is created by the customer.

We account for our multi-element arrangements, such as in the instances where we design a custom website and separately offer other services such as hosting and marketing, in accordance with ASC 605-25 Revenue Recognition: Multiple-Element Arrangement. We identify each element in an arrangement and assign the relative fair value to each element. The additional services provided with a custom website are recognized separately over the period for which services are performed.

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

Accounting for Stock-Based Compensation

We record compensation expenses for our employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation – Stock Compensation. Stock-based compensation is amortized over the related vesting periods.

We granted to our employees options to purchase common stock at exercise prices equal to the quoted market values of the underlying stock at the time of each grant. Upon granting options to our employees, we valued the fair value of each option award, on the date of the grant, using the Black Scholes option valuation model.

Goodwill and Intangible Assets

In accordance with ASC 350 Intangibles - Goodwill and Other, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to eight years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2009, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. The results of this test determined that goodwill and other indefinite lived intangible assets were not impaired at December 31, 2009. See Note 9 “Goodwill and Intangible Assets” in the consolidated financial statements for additional information on goodwill and intangible assets.

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

Provision for Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 Income Taxes, using the liability method. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Further, deferred tax assets are recognized for the expected realization of available net operating loss carry forwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists and that the liability is measurable.

In accordance with ASC 740, the Company annually evaluates the need for a valuation allowance on its deferred tax assets based on cumulative profits generated in the most recent three-year period as well as other positive evidence. As a result of this evaluation, the Company recognized a net tax benefit of $1.4 million for the year ended December 31, 2009. There was no adjustment to the valuation allowance necessary for the year ended December 31, 2008.

In addition, we believe that we have fully reserved for any tax uncertainties in accordance with ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. However, if actual results differ from our estimates, we will adjust the tax provision in the period the tax uncertainty is realized.

Results of Operations

The following table presents our selected consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue:
Subscription	$102,166	$117,256	$77,676
Professional services	3,323	2,758	2,408
Other	1,000	100	—
Total revenue	106,489	120,114	80,084
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	38,311	42,584	32,381
Professional services	2,081	1,310	1,299
Total cost of revenue	40,392	43,894	33,680
Gross profit	66,097	76,220	46,404
Operating expenses:
Sales and marketing	23,338	28,687	18,655
Research and development	8,477	8,888	3,921
General and administrative	19,140	19,390	16,513
Restructuring charges	1,940	372	243
Depreciation and amortization	13,295	13,408	5,454
Goodwill and asset impairment	—	102,552	—
Total operating expenses	66,190	173,297	44,786
(Loss) income from operations	(93)	(97,077)	1,618
Interest, net	233	822	1,938
Income (loss) before income taxes from continuing operations	140	(96,255)	3,556
Income tax benefit (expense)	1,429	(125)	(2,077)
Net income (loss) from continuing operations	1,569	(96,380)	1,479
Discontinued operations
Income (loss) from discontinued operations, net of tax	232	170	(121)
Gain on sale of discontinued operations, net of tax	808	—	—
Income (loss) from discontinued operations, net of tax	1,040	170	(121)
Net (loss) income	2,609	(96,210)	1,358

 The following table sets forth, for each component of revenue, the cost of the revenue expressed as a percentage of the related revenue for each of the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Cost of subscription revenue	37%	36%	42%
Cost of professional services revenue	63	47	54

Comparison of Years Ended December 31, 2009 and 2008

Total revenue decreased 11% to $106.5 million in the year ended December 31, 2009 from $120.1 million in the year ended December 31, 2008. Total revenue during the year ended December 31, 2009 declined primarily due to decreases in our average revenue per subscriber as compared to the same period of the prior year.

Subscription Revenue. Subscription revenue decreased 13% to $102.2 million in the year ended December 31, 2009 from $117.3 million in the year ended December 31, 2008. Subscription revenue decreased approximately $17.5 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by additional revenue of $3.2 million from our recent acquisition. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased 9,368 during the year ended December 31, 2009, compared to an increase of 2,393 in the year ended December 31, 2008. The average monthly turnover decreased to 3.6% in the year ended December 31, 2009 from 4.0% in the year ended December 31, 2008. Due to the current economic conditions and lower marketing spend, gross subscriber additions were down from 150,017 during the year ended December 31, 2008 to 139,521 during the year ended December 31, 2009.

Professional Services Revenue. Professional services revenue increased 20% to $3.3 million in the year ended December 31, 2009 from $2.8 million in the year ended December 31, 2008. Professional services revenue increased approximately $1.9 million from the additional service offerings of eCommerce store design and logo design that were acquired as part of our recent acquisitions, which was partially offset by a decrease of $915 thousand and $348 thousand in search engine optimization services and custom design services, respectively.

Other Revenue. Other revenue increased to $1.0 million in the year ended December 31, 2009 from $100 thousand in the year ended December 31, 2008. This revenue was earned by the sale of a perpetual license for the use of our patents.

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue decreased 10% to $38.3 million in the year ended December 31, 2009 from $42.6 million in the year ended December 31, 2008. During the year ended December 31, 2009, we reduced costs by approximately $4.3 million, driven by the decline of our subscription revenue and offset by additional expense of $1.7 million due to the revenue associated with our recent acquisition. In addition, as a lesser percentage of our sales came from our strategic marketing relationships, fees related to these relationships decreased by $1.6 million during the year ended December 31, 2009. Our gross margin on subscription revenue declined slightly to 63% during the year ended December 31, 2009 from 64% during the year ended December 31, 2008.

Cost of Professional Services Revenue. Cost of professional services revenue increased 59% to $2.1 million in the year ended December 31, 2009 from $1.3 million in the year ended December 31, 2008. The increase was primarily the result of the additional costs of approximately $1.1 million related to the eCommerce store design revenue, which was partially offset by a reduction of $305 thousand in payroll expenses. Gross margin on professional services revenue decreased to 37% for the year ended December 31, 2009 as compared to 53% for the year ended December 31, 2008. The decrease of gross margin was a result of the lower gross margins of our new offerings due to the recent acquisition.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses decreased 19% to $23.3 million, or 22% of total revenue, during the year ended December 31, 2009 from $28.7 million, or 24% of total revenue, during the year ended December 31, 2008. The decrease of $5.3 million in sales and marketing expenses was primarily the result of a reduction in online marketing spending during the year, as well as, a reduction in sales resources. Specifically, we experienced reductions in marketing and advertising expense of $2.7 million and employee compensation and benefits expense of $3.0 million, which was offset slightly by costs associated with our recent acquisition of $744 thousand.

 Research and Development Expenses. Research and development expenses decreased 5% to $8.5 million, or 8% of total revenue, during the year ended December 31, 2009 from $8.9 million, or 7% of total revenue, during the year ended December 31, 2008. During the year ended December 31, 2009, there was an overall decrease in employee compensation and benefits expense totaling $492 thousand, in addition to the reduction of costs associated with subcontracted labor totaling $133 thousand, which were offset in part by costs associated with our recent acquisition of $217 thousand.

General and Administrative Expenses. General and administrative expenses decreased 1% to $19.1 million, or 18% of total revenue, during the year ended December 31, 2009 from $19.4 million, or 16% of total revenue, during the year ended December 31, 2008. Although costs remained relatively consistent during the year ended December 31, 2009, the Company had increases for additional legal expenses of $436 thousand, which were primarily associated with the sale of a perpetual license, in addition to, increases in employee compensation and stock compensation of $732 thousand. The Company also had additional expenses of $865 thousand due to the costs associated with our recent acquisition. These increases in general and administrative expenses were reduced by reserve adjustments of $987 thousand that the Company determined are no longer probable due to the expiration of the statute of limitations and other legal resolutions. In addition, due to current economic conditions, we proactively reduced our overall general and administrative expenses.

Restructuring charges. Restructuring charges increased 422% to $1.9 million, or 2% of total revenue, during the year ended December 31, 2009 from $372 thousand, or less than 1% of total revenue, during the year ended December 31, 2008. During the year ended December 31, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which included approximately $1.2 million of stock compensation expense. In connection with the completion of the integration of the Web.com acquisition, the Company terminated certain employees and recorded related termination benefits, which increased restructuring charges.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 1% to $13.3 million, or 12% of total revenue, during the year ended December 31, 2009 from $13.4 million, or 11% of total revenue, during the year ended December 31, 2008. Amortization and depreciation expenses are predominantly a result of tangible and intangible assets acquired.

Goodwill and Asset Impairment. During the year ended December 31, 2009, based on our annual impairment test of goodwill and other indefinite lived intangible assets, there were no indicators of impairment. However, during the year ended December 31, 2008, the Company completed its annual impairment test of goodwill and other indefinite lived intangible assets and determined there was an impairment. The Company recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008.

Net Interest Income. Net interest income decreased 72% to $233 thousand, or less than 1% of total revenue, during the year ended December 31, 2009 from $822 thousand, or 1% of total revenue, during the year ended December 31, 2008. The decrease in interest income was due to a reduction in the interest rates of our investment instruments.

Income tax benefit (expense). Income tax benefit increased to $1.4 million during the year ended December 31, 2009 as compared to the income tax expense of $125 thousand during the year ended December 31, 2008. The Company reevaluated the valuation allowance on its deferred tax assets as a result of cumulative taxable income generated in the most recent three-year period, forecasts of future taxable income as well as other positive evidence. The Company’s tax rate for the years ended December 31, 2009 and 2008 were (121.2%) and 0.1%, respectively.  The increase in the tax benefit and decrease in tax rate was due to the net effect of the release of the valuation allowance.

Discontinued operations. On May 26, 2009, the Company sold its NetObjects Fusion software business for approximately $4.0 million. The remaining $3.0 million of proceeds is expected to be paid over the next several years using a formula based on estimated revenue, with the entire balance expected to be paid by May 26, 2013. The remaining proceeds will be recorded as a gain in discontinued operations as cash payments are received. During the year ended December 31, 2009, the net gain of $808 thousand is included in “Gain on sale of discontinued operations, net of tax” on the Company’s Consolidated Statement of Operations. For the year ended December 31, 2009 and 2008, the revenue generated by the NetObjects Fusion software business was $428 thousand and $2.5 million and net income  was $232 thousand and $170 thousand, respectively.

Comparison of Years Ended December 31, 2008 and 2007

Total revenue increased 50% to $120.1 million in the year ended December 31, 2008 from $80.1 million in the year ended December 31, 2007.

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

Other Revenue. Other revenue increased to $100 thousand in the year ended December 31, 2008. This revenue was earned by the sale of perpetual licenses for the use of our patents.

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

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses increased 54% to $28.7 million, or 24% of total revenue, during the year ended December 31, 2008 from $18.7 million, or 23% of total revenue, during the year ended December 31, 2007. An increase of $7.3 million in expense was attributable to the addition of sales and marketing resources in connection with our acquisitions during 2007. During the year ended December 31, 2008, we had an increase in employee compensation and benefits cost of $2.0 million and facility expenses of approximately $261 thousand, which was offset by a reduction of $258 thousand in marketing and advertising expenses.

Research and Development Expenses. Research and development expenses increased 127% to $8.9 million, or 7% of total revenue, during the year ended December 31, 2008 from $3.9 million, or 5% of total revenue, during the year ended December 31, 2007. This was primarily due to an increase of $3.9 million in additional research and development resources associated with our acquisitions in 2007. During the year ended December 31, 2008, we had an increase in compensation and benefits costs of approximately $1.2 million due to an increase in headcount from 68 at December 31, 2007 to 92 at December 31, 2008.

General and Administrative Expenses. General and administrative expenses increased 17% to $19.4 million, or 16% of total revenue, during the year ended December 31, 2008 from $16.5 million, or 21% of total revenue, during the year ended December 31, 2007. Due to our acquisition in 2007, there was an increase of approximately $4.1 million of additional general and administrative expenses over the prior period. This was partially offset by a reduction of employee compensation and benefits expense of approximately $1.3 million, which was primarily the result of our migration and consolidation activities.

Restructuring charges. During the years ended December 31, 2008 and 2007, we recorded $372 thousand and $243 thousand, respectively, for restructuring charges. During the year ended December 31, 2008, the Company restructured personnel in our operations and as a result of this reorganization terminated employees and recorded termination benefits of approximately $372 thousand.  During the year ended December 31, 2007, the Company restructured our organization by terminating employees and closing facilities in Los Angeles, California and Seneca Falls, New York.

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

Goodwill and Asset Impairment. On December 31, 2008, the Company completed its annual impairment test of goodwill and other indefinite lived intangible assets and determined there was an impairment. The Company recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008. During the year ended December 31, 2007, based on our annual impairment test of goodwill and other indefinite lived intangible assets, there were no indicators of impairment.

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

Income tax (expense). Income tax expense decreased to $125 thousand during the year ended December 31, 2008 from $2.1 million during the year ended December 31, 2007. The Company’s tax rate for the years ended December 31, 2008 and 2007 were 0.1% and 60.2%, respectively.  The decrease in tax expense and tax rate was due to the permanent book to tax differences related to the goodwill impairment and stock based compensation.

Discontinued Operations. On May 26, 2009, the Company sold its Net Objects Fusion software business. For the year ended December 31, 2008 and 2007, the revenue generated by the Net Objects Fusion software business was $2.5 million and $2.4 million and net income (loss) was $170 thousand and ($121) thousand, respectively.

Liquidity and Capital Resources

As of December 31, 2009, we had $39.4 million of unrestricted cash and cash equivalents and $32.2 million in working capital, as compared to $34.1 million of cash and cash equivalents and $24.0 million in working capital as of December 31, 2008.

Net cash provided by operations for the year ended December 31, 2009 increased 3%, or $480 thousand, to $15.5 million from $15.0 million for the year ended December 31, 2008.

Net cash used in investing activities in the year ended December 31, 2009 was $5.2 million as compared to $3.7 million in the year ended December 31, 2008. During the year ended December 31, 2009, we acquired substantially all the assets and select liabilities of Solid Cactus for approximately $3.5 million.  Additionally, we sold our NetObjects Fusion software business and recorded net proceeds of $808 thousand in connection with the initial payment. We also invested approximately $1.1 million in property and equipment and intangible assets. We increased restricted cash by $1.2 million due to provisions in our Jacksonville building lease agreement. During the year ended December 31, 2008, we acquired certain assets of LogoYes.com and Design Logic, Inc. totaling approximately $4.3 million, including acquisition expenses. We also acquired approximately 9,300 customers at a cost of $1.4 million, which included $364 thousand liability for service to be provided to the acquired customers. We received proceeds from the sales of restricted investments totaling $8.5 million and reinvested $3.5 million of those proceeds. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. We purchased $4.3 million of real property and equipment and paid off a note payable and the related restricted cash was released and classified as unrestricted cash.

Net cash used in financing activities in the year ended December 31, 2009 was $4.9 million as compared to net cash used in financing activities of $6.9 million for the year ended December 31, 2008. On September 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over eighteen months from the approval date. On March 3, 2010, the Board of Directors extended the repurchase program for an additional twelve months. During the year ended December 31, 2009, we repurchased approximately 1.5 million shares of our common stock and options to purchase 225,000 shares of our common stock for approximately $5.7 million and paid $641 thousand for debt obligations we assumed as part of the Solid Cactus acquisition. In addition, we received proceeds from the exercise of stock options totaling $1.4 million. During the year ended December 31, 2008, we had repurchased 2.1 million shares for $6.9 million. We reissued 608 thousand of those shares for exercises of stock options, warrants and restricted share issuances receiving proceeds of $1.2 million.  In addition, we reduced our debt obligations by $1.2 million.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the company and helps management and investors gauge our ability to generate cash flow, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income.  We exclude from non-GAAP operating income amortization of intangibles, fair value adjustment to deferred revenue, restructuring charges and stock-based compensation charges.  We believe that excluding these non-cash charges assist management and investors in evaluating period-over-period changes in our operating income without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share.  We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax expense, fair value adjustment to deferred revenue, restructuring charges and stock-based compensation, and include cash income tax expense, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, stock-based compensation, and restructuring charges, because we believe that excluding such items helps management and investors better understand operating activities.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2009	2008
Reconciliation of GAAP net income (loss) to non-GAAP net income

GAAP net income (loss)	$2,609	$(96,210)
Amortization of intangibles	10,453	10,208
Goodwill and asset impairment	-	102,552
Stock based compensation	4,898	4,789
Restructuring charges	1,940	372
Income tax (benefit) expense	(1,429)	126
Cash income tax expense	(269)	(270)
Fair value adjustment to deferred revenue	59	308
Loss on operating assets and liabilities	2	44
Non-GAAP net income	$18,263	$21,919

Diluted GAAP net income (loss) per share	$0.10	$(3.51)
Dilutive equity and warrants per share	-	0.28
Amortization of intangibles per share	0.39	0.34
Goodwill and asset impairment	-	3.45
Stock based compensation per share	0.18	0.17
Restructuring charges per share	0.07	0.01
Income tax expense per share	(0.05)	-
Cash income tax expense per share	(0.01)	(0.01)
Fair value adjustment to deferred revenue per share	-	0.01
Loss on operating assets and liabilities per share	-	-
Diluted Non-GAAP net income per share	$0.68	$0.74

Reconciliation of GAAP operating income (loss) to non-GAAP operating income
GAAP operating (loss)	$(93)	$(97,077)
Amortization of intangibles	10,453	10,208
Goodwill and asset impairment	-	102,552
Restructuring charges	1,940	372
Fair value adjustment to deferred revenue	59	308
Stock based compensation	4,898	4,789
Non-GAAP operating income	$17,257	$21,152

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	0%	-81%
Amortization of intangibles	9%	9%
Goodwill and asset impairment	0%	86%
Restructuring charges	2%	0%
Fair value adjustment to deferred revenue	0%	0%
Stock based compensation	5%	4%
Non-GAAP operating margin	16%	18%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating (loss)	$(93)	$(97,077)
Goodwill and asset impairment	-	102,552
Depreciation and amortization	13,295	13,408
Restructuring charges	1,940	372
Stock based compensation	4,898	4,789
Adjusted EBITDA	$20,040	$24,044

Contractual Obligations and Commitments

Our principal commitments consist of obligations under leases for office space (operating) and capital lease obligations for equipment. The following summarizes our long-term contractual obligations as of December 31, 2009 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	thereafter
Operating lease obligations (1)	$19,669	$2,635	$1,991	$1,956	$1,859	$1,879	$9,349
Capital lease obligations (2)	459	245	111	74	29	—	—

(1)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.
(2)	Includes interest expected to be paid.

Off-Balance Sheet Obligations

As of December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $39.4 million and $34.1 million at December 31, 2009 and 2008, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

	Three Months Ended
	Mar 31, 2009 (2)	Jun 30, 2009	Sept 30, 2009	Dec 31, 2009	Mar 31, 2008 (2)	Jun 30, 2008 (2)	Sept 30, 2008 (2)	Dec 31, 2008 (2)
	(in thousands)
Total revenue	$27,570	$26,475	$26,101	$26,343	$30,412	$30,959	$30,046	$28,697
Total cost of revenue	9,608	9,988	10,152	10,644	11,279	11,329	11,102	10,184
Gross profit	17,962	16,487	15,949	15,699	19,133	19,630	18,944	18,513
Total operating expenses	17,218	16,197	17,556	15,219	18,121	18,580	17,545	119,051
Income (loss) from operations	744	290	(1,607)	480	1,012	1,050	1,399	(100,538)
Net income (loss) from continued operations	789	307	(1,595)	2,068	608	1,837	1,555	(100,380	) (1)
Income (loss) from discontinued operations	133	917	4	(14)	(58)	360	(263)	131
Net income (loss) (3)	$922	$1,224	$(1,591)	$2,054	$550	$2,197	$1,292	$(100,249	) (1)

Net income (loss) per common share:

Basic continued operations	$.03	$.01	$(.06)	$.08	$.02	$.07	$.06	$(3.75)
Basic discontinued operations	$.01	$.04	$.00	$.00	$.00	$.01	$(.01)	$.01
Diluted continued operations	$.03	$.01	$(.06)	$.07	$.02	$.06	$.05	$(3.75)
Diluted discontinued operations	$.00	$.04	$.00	$.00	$.00	$.01	$(.01)	$.01

(1)	Includes a goodwill and intangible asset impairment charge of $102.6 million.
(2)	Operating results relating to NetObjects Fusion revenue and expenses for all periods presented were reclassed to income (loss) from discontinued operations.
(3)	Included in income (loss) for the year ended December 31, 2009 is a tax benefit of $1.4 million, which was the result of a reduction in the deferred tax asset reserve allowance.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control systm, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Web.com Group, Inc.

We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Web.com Group, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants

Jacksonville, Florida
March 5, 2010

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following documents are filed as part of this Form 10-K:

1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Web.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants
Jacksonville, Florida March 5, 2010

Web.com Group, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$39,427	$34,127
Restricted investments	545	—
Accounts receivable, net of allowance of $428 and $645 thousand, respectively	4,561	5,019
Prepaid expenses	1,780	1,430
Prepaid marketing fees	535	665
Deferred taxes	1,482	1,093
Other current assets	95	173
Total current assets	48,425	42,507
Restricted investments	927	316
Property and equipment, net	7,388	8,204
Goodwill	12,895	9,000
Intangible assets, net	53,059	62,085
Other assets	191	383
Total assets	$122,885	$122,495
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,306	$1,406
Accrued expenses	6,931	6,230
Accrued restructuring costs and other reserves	1,064	2,619
Deferred revenue	6,172	7,831
Accrued marketing fees	259	263
Notes payable, current	—	59
Capital lease obligations	223	—
Other liabilities	299	128
Total current liabilities	16,254	18,536
Accrued rent expense	676	535
Deferred revenue	159	180
Accrued restructuring costs and other reserves	—	1,214
Capital lease obligations	198	—
Deferred tax liabilities	1,429	2,712
Other long-term liabilities	473	25
Total liabilities	19,189	23,202

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,796,824 and 28,093,759 shares issued and 26,176,967 and 26,633,436 outstanding at December 31, 2009 and 2008, respectively	26	27
Additional paid-in capital	260,552	256,763
Treasury stock, 1,619,857 and 1,460,323 shares at December 31, 2009 and 2008, respectively	(5,477)	(3,483)
Accumulated deficit	(151,405)	(154,014)
Total stockholders’ equity	103,696	99,293
Total liabilities and stockholders’ equity	$122,885	$122,495

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Subscription	$102,166	$117,256	$77,676
Professional services	3,323	2,758	2,408
Other	1,000	100	—
Total revenue	106,489	120,114	80,084
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	38,311	42,584	32,381
Professional services	2,081	1,310	1,299
Total cost of revenue	40,392	43,894	33,680
Gross profit	66,097	76,220	46,404
Operating expenses:
Sales and marketing (a)	23,338	28,687	18,655
Research and development (a)	8,477	8,888	3,921
General and administrative (a)	19,140	19,390	16,513
Restructuring charges(a)	1,940	372	243
Depreciation and amortization	13,295	13,408	5,454
Goodwill and intangible asset impairment	—	102,552	—
Total operating expenses	66,190	173,297	44,786
(Loss) income from operations	(93)	(97,077)	1,618
Other income:
Interest income, net	233	822	1,938
Income (loss) before income taxes from continuing operations	140	(96,255)	3,556
Income tax benefit (expense)	1,429	(125)	(2,077)
Net income (loss) from continuing operations	1,569	(96,380)	1,479
Discontinued operations:
Income (loss) from discontinued operations, net of tax	232	170	(121)
Gain on sale of discontinued operations, net of tax	808	—	—
Income (loss) from discontinuing operations	1,040	170	(121)
Net income (loss)	$2,609	$(96,210)	$1,358
Basic earnings per share:
Income (loss) from continuing operations per common share	$0.06	$(3.52)	$0.08
Income (loss) from discontinuing operations per common share	$0.04	$0.01	$(0.01)
Net income (loss) per common share	$0.10	$(3.51)	$0.07
Diluted earnings per share:
Income (loss) from continuing operations per common share	$0.06	$(3.52)	$0.07
Income (loss) from discontinuing operations per common share	$0.04	$0.01	$(0.01)
Net income (loss) per common share	$0.10	$(3.51)	$0.06

Basic weighted average common shares outstanding	25,312	27,398	19,802
Diluted weighted average common shares outstanding	26,985	27,398	22,224
(a) Stock based compensation included above
Subscription (cost of revenue)	$450	$357	$244
Sales and marketing	913	933	774
Research and development	520	441	312
General and administrative	3,015	3,058	2,238
Restructuring charges	1,183	—	—
	$6,081	$4,789	$3,568

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock Amount		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	17,331,626	17	—	—	143,101	(59,162)	83,956
Net income	—	—	—	—	—	1,358	1,358
Exercise of stock options	826,392	1	—	—	2,778	—	2,779
Issuance of common stock in purchase of Renex	139,461	—	—	—	16	—	16
Issuance of restricted stock	21,250	—	—	—	—	—	—
Issuance of common stock in merger with Web.com	9,153,957	9	—	—	104,745	—	104,754
Stock compensation expense	—	—	—	—	3,568	—	3,568
Balance, December 31, 2007	27,472,686	27	—	—	254,208	(57,804)	196,431
Net loss	—	—	—	—	—	(96,210)	(96,210)
Exercise of stock options	253,711	—	(44,722)	253	800	—	1,053
Exercise of warrants	142,279	—	(43,345)	205	(87)	—	118
Issuance of common stock in purchase of Renex	139,461	—	(139,461)	778	(778)	—	—
Issuance of restricted stock	693,525	—	(380,375)	2,147	(2,147)	—	—
Purchase of treasury stock	(2,068,226)	—	2,068,226	(6,866)	—	—	(6,866)
Stock compensation expense	—	—	—	—	4,789	—	4,789
Issuance costs of common stock	—	—	—	—	(22)	—	(22)
Balance, December 31, 2008	26,633,436	$27	1,460,323	$(3,483)	$256,763	$(154,014)	$99,293
Net income	—	—	—	—	—	2,609	2,609
Exercise of stock options	385,781	—	(385,781)	811	582	—	1,393
Purchase of stock options	—	—	—	—	(979)	—	(979)
Exercise of warrants	7,667	—	(7,667)	16	1	—	17
Issuance of restricted stock	606,000	—	(606,000)	1,488	(1,488)	—	—
Purchase of treasury stock	(1,455,917)	(1)	1,158,982	(4,309)	(389)	—	(4,699)
Stock compensation expense	—	—	—	—	6,081	—	6,081
Issuance costs of common stock	—	—	—	—	(19)	—	(19)
Balance, December 31, 2009	26,176,967	$26	1,619,857	$(5,477)	$260,552	$(151,405)	$103,696

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$2,609	$(96,210)	$1,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	(808)	—	—
Depreciation and amortization	13,295	13,408	5,454
Goodwill and intangible asset impairment	—	102,552	—
Non-cash loss on assets	2	44	—
Stock based compensation expense	4,898	4,789	3,568
Restructuring costs	1,940	372	243
Deferred income tax (benefit) expense	(1,672)	(9)	1,719
Changes in operating assets and liabilities:
Accounts receivable, net	1,065	1,275	1,064
Prepaid expenses and other assets	73	3,257	636
Accounts payable, accrued expenses and other liabilities	(3,955)	(13,472)	(3,474)
Deferred revenue	(1,995)	(1,034)	(340)
Net cash provided by operating activities	15,452	14,972	10,228

Cash flows from investing activities
Business acquisitions, net of cash acquired	(3,740)	(4,573)	(18,069)
Proceeds from sale of investments securities	—	8,500	5,000
Gain from sale of discontinued operations	808	—	—
Purchase of investment securities	—	(3,491)	(4,946)
Change in restricted investments	(1,156)	1,194	263
Investment in intangible assets	(5)	(995)	(2,109)
Purchase of property and equipment	(1,131)	(4,321)	(3,807)
Net cash used in investing activities	(5,224)	(3,686)	(23,668)

Cash flows from financing activities
Stock issuance costs	(19)	(23)	(311)
Common stock repurchased	(4,699)	(6,866)	—
Stock options repurchased	(979)	—	—
Payments of debt obligations	(641)	(1,187)	(1,437)
Proceeds from exercise of stock options and other	1,410	1,171	2,779
Net cash (used in) provided by financing activities	(4,928)	(6,905)	1,031
Net increase (decrease) in cash and cash equivalents	5,300	4,381	(12,409)
Cash and cash equivalents, beginning of period	34,127	29,746	42,155
Cash and cash equivalents, end of period	$39,427	$34,127	$29,746

Supplemental cash flow information
Interest paid	$47	$26	$19
Income tax paid	$296	$146	$233

Supplemental disclosure of non-cash transactions
Issuance of equity in connection with acquisitions	$—	$—	$104,770

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2009

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (the “Company”) is a provider of Do-It-For-Me and Do-It-Yourself website building tools, online marketing, lead generation, eCommerce, and technology solutions that enable small and medium-sized businesses to build and maintain an effective online presence. The Company offers a full range of web services, including online marketing and advertising, local search, search engine marketing, search engine optimization, e-mail, lead generation, home contractor specific leads, website design and publishing, logo and brand development and eCommerce solutions meeting the needs of a business anywhere along its lifecycle.

The Company has reviewed the criteria of Accounting Standards Codification (ASC) 280-10, Segment Reporting and has determined that the Company is comprised of only one segment, Web services and products.

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

Revenue Recognition

Substantially all of the Company’s subscription revenue is generated from monthly subscriptions for website design, shared hosting services, application hosting, domain name registration, eCommerce and marketing services. For example, one of the Company’s subscription standard contracts includes the design of a five-page website, hosting and marketing services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion and initial hosting of the website, the subscription is offered free of charge for a 30-day trial period during which the customer can cancel at anytime. In accordance with ASC 605, Revenue Recognition, after the 30-day trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis and collections are generally made in advance of the services.

Customers are billed for subscription terms ranging from one to 24 months, at the customer’s option. As customers are billed, subscription revenue is recorded as deferred revenue in the accompanying balance sheets. As services are performed, the Company recognizes subscription revenue ratably on a daily basis over the service period. There are no undelivered elements at the end of the service period. In addition, subscription revenue is generated from monthly subscription packages for hosting and marketing services for customized websites. These packages are sold separately from the customized website.

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

The Company accounts for its multi-element arrangements, such as in the instances where it designs a custom website and separately offer other services such as hosting and marketing, in accordance with ASC 605-25, Revenue Recognition: Multiple-Element  Arrangements. Based upon vendor-specific objective evidence, the Company allocates multi-element arrangement consideration to the separate units of accounting based upon their relative fair values. The additional services provided with a custom website are recognized separately over the period for which services are performed.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in credit instruments of highly rated financial institutions; three institutions hold 97% of the total investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.

Accounts Receivable

Trade accounts receivable are recorded on the balance sheet at net realizable value. The Company’s management uses historical collection percentages and customer-specific information, when available, to estimate the amount of trade receivables that are uncollectible and establishes reserves for uncollectible balances based on this information. Generally receivables are classified as past due after 60 days. Trade receivables are written off once collection efforts are exhausted. The Company does not require deposits or other collateral from customers. Bad debt expense reported in operating expenses excludes provisions made to the allowance for doubtful accounts for anticipated refunds, automated clearinghouse returns, and chargebacks that are recorded as an adjustment to revenue.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite lived impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009.

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

Advertising

Advertising costs are charged to operations as incurred. Total advertising expense was $5.1 million, $7.9 million, and $2.3 million for the years ending December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes, using the liability method. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Stock-Based Employee Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, the fair value of all stock awards are recognized in compensation expense over the vesting period.

Comprehensive Income (Loss)

Comprehensive income (loss) equals net income (loss) for all periods presented.

Net Income (Loss) Attributable Per Common Share

The Company computes net income (loss) attributable per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) attributable per common share includes no dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

2. New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the authoritive accounting principles recognized by FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 becomes effective for finanical statements issued for the interim and annual periods ending after September 15, 2009. The Company has used the new Codification when referring to generally accepted accounting principles in this annual report ended December 31, 2009.

3. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considers the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others.

The Company has received a partial payment of one million dollars in connection with the NetObjects Fusion sale. The remaining $3.0 million of proceeds is expected to be paid over the next several years using a formula based on estimated revenue, with the entire balance expected to be paid by May 26, 2013. The remaining proceeds will be recorded as a gain in discontinued operations as cash payments are received. During the year ended December 31, 2009, the net gain of $808 thousand is included in “Gain on sale of discontinued operations, net of tax” on the Company’s Consolidated Statement of Operations.

For the year ended December 31, 2009, 2008 and 2007, the revenue generated by the NetObjects Fusion software was $428 thousand, $2.5 million and $2.4 million and net income (loss) was $232 thousand, $170 thousand and ($121) thousand, respectively. Operating results relating to the NetObjects Fusion revenue and expenses for all periods presented are reported in discontinued operations.

4. Net Income (Loss) from Continuing Operations Per Common Share

Basic net income (loss) from continuing operations per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income from continuing operations per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net income (loss) from continuing operations per common share for the years ended December 31, 2009, 2008 and 2007 (in thousands except per share amounts):

	2009	2008	2007
Net income (loss) from continuing operations	$1,569	$(96,380)	$1,479

Weighted average outstanding shares of common stock	25,312	27,398	19,802
Dilutive effect of stock options and restricted stock	1,670	—	1,983
Dilutive effect of warrants	3	—	196
Dilutive effect of escrow shares	—	—	243
Common stock and common stock equivalents	26,985	27,398	22,224

Net income (loss) from continuing operations per common share:
Basic	$0.06	$(3.52)	$0.08
Diluted	$0.06	$(3.52)	$0.07

For the years ended December 31, 2009 and 2007, options to purchase approximately 4.5 million, and 1.8 million shares, respectively, of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income from continuing operations per common share because the effect would have been anti-dilutive.

As a result of the net loss from continuing operations during the year ended December 31, 2008, 6.3 million dilutive securities have been excluded from the calculation because including those securities would have been antidilutive.

5. Valuation Accounts

The Company’s accounts receivable allowance is summarized as follows (in thousands):

December 31, 2007	$791
Provision	1,986
Charge-off	(2,132)
December 31, 2008	$645
Provision	1,527
Charge-off	(1,744)
December 31, 2009	$428

6. Property and Equipment

The Company’s property and equipment are summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$416	$416

Depreciable assets:
Software	2,439	2,273
Computer equipment	6,923	6,297
Telephone equipment	1,407	1,068
Furniture and fixtures	3,167	2,511
Vehicle	39	2
Building	2,029	2,029
Building improvements	252	221
Leasehold improvements	819	718
Total depreciable assets	17,075	15,119
Accumulated depreciation	(10,103)	(7,331)
Property and equipment, net	$7,388	$8,204

Depreciation expense relating to depreciable assets amounted to $2.8 million, $3.2 million, and $1.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

7. Business Combinations

Acquisition of certain assets from Solid Cactus, Inc and Solid Cactus Call Center, Inc.

On April 27, 2009, the Company acquired substantially all the assets and select liabilities of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”), with its headquarters in Shavertown, Pennsylvania, and offices in Wilkes-Barre, Pennsylvania. Solid Cactus provides a full-range of solutions for new and existing online businesses, including website and eCommerce store design and programming, pay-per-click advertising management, search engine optimization, affiliate program and e-mail marketing management, call center and virtual office services, and Software as a Service products. The Company believes the acquisition of Solid Cactus enhances the Company’s strategic position as a comprehensive, "one-stop" resource for small and medium-sized businesses seeking online marketing and eCommerce solutions. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $3.5 million. In addition, the Company expects to pay Solid Cactus contingent consideration of up to an additional $500 thousand in April 2012. Although a reduction is not anticipated, this amount may be reduced by the amount of any unaccrued liabilities that existed at the acquisition date that the Company later discovers.

The results of operations of Solid Cactus for the period from April 27, 2009 through December 31, 2009 are included in the Company’s consolidated statement of operations for the year ended December 31, 2009.

As of December 31, 2009, the purchase accounting for this acquisition is still subject to final adjustment primarily for completion of the final valuation of assets and liabilities acquired.

The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on April 27, 2009 (in thousands):

Tangible current assets	$623
Tangible non-current assets	946
Developed technology	331
Customer relationships	277
Non-compete	71
Domain name	748
Goodwill	3,670
Current liabilities	(2,011)
Non-current liabilities	(667)
Net assets acquired	$3,988

The intangible assets are being amortized over a three to four year period, except for the domain name which has an indefinite life.  The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

Acquisition of certain assets from LogoYes.com and Design Logic, Inc.

On June 18, 2008, the Company acquired certain assets from LogoYes.com and Design Logic, Inc. (collectively, “LogoYes”). The Company believes that the LogoYes asset acquisition enhances its ability to provide services to small and medium –sized businesses by offering Do-it-Yourself logo design. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $4.5 million plus $176 thousand in transaction costs, which included $900 thousand deposited in an escrow account to address any breaches of representations and warranties. Any amounts remaining in the escrow account will be released to LogoYes eighteen months after the closing date. On December 18, 2009, the Company released approximately $892 thousand in escrow funds to LogoYes.

The results of operations of LogoYes for the period from June 18, 2008 through December 31, 2009 are included in the Company’s consolidated statement of operations for the year ended December 31, 2009.

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

8. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million.  As of December 31, 2009, the Company had $460 thousand of merger-related costs remaining to be paid. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. Due to the expiration of the statute of limitations and other legal resolutions, $987 thousand of assumed liabilities were released into income during 2009. As of December 31, 2009, the Company had a $284 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2008, the Company recorded aggregate charges of $836 thousand for restructuring, which principally comprised of contract termination costs and employee termination benefits. As of December 31, 2009, the Company had $134 thousand of restructuring costs remaining to be paid.  These costs are expected to be paid through March 2010.

During the year ended December 31, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which includes approximately $1.2 million of stock-based compensation due to the acceleration of the vesting of certain awards. In connection with the completion of the integration of the Web.com acquisition, the Company terminated certain employees and recorded related termination benefits.  As of December 31, 2009, the Company had $186 thousand of employee benefit costs remaining to be paid.  These costs are expected to be paid through February 2011.

The tables below summarize the activity of accrued restructuring costs and other reserves during the year ended December 31, 2009 and 2008 (in thousands):

	Balance as of December 31, 2008	Additions		Cash Payments	Change in Estimates		Balance as of December 31, 2009

Restructuring costs	$1,009	$—		$(580)	$(11)		$418

Employee Termination Benefits	114	757	(1)	(685)	—		186

Merger related costs	2,710	—		(1,777)	(473	)(2)	460

Balance	$3,833	$757		$(3,042)	$(484)		$1,064

(1)	During the year ended December 31, 2009, the additions to restructuring charges excluded non-cash stock compensation expenses of approximately $1.2 million.
(2)	During the year ended December 31, 2009 as a result of favorable legal developments, the Company no longer needed the reserve for existing legal matters recorded as part of the merger described above.

	Balance as of December 31, 2007	Additions	Cash Payments	Change in Estimates (1)	Balance as of December 31, 2008

Restructuring costs	$2,757	$474	$(1,937)	$(285)	$1,009

Employee Termination Benefits	—	362	(248)	—	114

Merger related costs	10,843	—	(8,133)	—	2,710

Balance	$13,600	$836	$(10,318)	$(285)	$3,833

(1) During the year ended December 31, 2008, the Company paid off a lease obligation early that was previously recorded as a restructuring cost as part of an acquisition in 2007.  Due to the early termination of this lease, the excess restructuring costs of $285 thousand were reclassified from accrued restructuring costs to goodwill.

9. Goodwill and Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31,		Weighted-average Amortization
	2009	2008	period
Indefinite lived intangible assets:
Goodwill	$12,895	$9,000
Domain/Trade names	13,880	13,132
Definite lived intangible assets:
Non-compete agreements	3,408	3,337	12 months
Customer relationships	33,021	32,744	55 months
Developed technology	29,203	28,872	44 months
Other	98	93
Accumulated amortization	(26,551)	(16,093)
	$65,954	$71,085

The weighted-average amortization period for the amortizable intangible assets is approximately 50 months. Total amortization expense was $10.5 million, $10.2 million, and $3.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, non-compete agreements have a useful life of between two and three years, customer relationships have useful lives of between one and eight years, and developed technology has useful lives of between three and six years. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next five years is as follows (in thousands):

2010	9,991
2011	9,453
2012	9,126
2013	7,487
2014	3,122
Total	$39,179

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the periods ended (in thousands):

	December 31,
	2009	2008
Goodwill balance at beginning of period	$111,294	$107,933
Accumulated impaired goodwill at beginning of period	(102,294)	—
Goodwill balance at beginning of period, net	9,000	107,933
Goodwill acquired during the period	3,895	3,361
Goodwill impaired during the year	—	(102,294)
Goodwill balance at end of period	115,189	111,294
Accumulated impaired goodwill balance at end of period,	(102,294)	(102,294)
Goodwill balance at end of period, net	$12,895	$9,000

In accordance with ASC 350, the Company reviews goodwill and other indefinite lived intangible asset balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. On December 31, 2009, we completed our annual impairment test of goodwill and other indefinite lived intangible assets and determined there were no indicators of impairment.

During the year ended, December 31, 2008, we performed the initial step of our goodwill impairment evaluation by comparing the fair market value of our Company, as determined by using discounted cash flow and market approaches, giving equal weight to both models, to its carrying value. These valuation techniques are considered to be level 3 inputs with the hierarchy under ASC 820, Fair Value Measurements and Disclosures. As the carrying amount exceeded the fair value, we performed the second step of our impairment evaluation to calculate impairment and as a result recorded a goodwill impairment charge of $102.3 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008. In addition due to the impairment evaluation of indefinite lived intangible assets, the Company determined that one of its domain/trade names was impaired due to a product rebranding effort. The Company recorded an intangible asset impairment charge of $258 thousand.

10. Operating Leases

The table below summarizes the Company’s operating leases as of December 31, 2009:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Sales center	Manassas, VA	6,000	September 2010
Sales center	Norton, VA	5,467	November 2010
Sales center	Barrie, Ontario, Canada	8,301	May 2012
Lead Generation operations center	Halifax, Nova Scotia, Canada	1,240	September 2010
Search Engine Optimization operations center	Scottsdale, AZ	8,280	March 2011
DIY and Hosting operations center	Atlanta, GA	27,482	July 2010
DIFM operations center	Houston, TX	2,251	April 2010
eCommerce operations center	Shavertown, PA	15,641	March 2013
Sales center	Wilkes-Barre, PA	5,587	March 2010

Rental expense for the leased facilities and equipment amounted to approximately $3.4 million, $2.3 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued rent expense was $676 thousand and $535 thousand as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

	Minimum Rental Payments	Less: Sublease Rentals	Net Minimum Rental Payments
2010	3,243	(608)	2,635
2011	2,149	(158)	1,991
2012	1,956	-	1,956
2013	1,859	-	1,859
2014	1,879	-	1,879
Thereafter	9,349	-	9,349
	$20,435	$(766)	$19,669

11. Long-Term Debt and Capital Lease Obligations

Capital Lease Obligations

The Company acquired various capital lease obligations as part of the Solid Cactus acquisition, which consisted of non-cancelable lease agreements of computers and equipment that continues through 2013. The required minimum payments on these capital leases as of December 31, 2009 are (in thousands):

2010	$245
2011	111
2012	74
2013	29
Total	459
Less interest	(38)
421
Less current portion	(223)
Total obligations under capital leases, long term	$198

12. Stock-Based Compensation

The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation - Stock Compensation. The Company has elected to use the with and without methodology for determining whether an excess tax benefit has been realized.

Equity Incentive Plans

An Equity Incentive Plan (1999 Plan) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of December 31, 2009, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of December 31, 2009, options to purchase a total of 2,021,645 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,559,502 shares of common stock have been exercised and options to purchase 493,281 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of December 31, 2009, the Company had reserved 2,922,754 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of December 31, 2009, options to purchase a total of 1,445,798 shares were held by participants under the 2005 Plan, options to purchase 28,151 shares of common stock have been exercised and restrictions lapsed on 6,755 shares of common stock. In addition, options to purchase a total of 1,442,050 shares were available for future issuances under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors’ Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of December 31, 2009, options to purchase a total of 343,000 shares of the Company’s common stock and 21,167 of restricted shares were held by participants under the plan. As of December 31, 2009, no options have been exercised and restrictions lapsed on 50,833 shares of common stock. In addition, 570,000 shares of common stock were available for future issuances under the 2005 Directors’ Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Employee Stock Purchase Plan (the “ESPP”), which became effective November 2005. The ESPP authorizes the issuance of 669,869 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of its affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 425 of the Internal Revenue Code. No shares have been issued under the ESPP. Effective December 31, 2009, the ESPP has been terminated by the Company’s Board of Directors.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, collectively referred to as the Web.com Option Plans. Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of December 31, 2009, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of December 31, 2009, options to purchase a total of 1,544,385 shares of the Company’s common stock were held by participants under the plan and options to purchase 638,710 shares of common stock have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of December 31, 2009, options to purchase a total of 1,242,839 common shares and 888,550 shares of restricted stock were held by participants under the 2008 Plan, options to purchase 7,397 shares of common stock have been exercised and restrictions lapsed on 176,535 shares of common stock. In addition, 684,679 shares of common stock were available for future issuances under the 2008 Plan.

In conjunction with the acquisition of substantially all of the assets and select liabilities of Solid Cactus in April 2009, the Company granted stock awards to 125 new employees from Solid Cactus under the Company’s 2009 Inducement Award Plan (the “2009 Plan”), adopted in anticipation of the acquisition. The awards consisted of options to purchase an aggregate of 146,900 shares of the Company’s common stock.  The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options vest ratably each month over four years. As of December 31, 2009, options to purchase a total of 133,345 shares of the Company’s common stock were held by participants under the 2009 Plan and options to purchase 561 shares of common stock had been exercised.

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

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.36-2.95%	1.26-3.73%	3.23-5.18%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5
Volatility (1)	62-64%	39-52%	53-60%

(1)
For options granted after January 1, 2008, the expected volatility rates are based on the Company’s historical volatility, since the Initial Public Offering, on the date of the grant.  For options granted prior to January 1, 2008, the expected volatility rates were based on peer group averages on the date of the grant.

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2008	7,836,722	$0.50 to 185.46	6.29
Granted	344,300	3.55 to 6.87	4.66
Exercised	(385,781)	0.50 to 6.55	3.61
Forfeited	(440,994)	3.55 to 14.05	8.04
Expired	(606,809)	0.50 to 158.11	6.83
Balance, December 31, 2009	6,747,438	0.50 to 185.46	6.19	5.38	$11,877
Exercisable at December 31, 2009	5,417,360	0.50 to 185.46	5.96	4.68	$10,736

Compensation costs related to the Company’s stock options granted under the Company’s equity incentive plans were $3.5 million, $3.8 million, and $3.4 million for the years ended 2009, 2008, and 2007, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of December 31, 2009, the Company had $4.3 million of unrecognized compensation costs related to stock options, which the Company expects to recognize through November 2013.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $924 thousand, $1.1 million, and $4.7 million, respectively. The fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $3.6 million, $3.6 million, and $3.3 million, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was $2.52, $3.04, and $5.03, respectively.

Price ranges of outstanding and exercisable options as of December 31, 2009 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50	385,001	2.41	$0.50	385,001	$0.50
$2.00 – 2.99	880,156	3.87	2.00	880,156	2.00
$3.00 – 3.99	1,350,237	4.29	3.39	1,216,133	3.35
$4.00 –6.99	848,030	7.76	4.99	387,508	5.09
$7.00 – 9.99	2,456,422	5.97	8.85	1,871,971	8.87
$10.00 – 19.99	812,086	6.04	10.65	661,085	10.71
$20.00-185.46	15,506	1.37	37.53	15,506	37.53
	6,747,438			5,417,360

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted under our 2005 Non-Employee Directors’ Stock Option Plan, 2005 Equity Incentive Plan, and 2008 Equity Incentive Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At December 31, 2009, there were 909,717 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2009:

Restricted Stock Activity	Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2008	654,859	$6.31
Granted	756,000	4.53
Forfeited shares	(260,584)	6.32
Lapse of restriction	(240,558)	7.07

Restricted stock outstanding at December 31, 2009	909,717	$5.58

Compensation expense for restricted stock awards during the years ended 2009 and 2008 was approximately $2.6 million, and $932 thousand, respectively. As of December 312009, there was approximately $3.6 million of total unamortized compensation cost related to the restricted stock outstanding.

13. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2009	2008	2007
Outstanding stock options	6,747,438	7,836,722	6,873,462
Options available for future grants and other awards	2,696,729	2,616,777	1,166,471
Warrants outstanding	—	21,667	279,896
Escrow shares relating to the Renex acquisition	—	—	139,461
Total common shares reserved	9,444,167	10,475,166	8,459,290

14. Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 2009, 2008, and 2007:

	2009	2008	2007
Current expense:
Federal	$178	$124	$127
State	3	6	—
Foreign	118	146	231
Deferred (benefit) expense:
Federal	(1,552)	(184)	1,093
State	(157)	6	653
Foreign	(19)	27	(27)
Total tax (benefit) expense	$(1,429)	$125	$2,077

As of December 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $211.0 million and $219.3 million, respectively, which begin to expire in the year 2019. The net operating loss carryforwards include approximately $171.8 million obtained through the acquisition of Web.com during 2007.  The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $140.1 million of net operating loss carryforwards will be available during the carryforward period. An additional amount may be available as a result of recognized built in gains during the five-year period following the change in ownership.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Current:
Net operating loss carryforwards	$3,868	$2,214
Allowance for doubtful accounts	163	245
Deferred rent	9	6
Deferred revenue	967	1,197
Intangible basis	34	—
Stock based compensation	577	239
Accrued restructuring costs and other reserves	367	888
	5,985	4,789
Less: valuation allowance	(4,498)	(3,670)
Net current deferred tax assets	1,487	1,119
Noncurrent:
Fixed assets basis	528	473
Intangible basis	10,216	—
Deferred revenue	53	59
Stock based compensation	1,784	1,190
Accrued restructuring costs and other reserves	—	742
Installment sale	55	—
Alternative minimum tax credit	559	387
Net operating loss carryforwards	49,391	54,109
	62,586	56,960
Less: valuation allowance	(46,770)	(50,448)
Net noncurrent deferred tax assets	15,816	6,512

Deferred tax liabilities:
Current:
Deferred revenue	—	7
Stock based compensation	5	19
Total current deferred tax liabilities	5	26
Noncurrent:
Intangible basis	17,202	9,073
Stock based compensation	5	42
Deferred rental income	38	103
Other	—	6
Total noncurrent deferred tax liabilities	17,245	9,224
Net current deferred tax asset	1,482	1,093
Net noncurrent deferred tax(liability)	(1,429)	(2,712)
Net deferred tax asset (liability)	$53	$(1,619)

The valuation allowance decreased by approximately $2.8 million during 2009 and increased by approximately $11.4 million during 2008. The change in the valuation allowance from 2009 to 2008 is primarily attributable to the release of a valuation reserve of $2.7 million.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following:

	2009	2008	2007
U.S statutory rate	34.0%	(34.0)%	34.0%
State income taxes (net of federal tax benefit)	4.0	(4.0)	4.0
Goodwill impairment charge	—	30.3	—
Stock based compensation	69.9	1.1	21.9
Change in valuation allowance	(229.8)	6.7	—
Other	0.7	—	0.3
	(121.2)%	0.1%	60.2%

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company is subject to audit by the Canada Revenue Agency for four years and the IRS and various states for all years since inception.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company’s unrecognized tax benefits are summarized as follows:

Balance at December 31, 2007	$91
Additions in unrecognized tax benefit – prior year tax positions	—
Additions in unrecognized tax benefit – current year tax positions	88
Foreign exchange gains and losses	(17)
Balance at December 31, 2008	$162
Additions in unrecognized tax benefits – prior year tax positions	—
Additions in unrecognized tax benefits – current year tax positions	20
Foreign exchange gains and losses	27
Balance at December 31, 2009	$209

As of December 31, 2009 and 2008, the Company had approximately $209 thousand and $162 thousand, respectively, of total unrecognized tax benefits, which could favorably affect the effective income tax rate. In addition, the Company recorded $22 thousand and $10 thousand during 2009 and 2008, respectively, of accrued interest on the unrecognized tax benefits.

The Company’s undistributed foreign earnings of approximately $800 thousand are considered to be permanently reinvested into the foreign jurisdictions. Accordingly, the company has not provided deferred taxes on these earnings.

15. Employee Savings Plan

Effective August 1, 2000, the Company established a 401(k) savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company began making contributions to the plan in 2004. The Company recorded contribution expense of $220 thousand, $416 thousand and $232 thousand for 2009, 2008, and 2007, respectively.

16. Related Party Transactions

On May 18, 2009, pursuant to its repurchase program, the Company purchased approximately 196,000 shares of common stock from the Company’s former President and former director, Jeffrey M. Stibel. These shares of common stock were purchased at a discount of 5%, which was based on the May 15, 2009 closing price, for $865 thousand.

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

The Company hired Brown & Associates, an entity owned by the brother of the Company’s Chief Executive Officer and director, on a contingency based fee to determine whether the Company overpaid sales tax to various entities.  The total amount of fees paid to Brown & Associates for successful refunds of sales tax, totaling $787 thousand, was $153 thousand for the year ended December 31, 2008. In addition, there was an unpaid balance of $69 thousand as of December 31, 2009.

The Company purchases online marketing services, including online advertising, from The Search Agency, Inc. (TSA), an entity in which the Company’s former President and former director, Jeffrey M. Stibel, has an equity interest. Mr. Stibel is also a member and chairman of the Board of Directors of TSA. The Company’s purchases of online marketing services from TSA are made pursuant to the Company’s standard form of purchase order. The purchase order imposes no minimum commitment or long-term obligation on the Company. The Company may terminate the arrangement at any time. The Company pays TSA fees equal to a specified percentage of the Company’s purchases of online advertising made through TSA. The Company believes that the services it purchases from TSA, and the prices it pays, are competitive with those available from alternative providers. Mr. Stibel does not have a related party relationship with the Company effective September 30, 2009. The total amount of fees paid to TSA for services rendered thru September 30, 2009 was $444 thousand. There were no unpaid balances related to these services provided at December 31, 2009. The total amount of fees paid to TSA for services rendered for the year ended December 31, 2008 was $1.0 million and $63 thousand was accrued as a payable at December 31, 2008.

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) for ExactTarget to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of Web.com and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $168,500 plus a potential share of revenue from the sale of the email marketing solution to end users.

On February 3, 2010, the Company entered into an Asset Purchase Agreement with Innuity, Inc. (“Innuity”) for the purchase of website hosting accounts. Timothy Maudlin is the Lead Director of Web.com and a shareholder of Innuity. The approximate dollar value of the amount involved in the transaction is $1.5 million plus a potential share of revenue from the sale of additional Company services to the website hosting account end users.

17. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had no outstanding borrowings as of December 31, 2009 and had approximately $1.7 million in standby letters of credit.

Legal Matters

From time to time the Company may be involved in litigation relating to claims arising out of its operations. There are several outstanding litigation matters that relate to its wholly-owned subsidiary, Web.com Holding Company, Inc., formerly Web.com, Inc. (“Web.com Holding”), including the following:

On August 2, 2006, Web.com Holding filed suit in the United States District Court for the Western District of Pennsylvania against Federal Insurance Company and Chubb Insurance Company of New Jersey, seeking insurance coverage and payment of litigation expenses with respect to litigation involving Web.com Holding pertaining to events in 2001. Web.com Holding also has asserted claims against Rapp Collins, a division of Omnicom Media, that are pending in state court in Pennsylvania for recovery of the same litigation expenses. These actions were consolidated in state court in Pennsylvania on September 30, 2008. On October 1, 2009, the parties entered into a confidential settlement agreement which resolved the lawsuit.  The settlement did not have a material impact to the Consolidated Financial Statements.

On June 19, 2006, Web.com Holding filed suit in the United States District Court for the Northern District of Georgia against The Go Daddy Group, Inc., seeking damages, a permanent injunction and attorney fees related to alleged infringement of four of Web.com Holdings’ patents. On January 8, 2009, the parties entered into a confidential settlement and patent cross-licensing agreement, which resolved the lawsuit. The revenue derived from the sale of the patent license is reflected in other revenue for the year ended December 31, 2009.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s cash balances could nonetheless be materially affected by an adverse judgment. In accordance with ASC 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the current legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, the Company does not believe that the anticipated outcome of any current litigation will have a materially adverse impact on its financial condition, cash flows, or results of operations.

2. Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements. All other financial statement schedules are not applicable.

3. Exhibits.

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(2)

3.2	Amended and Restated Bylaws of Web.com Group, Inc.(3)

3.3	Certificate of Ownership and Merger of Registrant (4)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(4)

4.3	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(2)

10.1	1999 Equity Incentive Plan and forms of related agreements.(2)

10.2	2005 Equity Incentive Plan and forms of related agreements.(2)

10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(2)

10.4	2005 Employee Stock Purchase Plan.(2)

10.5	2008 Equity Incentive Plan and forms of related agreements. (5)+

10.6	2009 Inducement Award Plan. (6)

10.7	Form of Option Grant Notice under 2009 Inducement Award Plan. (6)

10.8	Executive Severance Benefit Plan.(7)+

10.9	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors. (2)

10.10	Compensatory Arrangements of certain officers. (8)+

10.11	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (9)

10.12	Amended and Restated Employment Agreement by and between the Company and David L. Brown. (10)+

10.13	Amended and Restated Employment Agreement by and between the Company and Kevin Carney. (10)+

10.14	Transition Agreement by and between Jeffrey M. Stibel and the Company, dated August 13, 2009. (11)+

10.15	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement. (3)+

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page hereto).

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(12)

(1)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant's current report on Form 8-K (No .000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(5)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrants registration statement on Form S-8 (No. 333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s annual report on Form 10-K (No 000-51595), filed with the SEC on March 6, 2009.

(8)	Filed as Item 5.02 to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on March 20, 2009, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on November 3, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 17, 2009, and incorporated herein by reference.
(12)
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

March 5, 2010
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 5, 2010:

Name	Title

Chairman, President, Chief Executive Officer
David L. Brown	(Principal Executive Officer)

Chief Financial Officer
Kevin M. Carney	(Principal Financial and Accounting Officer)

Lead Director
Timothy I. Maudlin

Director
Hugh M. Durden

Director
Alex Kazerani

Director
Robert S. McCoy, Jr.

EXHIBIT INDEX
Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(2)

3.2	Amended and Restated Bylaws of Web.com Group, Inc.(3)

3.3	Certificate of Ownership and Merger of Registrant (4)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(4)

4.3	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(2)

10.1	1999 Equity Incentive Plan and forms of related agreements.(2)

10.2	2005 Equity Incentive Plan and forms of related agreements.(2)

10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(2)

10.4	2005 Employee Stock Purchase Plan.(2)

10.5	2008 Equity Incentive Plan and forms of related agreements. (5)+

10.6	2009 Inducement Award Plan. (6)

10.7	Form of Option Grant Notice under 2009 Inducement Award Plan. (6)

10.8	Executive Severance Benefit Plan.(7)+

10.9	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors. (2)

10.10	Compensatory Arrangements of certain officers. (8)+

10.11	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (9)

10.12	Amended and Restated Employment Agreement by and between the Company and David L. Brown. (10)+

10.13	Amended and Restated Employment Agreement by and between the Company and Kevin Carney. (10)+

10.14	Transition Agreement by and between Jeffrey M. Stibel and the Company, dated August 13, 2009. (11)+

10.15	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement. (3)+

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page hereto).

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(12)

(1)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant's current report on Form 8-K (No .000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(5)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrants registration statement on Form S-8 (No. 333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s annual report on Form 10-K (No 000-51595), filed with the SEC on March 6, 2009.
(8)	Filed as Item 5.02 to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on March 20, 2009, and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on November 3, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 17, 2009, and incorporated herein by reference.
(12)
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