Form 10-Q
period 2010-03-31
WEB.COM GROUP, INC.
filed 2010-05-06
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Common Stock, par value $0.001 per share, outstanding as of April 30, 2010: 26,602,643

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2010

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended
	March 31, 2010	March 31, 2009
Revenue:
Subscription	$24,480	$26,017
Professional services	648	553
Other	—	1,000
Total revenue	25,128	27,570
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription (a)	10,034	9,309
Professional services	478	300
Total cost of revenue	10,512	9,609
Gross profit	14,616	17,961
Operating expenses:
Sales and marketing (a)	5,546	5,763
Research and development (a)	2,271	2,042
General and administrative (a)	3,775	6,062
Restructuring charges	60	—
Depreciation and amortization	3,279	3,350
Total operating expenses	14,931	17,217
(Loss) income from operations	(315)	744
Interest income, net	41	63
(Loss) income before income taxes from continuing operations	(274)	807
Income tax (expense)	(471)	(18)
Net (loss) income from continuing operations	(745)	789
Discontinued operations
(Loss) income from discontinued operations, net of tax	(9)	133
(Loss) income from discontinued operations, net of tax	(9)	133
Net (loss) income	$(754)	$922

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)
(continued)

	Three months ended
	March 31, 2010	March 31, 2009
Basic earnings per share:
(Loss) income from continuing operations attributable per common share	$(0.03)	$0.03
(Loss) income from discontinuing operations attributable per common share	—	0.01
Net (loss) income per common share	$(0.03)	$0.04
Diluted earnings per share:
(Loss) income from continuing operations attributable per common share	$(0.03)	$0.03
(Loss) income from discontinuing operations attributable per common share	—	—
Net (loss) income per common share	$(0.03)	$0.03

Basic weighted average common shares outstanding	25,410	25,603
Diluted weighted average common shares outstanding	25,410	26,429

(a) Stock-based compensation included above:

Subscription (cost of revenue)	$132	$105
Sales and marketing	153	225
Research and development	144	125
General and administrative	577	869
	$1,006	$1,324

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$39,450	$39,427
Restricted investments	545	545
Accounts receivable, net of allowance of $411 and $428, respectively	3,756	4,561
Prepaid expenses	1,710	1,780
Prepaid marketing fees	511	535
Deferred taxes	1,085	1,482
Other current assets	160	95
Total current assets	47,217	48,425
Restricted investments	927	927
Property and equipment, net	7,112	7,388
Goodwill	12,881	12,895
Intangible assets, net	51,927	53,059
Other assets	144	191
Total assets	$120,208	$122,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,787	$1,306
Accrued expenses	4,177	6,931
Accrued restructuring costs and other reserves	625	1,064
Deferred revenue	6,133	6,172
Accrued marketing fees	248	259
Capital lease obligations	197	223
Other liabilities	205	299
Total current liabilities	13,372	16,254
Accrued rent expense	718	676
Deferred revenue	158	159
Capital lease obligations	158	198
Deferred tax liabilities	1,429	1,429
Other long-term liabilities	406	473
Total liabilities	16,241	19,189

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,758,690 and 27,796,824 shares issued and 26,594,522 and 26,176,967 outstanding at March 31, 2010 and December 31, 2009, respectively	27	26
Additional paid-in capital	260,427	260,552
Treasury Stock, 1,164,168 and 1,619,857 shares at March 31, 2010 and December 31, 2009, respectively	(4,328)	(5,477)
Accumulated deficit	(152,159)	(151,405)
Total stockholders’ equity	103,967	103,696
Total liabilities and stockholders’ equity	$120,208	$122,885

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net (loss) income	$(754)	$922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,279	3,350
Non-cash loss	—	4
Stock-based compensation expense	1,006	1,324
Restructuring costs	60	—
Deferred income taxes	398	—
Changes in operating assets and liabilities:
Accounts receivable	800	1,091
Prepaid expenses and other assets	75	(329)
Accounts payable, accrued expenses and other liabilities	(2,894)	(110)
Deferred revenue	(121)	(562)
Net cash provided by operating activities	1,849	5,690

Cash flows from investing activities
Purchase of property and equipment	(384)	(242)
Investment in intangible assets	(1,396)	(2)
Net cash (used in) investing activities	(1,780)	(244)

Cash flows from financing activities
Stock issuance costs	(3)	(5)
Common stock repurchased	(53)	(2,669)
Payments of debt obligations	(66)	(29)
Proceeds from exercise of stock options and other	76	21
Net cash (used in) financing activities	(46)	(2,682)

Net increase in cash and cash equivalents	23	2,764
Cash and cash equivalents, beginning of period	39,427	34,127
Cash and cash equivalents, end of period	$39,450	$36,891

Supplemental cash flow information
Interest paid	$9	$1
Income taxes paid	$64	$36

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (“the Company”) is a leading provider of online marketing for small businesses. The Company meets the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including website design, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services.

The Company has reviewed the criteria of Accounting Standards Codification (ASC) Topic 280-10, Segment Reporting and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and 2009, the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, and the related notes to the consolidated financial statements for the three months ended March 31, 2010 and 2009 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2010, and the Company’s results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 5, 2010.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009. There were no indicators of impairment during the quarter ended March 31, 2010.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite-lived impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009. There were no indicators of impairment during the quarter ended March 31, 2010.

Definite-lived intangible assets are amortized over their useful lives, which range between fourteen months and ten years.

Earnings per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

For the three months ended March 31, 2010, there were no revenues generated by this discontinued business and a $9 thousand net loss. For the three months ended March 31, 2009 the revenue generated by the NetObjects Fusion software business was $266 thousand and  the net income was $133 thousand. Operating results relating to the NetObjects Fusion software business revenue and expenses for all periods presented are reported in discontinued operations.

3. Business Combinations

On April 27, 2009, the Company acquired substantially all the assets and select liabilities of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”), with its headquarters in Shavertown, Pennsylvania, and offices in Wilkes-Barre, Pennsylvania. Solid Cactus provides a full-range of solutions for new and existing online businesses, including website and eCommerce store design and programming, pay-per-click advertising management, search engine optimization, affiliate program and e-mail marketing management, call center and virtual office services, and Software as a Service products. The Company believes the acquisition of Solid Cactus enhances the Company’s strategic position as a comprehensive, "one-stop" resource for small businesses seeking online marketing and eCommerce solutions. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $3.5 million. At the time of purchase, the Company anticipated potential contingent consideration of up to an additional $500 thousand to be paid in April 2012. This amount may be further reduced by the amount of any unaccrued liabilities that existed at the acquisition date that the Company later discovers. As of March 31, 2010, the Company has paid a total of $70 thousand of the contingent consideration, leaving a potential balance remaining to be paid of $430 thousand.

The following table summarizes the Company’s purchase price allocation based on the fair values of the assets acquired and liabilities assumed on April 27, 2009 (in thousands):

Tangible current assets	$618
Tangible non-current assets	946
Developed technology	331
Customer relationships	277
Non-compete	71
Domain name	748
Goodwill	3,656
Current liabilities	(1,992)
Non-current liabilities	(667)
Net assets acquired	$3,988

The intangible assets are being amortized over a three to four year period, except for the domain name which has an indefinite life.  The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

4. Earnings per Share
The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2010 and 2009 (in thousands except per share amounts):

	Three months ended March 31,
	2010	2009
(Loss) income from continuing operations	$(745)	$789
(Loss) income from discontinued operations	(9)	133
Net (loss) income	$(754)	$922

Weighted average outstanding shares of common stock	25,410	25,603
Dilutive effect of stock options	—	804
Dilutive effect of restricted stock	—	21
Dilutive effect of warrants	—	1
Common stock and common stock equivalents	25,410	26,429

Basic earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.03
(Loss) income from discontinued operations	—	0.01
Net (loss) income	$(0.03)	$0.04

Diluted earnings per share:
(Loss) income from continuing operations	$(0.03)	$0.03
(Loss) income from discontinued operations	—	—
Net (loss) income	$(0.03)	$0.03

For the three months ended March 31, 2010 and 2009, options to purchase approximately 6.5 million and 6.3 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

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

5. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the periods ended (in thousands):

	March 31, 2010	December 31, 2009
Goodwill balance at beginning of period	$115,189	$111,294
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	12,895	9,000
Goodwill acquired during the period	—	3,895
Goodwill adjusted during the period	(14)	—
Goodwill balance at end of period	115,175	115,189
Accumulated impaired goodwill balance at end of period	(102,294)	(102,294)
Goodwill balance at end of period, net	$12,881	$12,895

In accordance with ASC 350-20, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment during the quarter ended March 31, 2010.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009	Weighted-average Amortization period
Indefinite-lived intangible assets:
Domain/Trade names	$13,880	$13,880
Definite lived intangible assets:
Non-compete agreements	3,408	3,408	10 months
Customer relationships	34,507	33,021	51 months
Developed technology	29,203	29,203	41 months
Other	100	98
Accumulated amortization	(29,171)	(26,551)
	$51,927	$53,059

The weighted-average amortization period for the amortizable intangible assets is approximately 47 months. Total amortization expense was $2.6 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively.

The Company will complete its annual impairment tests of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2010. In light of current market conditions and the volatility in the price of the Company’s common stock, management and the audit committee expect to carefully analyze all relevant factors, including the Company’s current market value, legal factors, operating performance and the business climate, to evaluate whether its indefinite-lived assets are impaired. There were no indicators of impairment during the quarter ended March 31, 2010.

As of March 31, 2010, the amortization expense for the next five years is as follows (in thousands):

2010 (remainder of year)	$7,821
2011	9,949
2012	9,622
2013	7,533
2014	3,122

Total	$38,047

6. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, Inc. (“Web.com”), the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of March 31, 2010, the Company had $269 thousand of merger-related costs remaining to be paid. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. As of March 31, 2010, the Company had a $162 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2008, the Company recorded aggregate charges of $836 thousand for restructuring, which principally comprised of contract termination costs and employee termination benefits. As of March 31, 2010, the Company had $134 thousand of restructuring costs remaining to be paid.  These costs are expected to be paid through June 2010.

During the year ended December 31, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which includes approximately $1.2 million of stock-based compensation due to the acceleration of the vesting of certain awards. In connection with the completion of the integration of the Web.com acquisition, the Company terminated certain employees and recorded related termination benefits.  As of March 31, 2010, the Company had $32 thousand of employee benefit costs remaining to be paid.  These costs are expected to be paid through February 2011.

During the three months ended March 31, 2010, the Company closed its office in Norton, Virginia and recorded facility exit costs of $35 thousand and employee termination benefits of $25 thousand. As of March 31, 2010, the Company had $28 thousand of restructuring costs remaining to be paid.  These costs are expected to be paid through November 2010.

The tables below summarizes the activity of accrued restructuring costs and other reserves during the the three months ended March 31, 2010 (in thousands):

	Balance as of December 31, 2009	Additions	Cash Payments	Change in Estimates	Balance as of March 31, 2010

Restructuring costs	$418	$35	$(129)	$—	$324

Employee Termination Benefits	186	25	(179)	—	32

Merger related costs	460	—	(191)	—	269

Balance	$1,064	$60	$(499)	$—	$625

7. Capital Lease Obligations

The Company acquired various capital lease obligations as part of the Solid Cactus acquisition, which consisted of non-cancelable lease agreements of computers and equipment that continues through 2013. The required minimum payments on these capital leases as of March 31, 2010 are (in thousands):

2010	172
2011	111
2012	74
2013	29

Total	386
Less interest	(31)

355
Less current portion	(197)

Total obligations under capital leases, long term	$158

8. Income Taxes

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

The Company recognized income tax expense of $471 thousand and $18 thousand in the three months ended March 31, 2010 and 2009, respectively, based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

The Company calculates its income tax liability in accordance with ASC 740. The Company is subject to audit by the Canada Revenue Agency for four years and the IRS and various states for all years since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

During the three months ended March 31, 2010, the Company accrued $39 thousand to reserve for unrecognized tax benefits and incurred $6 thousand in accrued interest associated with unrecognized tax benefits.

As of March 31, 2010 and December 31, 2009, the Company had federal net operating loss carryforwards of approximately $209.2 million and $211.0 million, respectively, which begin to expire in the year 2019. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $138.3 million of net operating loss carryforwards will be available during the carryforward period. An additional amount may be available as a result of recognized built in gains during the five-year period following the change in ownership.

9. Stock Based Compensation

Equity Incentive Plans

The 1999 Equity Incentive Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of March 31, 2010, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of March 31, 2010, options to purchase a total of 2,021,045 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,559,502 shares of common stock have been exercised and options to purchase 493,881 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

The Board of Directors administers the 1999 Plan and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards, and the vesting period of options, within the limits set forth in the 1999 Plan itself. Options under the 1999 Plan have a maximum term of 10 years and vest as determined by the Board of Directors. Options granted under the 1999 Plan generally vest either over 30 or 48 months. All options granted during 2002 vest over 30 months, and in general, all other options granted vest over 48 months. The exercise price of non-statutory stock options and incentive stock options granted shall not be less than 85% and 100%, respectively, of the fair market value of the stock subject to the option on the date of grant. No 10% stockholder is eligible for an incentive or non-statutory stock option unless the exercise price of the option is at least 110% of the fair market value of the stock at date of grant. The 1999 Plan terminated upon the closing of the Company’s initial public offering in November 2005.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of March 31, 2010, the Company had reserved 3,185,124 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of March 31, 2010, options to purchase a total of 2,517,833 shares were held by participants under the 2005 Plan, options to purchase 28,151 shares of common stock have been exercised and restrictions lapsed on 10,000 shares of common stock. The Company repurchased 3,245 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2005 Plan. In addition, options to purchase a total of 632,385 shares were available for future issuance under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors’ Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of March 31, 2010, options to purchase a total of 343,000 shares of the Company’s common stock and 21,167 of restricted shares were held by participants under the plan. As of March 31, 2010, no options have been exercised and restrictions lapsed on 50,833 shares of common stock. In addition, 570,000 shares of common stock were available for future issuance under the 2005 Directors’ Plan.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, (collectively referred to as the “Web.com Option Plans”). Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of March 31, 2010, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of March 31, 2010, options to purchase a total of 1,522,952 shares of the Company’s common stock were held by participants under the plan and options to purchase 638,710 shares of common stock have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of March 31, 2010, options to purchase a total of 1,181,968 common shares and 1,255,450 shares of restricted stock were held by participants under the 2008 Plan, options to purchase 16,208 shares of common stock have been exercised and restrictions lapsed on 283,741 shares of common stock. The Company repurchased 74,240 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2008 Plan. In addition, 336,873 shares of common stock were available for future issuances under the 2008 Plan.

In conjunction with the acquisition of substantially all of the assets and select liabilities of Solid Cactus in April 2009, the Company granted stock awards to 125 new employees from Solid Cactus under the Company’s 2009 Inducement Award Plan (the “2009 Plan”), adopted in anticipation of the acquisition. The awards consisted of options to purchase an aggregate of 146,900 shares of the Company’s common stock.  The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options vest ratably each month over four years. As of March 31, 2010, options to purchase a total of 125,348 shares of the Company’s common stock were held by participants under the 2009 Plan and options to purchase 4,934 shares of common stock have been exercised.

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

	Three months ended March 31,
	2010	2009
Risk-free interest rate	2.23-2.65%	1.36-2.07%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	61%	62%

Stock Option Activity

The following table summarizes option activity for the three months ended March 31, 2010 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2009	6,747,438	$0.50 to $185.46	$6.19

Granted	1,173,900	5.40 to 5.66	5.56
Exercised	(19,147)	3.77 to 4.48	4.29
Forfeited	(86,268)	3.55 to 10.98	6.39
Expired	(93,313)	2.15 to 185.46	9.32

Balance, March 31, 2010	7,722,610	0.50 to 128.15	6.06	5.81	$8,289

Exercisable at March 31, 2010	5,498,172	$0.50 to $128.15	$5.96	4.53	$7,767

Compensation costs related to the Company’s stock option plans were $741 thousand and $912 thousand for the three months ended March 31, 2010 and 2009, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of March 31, 2010, the Company had $6.0 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through February 2014.

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $18 thousand and $15 thousand, respectively. Stock options exercised during the three months ended March 31, 2010 were issued from the Company’s outstanding treasury stock. The weighted average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.97 and $1.65, respectively.  The fair value of options vested during the three months ended March 31, 2010 and 2009 was $751 thousand and $835 thousand, respectively.

Price ranges of outstanding and exercisable options as of March 31, 2010 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50 – $2.15	1,264,857	3.18	$1.54	1,264,857	$1.54
$2.16 – $3.77	1,335,992	3.97	3.38	1,221,515	3.35
$3.78 – $6.87	1,943,063	8.84	5.33	429,329	5.10
$6.88 – $9.60	2,409,908	5.78	8.86	1,921,257	8.87
$9.61 – $16.30	754,091	5.86	10.68	646,515	10.74
$16.31 – $128.15	14,699	1.19	36.61	14,699	36.61
	7,722,610			5,498,172

Restricted Stock Activity

The following information relates to awards of restricted stock and restricted stock units that have been granted under the 2005 Directors’ Plan, the 2005 Plan, and the 2008 Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one to four-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At March 31, 2010, there were 1,276,617 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the three months ended March 31, 2010:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2009	909,717	$5.58
Granted	438,000	5.40
Lapse of restriction	(44,100)	8.09
Forfeited	(27,000)	7.37
Restricted stock outstanding at March 31, 2010	1,276,617	$4.95

Compensation expense for the three months ended March 31, 2010 and 2009 was approximately $265 thousand and $421 thousand, respectively. As of March 31, 2010, there was approximately $4.1 million of total unrecognized compensation cost related to the restricted stock outstanding. Restricted stock granted during the three months ended March 31, 2010 was issued from the Company’s outstanding treasury stock.

10. Related Party Transactions

On February 3, 2010, the Company entered into an Asset Purchase Agreement with Innuity, Inc. (“Innuity”) for the purchase of website hosting accounts. Timothy Maudlin is the Lead Director of the Company and a shareholder of Innuity. The approximate dollar value of the amount involved in the transaction is $1.4 million plus a potential share of revenue from the sale of additional Company services to the website hosting account end users.

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of the Company and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $169 thousand plus a potential share of revenue from the sale of the email marketing solutions to end users. The total amount of fees paid to ExactTarget as of March 31, 2010 was $71 thousand and $3 thousand was accrued as of March 31, 2010.

The Company hired Brown & Associates, an entity owned by the brother of David L. Brown, the Company’s Chief Executive Officer and director, on a contingency based fee to determine whether the Company overpaid sales tax to various entities.  The total amount of fees paid to Brown & Associates for successful refunds of sales tax, totaling $789 thousand, was $223 thousand, of which $70 thousand was paid during the quarter ended March 31, 2010.

11. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases.  The Company had no outstanding borrowings as of March 31, 2010 and had approximately $1.4 million in standby letters of credit.

Legal Matters

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vender contracts and employment related disputes.  We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2009, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010.

Overview

We are a leading provider of online marketing for small businesses. We meet the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including website design, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services. Our primary service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include website design and publishing, online marketing and advertising, search engine optimization, search engine submission, lead generation, hosting and email solutions, and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities, such as eCommerce solutions and other sophisticated online marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. As the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With over 278,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of March 31, 2010, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small businesses to have an effective online presence.

We have traditionally sold our Web services and products to customers identified through strategic relationships with established brand name companies that have a large number of small business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Halifax, Nova Scotia; Barrie, Ontario; and Scottsdale, Arizona. Our sales force specializes in selling to small businesses across a wide variety of industries throughout the United States.

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

Sources of Revenue

We derive our revenue from sales of a variety of services to small businesses, including web design, online marketing, search engine optimization, eCommerce solutions, logo design and home contractor lead services. Leads are generated through online advertising campaigns targeting customers in need of web design, hosting or online marketing solutions, through strategic partnerships with enterprise partners, or through our corporate websites.

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our eWorks! XL, SmartClicks, Visibility Online, Do-it-Yourself, Lead Generation, 1ShoppingCart.com, and Solid Cactus offerings. A significant portion of our subscription contracts include the design of a five-page website, its hosting, and several additional Web services. In the case of eWorks! XL, upon the completion and initial hosting of the website, our subscription services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. No 30-day free trial period is offered to customers for our Visibility Online services, and revenue is recognized on a daily basis over the life of the contract. The typical subscription is a monthly contract, although terms range up to 12 months. We bill a majority of our customers on a monthly basis through their credit cards, bank accounts, or business merchant accounts.

Our Web.com product line subscription revenue is primarily generated from shared hosting, managed services, eCommerce services, applications hosting and domain name registrations. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customer’s expected service period. Deferred revenues represents the liability for advance billings to customers for services not yet provided.

For the three months ended March 31, 2010, subscription revenue accounted for approximately 97% of our total revenue as compared to 94% for the three months ended March 31, 2009. The number of paying subscribers to our Web services and lead generation products as well as the subscription price we charge for these services drive subscription revenue. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. In the future, we expect other sources of revenue to decline as a percentage of total revenue over time.

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

Goodwill and Intangible Assets

In accordance with ASC 350 Intangibles – Goodwill and Other, we periodically evaluate goodwill and indefinite-lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite-lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to ten years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2009, we completed our annual impairment test of goodwill and other indefinite-lived intangible assets. The results of this test determined that goodwill and other indefinite-lived intangible assets were not impaired at December 31, 2009. See Note 6 “Goodwill and Intangible Assets” in the consolidated financial statements for additional information on goodwill and intangible assets.

We will complete our annual impairment tests of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2010. In light of current market conditions and the volatility in the price of the our common stock, management and the audit committee expect to carefully analyze all relevant factors, including the current market value, legal factors, operating performance and the business climate, to evaluate whether our assets are impaired. There were no indicators of impairment during the quarter ended March 31, 2010.

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

Comparison of the Results for the Three Months Ended March 31, 2010 to the Results for the Three Months Ended March 31, 2009

Revenue

	Three months ended March 31,
	2010	2009
	(unaudited)
Revenue:
Subscription	$24,480	$26,017
Professional services	648	553
Other	—	1,000
Total revenue	$25,128	$27,570

Total revenue for the three months ended March 31, 2010 decreased $2.4 million, or 9%, over the three months ended March 31, 2009. Total revenue during the three months ended March 31, 2010 declined primarily due to the sale of a perpetual license in 2009 and decreases in our average revenue per subscriber as compared to the same period of the prior year, which was offset slightly by additional revenue from our recent acquisitions.

Subscription Revenue. Subscription revenue decreased 6% to $24.5 million in the three months ended March 31, 2010 from $26.0 million in the three months ended March 31, 2009. Subscription revenue decreased approximately $3.9 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by additional subscription revenue of $1.3 million and approximately $900 thousand from our recent acquisitions and increases in average customers, respectively. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased by 3,631 customers during the three months ended March 31, 2010 as compared to a decrease of 173 during the three months ended March 31, 2009. The average monthly turnover decreased to 3.1% during the three months ended March 31, 2010 from 3.9% during the three months ended March 31, 2009.  Due to the current economic conditions and lower marketing spend, gross subscriber additions were down to 32,442 in the three months ended March 31, 2010 from 35,147 in the three months ended March 31, 2009.

Professional Services Revenue. Professional services revenue increased 17% to $648 thousand in the three months ended March 31, 2010 from $553 thousand in the three months ended March 31, 2009. Professional services revenue increased approximately $356 thousand due to the additional service offerings of eCommerce store design that was recently acquired, which was offset by a decrease of $139 thousand and $101 thousand in search engine optimization services and custom design services, respectively.

Other Revenue. Other revenue totaled $1.0 million in the three months ended March 31, 2009. This revenue was earned by the sale of a perpetual license for the use of our patents. The Company did not have other revenue during the three months ended March 31, 2010.

Cost of Revenue

	Three months ended March 31,
	2010	2009
	(unaudited)
Cost of revenue
Subscription	$10,034	$9,309
Professional services	478	300
Total cost of revenue	$10,512	$9,609

Cost of Subscription Revenue. Cost of subscription revenue increased 8% to $10.0 million in the three months ended March 31, 2010 from $9.3 million in the three months ended March 31, 2009. During the three months ended March 31, 2010, we had incremental expenses of $874 thousand associated with the additional revenue derived from the acquisition. This was slightly offset by a reduction of costs totaling approximately $148 thousand driven by the decline of our subscription revenue. Our gross margin on subscription revenue decreased from 64% during the three months ended March 31, 2009 to 59% during the three months ended March 31, 2010. The decrease in gross margin was principally driven by the shift in the subscription revenue mix to lower margin products. In addition, in the future we anticipate revenue growth; therefore, we have chosen not to reduce related costs in proportion with the decrease of revenue.

Cost of Professional Services Revenue. Cost of professional services revenue increased 59% to $478 thousand in the three months ended March 31, 2010 from $300 thousand in the three months ended March 31, 2009. The increase was primarily the result of the additional costs of approximately $316 thousand related to the eCommerce store design revenue, which was offset by a decrease of $113 thousand in employee compensation and benefits.

Operating Expenses

	Three months ended
	March 31,
	2010	2009
	(unaudited)
Operating expenses:
Sales and marketing	$5,546	$5,763
Research and development	2,271	2,042
General and administrative	3,775	6,062
Restructuring charges	60	—
Depreciation and amortization	3,279	3,350
Total operating expenses	$14,931	$17,217

Sales and Marketing Expenses. Sales and marketing expenses decreased 4% to $5.5 million, or 22% of total revenue, during the three months ended March 31, 2010 from $5.8 million, or 21% of total revenue, during the three months ended March 31, 2009. The decrease in sales and marketing expenses was primarily the result of a reduction in employee compensation and benefits expense of $432 thousand, offset by $229 thousand of additional expenses associated with our recent acquisition.

Research and Development Expenses. Research and development expenses increased 11% to $2.3 million, or 9% of total revenue, during the three months ended March 31, 2010 from $2.0 million, or 7% of total revenue, during the three months ended March 31, 2009. The increase in research and development expense was due to $92 thousand of additional expenses associated with our recent acquisitions and increases of $135 thousand in contract labor, employee compensation and benefits, collectively.

General and Administrative Expenses. General and administrative expenses decreased 38% to $3.8 million, or 15% of total revenue, during the three months ended March 31, 2010 from $6.1 million, or 22% of total revenue, during the three months ended March 31, 2009. During the three months ended March 31, 2010, we had reductions in employee compensation and legal expense by $1.3 million and $873 thousand, respectively. The reduction in legal fees was primarily associated with the sale of a perpetual license during the three months ended March 31, 2009. In addition, general and administrative expenses were reduced by reserve adjustments of $163 thousand that the Company determined are no longer probable due to the expiration of the respective statute of limitations of the likely jurisdictions. During the three months ended March 31, 2010, we had increases of general and administrative expenses of $352 thousand associated with our recent acquisitions.

Restructuring charges. Restructuring charges increased to $60 thousand, or less than 1% of total revenue, during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company closed the office in Norton, Virginia and recorded facility exit costs of $35 thousand and employee termination benefits of $25 thousand.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 2% to $3.3 million, or 13% of total revenue, during the three months ended March 31, 2010 from $3.4 million, or 12% of total revenue, during the three months ended March 31, 2009. Amortization and depreciation expenses are predominantly a result of tangible and intangible assets purchased and acquired. The slight decrease in expense is due to certain intangible assets becoming fully amortized.

Net Interest Income. Net interest income decreased 35% to $41 thousand, or less than 1% of total revenue, during the three months ended March 31, 2010 from $63 thousand, or less than 1% of total revenue, during the three months ended March 31, 2009.

Income tax expense. We recorded income tax expense of $471 thousand and $18 thousand in the three months ended March 31, 2010 and 2009, respectively, based upon our estimated annual effective tax rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options and awards.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. For the three months ended March 31, 2010, there were no revenues generated by this discontinued business and a $9 thousand net loss. For the three months ended March 31, 2009, the revenue generated by the NetObjects Fusion software was $266 thousand and the net income was $133 thousand.

Liquidity and Capital Resources

As of March 31, 2010, we had $39.5 million of unrestricted cash and cash equivalents and $33.8 million in working capital, as compared to $39.4 million of cash and cash equivalents and $32.2 million in working capital as of December 31, 2009.

Net cash provided by operations for the three months ended March 31, 2010 was $1.8 million as compared to the net cash provided by operations of $5.7 million for the three months ended March 31, 2009. The decrease of net cash provided by operations over the prior year was primarily the result of $2.8 million in payments, made during the three months ended March 31, 2010, associated with accounts payable and accrued liabilities, as well as, by the decrease in net income from continuing operations of $1.7 million.

Net cash used in investing activities in the three months ended March 31, 2010 was $1.8 million as compared to the net cash used in investing activities during the three months ended March 31, 2009 of $244 thousand. During the three months ended March 31, 2010, we acquired approximately 5,700 customers at a cost of $1.5 million, which included a $91 thousand liability for future service to be provided to the acquired customers. In addition, we invested $384 thousand in property and equipment. During the three months ended March 31, 2009, the Company invested approximately $244 thousand in property and equipment and intangible assets.

Net cash used in financing activities in the three months ended March 31, 2010 was $46 thousand as compared to the net cash used in financing activities during the three months ended March 31, 2009 of $2.7 million. During the three months ended March 31, 2010, we received proceeds from the exercise of stock options of $76 thousand, paid $66 thousand to satisfy debt obligations, and purchased 11,134 shares of common stock for $53 thousand for required tax withholding upon the vesting of restricted shares. These shares were not repurchased under the repurchase plan dated September 4, 2008. During the three months ended March 31, 2009, we repurchased approximately 827,000 shares of our common stock for $2.7 million.

We have been authorized to repurchase up to $20 million of our outstanding common shares through March 3, 2011. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  As of March 31, 2010, the remaining maximum dollar value that may yet be purchased under the plan is $7.8 million. We may repurchase common shares throughout the plan period which may affect our liquidity.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Reconciliation of GAAP net (loss) income to non-GAAP net income

GAAP net (loss) income	$(754)	$922
Amortization of intangibles	2,618	2,613
Stock based compensation	1,006	1,324
Income tax expense	471	18
Restructuring charges	60	-
Cash income tax expense	(65)	(92)
Fair value adjustment to deferred revenue	10	30
Loss on operating assets and liabilities	-	4
Non-GAAP net income	$3,346	$4,819

Reconciliation of GAAP basic net (loss) income per share to non-
GAAP basic net income per share

Basic GAAP net (loss) income per share	$(0.03)	$0.04
Amortization of intangibles per share	0.10	0.10
Stock based compensation per share	0.04	0.05
Income tax expense per share	0.02	-
Restructuring charges per share	-	-
Cash income tax expense per share	-	-
Fair value adjustment to deferred revenue per share	-	-
Loss on operating assets and liabilities per share	-	-
Basic Non-GAAP net income per share	$0.13	$0.19

Reconciliation of GAAP diluted net (loss) income per share to non-
GAAP net income per share

Fully diluted shares:

Common stock	25,410	25,603
Diluted stock options	1,398	804
Diluted restricted stock	359	21
Warrants	-	1
Total	27,167	26,429

Diluted GAAP net (loss) income per share	$(0.03)	$0.03
Amortization of intangibles per share	0.09	0.10
Stock based compensation per share	0.04	0.05
Income tax expense per share	0.02	-
Restructuring charges per share	-	-
Cash income tax expense per share	-	-
Fair value adjustment to deferred revenue per share	-	-
Loss on operating assets and liabilities per share	-	-
Diluted Non-GAAP net income per share	$0.12	$0.18

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results (continued)
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Reconciliation of GAAP operating (loss) income to non-
GAAP operating income

GAAP operating (loss) income	$(315)	$744
Amortization of intangibles	2,618	2,613
Stock based compensation	1,006	1,324
Restructuring charges	60	-
Loss on disposal of fixed assets	-	4
Fair value adjustment to deferred revenue	10	30
Non-GAAP operating income	$3,379	$4,715

Reconciliation of GAAP operating margin to non-GAAP
operating margin

GAAP operating margin	-1%	3%
Amortization of intangibles	10%	9%
Restructuring charges	0%	0%
Fair value adjustment to deferred revenue	0%	0%
Stock based compensation	4%	5%
Non-GAAP operating margin	13%	17%

Reconciliation of GAAP operating (loss) income to
adjusted EBITDA

GAAP operating (loss) income	$(315)	$744
Depreciation and amortization	3,279	3,350
Stock based compensation	1,006	1,324
Restructuring charges	60	-
Adjusted EBITDA	$4,030	$5,418

Off-Balance Sheet Arrangements

As of March 31, 2010 and March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that there has been no change in our financial condition since December 31, 2009.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $39.5 million and $39.4 million at March 31, 2010 and December 31, 2009, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2010  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vender contracts and employment related disputes.  We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors.

Factors That May Affect Future Operating Results

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Depressed general economic conditions or adverse changes in general economic conditions could adversely affect our operating results. If economic or other factors negatively affect the small business sector, our customers may become unwilling or unable to purchase our Web services and products, which could cause our revenue to decline and impair our ability to operate profitably.

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

Our existing and target customers are small businesses. We believe these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, which could limit our customers’ access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small businesses experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

Most of our Web services are sold on a month-to-month basis, and if our customers are unable or choose not to subscribe to our Web services, our revenue may decrease.

Typically, our Web service offerings are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions to our Web services at any time with little or no penalty.

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2009 and 2008, 39% and 46%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the three months ended March 31, 2010 and 2009, 16% and 14%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on small businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our stock price.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. Integrating any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate these current acquisitions, or any future acquisitions could seriously harm our business.

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

Although we generated net income for the years ended December 31, 2005, 2006, and 2007 and 2009, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods.  As of March 31, 2010, we had an accumulated deficit of approximately $152.2 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

We depend on our strategic marketing relationships to identify prospective customers. The loss of several of our strategic marketing relationships, or a reduction in the referrals and leads they generate, would significantly reduce our future revenue and increase our expenses.

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 10% of our new customers in the year ended December 31, 2009 and approximately 11% of our new customers in the three months ended March 31, 2010, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

To successfully execute our business plan, we must also establish new strategic marketing relationships with additional organizations that have strong relationships with small businesses that would enable us to identify additional prospective customers. If we are unable to diversify and extend our strategic marketing relationships, our ability to grow our business may be compromised.

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

The market for our Web services and products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of company types, including:

•	Website design and development service and software companies;

•	Internet service providers and application service providers;

•	Internet search engine providers;

•	Local business directory providers; and

•	Website domain name providers and hosting companies

•	eCommerce platform and service providers.

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

Changes in our industry occur very rapidly, including changes in the way the Internet operates or is used by small businesses and their customers. As a result, our Web services and products could become obsolete quickly. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our Web services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new Web services or products, or enhancements to our Web services or products, on a timely and cost-effective basis, or if new Web services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

Providing Web services and products to small businesses designed to allow them to Internet-enable their businesses is a new and emerging market; if this market fails to develop, we will not be able to grow our business.

Our success depends on a significant number of small business outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our Web services and products is relatively new and untested. Custom website development has been the predominant method of Internet enablement, and small businesses may be slow to adopt our template-based Web services and products. Further, if small businesses determine that having an online presence is not giving their businesses an advantage, they would be less likely to purchase our Web services and products. If the market for our Web services and products fails to grow or grows more slowly than we currently anticipate, or if our Web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2010 will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Market, either of which would harm our stock price.

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

Issuer Purchases of Equity Securities

On September 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months (the "Repurchase Plan"). On March 3, 2010, the Board of Directors extended the Repurchase Plan for an additional twelve months. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  The Company may terminate the Repurchase Plan at any time without notice.

The following table sets forth information about our stock repurchases and restricted stock forfeitures for the three months ended March 31, 2010:

Period (1)	Total number of shares purchased (1)		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plan (in thousands) (2)

January 1, 2010 - January 31, 2010	-		$-		-	$7,825
February 1, 2010 - February 28, 2010	11,134	(3)	4.73	(3)	-	7,825
March 1, 2010 - March 31, 2010	-		-		-	7,825
Total	11,134		4.73		-	7,825

(1) Based on trade date; not settlement date.
(2) No shares were purchased under the Repurchase Plan during the three months ended March 31, 2010.
(3) In exchange for the Company paying the stockholder's federal tax obligations in connection with the vesting of restricted stock, these shares of vested restricted stock were forfeited to the Company and became available for future issuance under their respective equity award plans. Such shares are not considered repurchased under the Repurchase Plan.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Compensation Information for Named Executive Officers. (4)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

+ Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 9, 2010, and incorporated by reference herein.

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

Web.com Group, Inc.
(Registrant)

May 6, 2010	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

Index Of Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of ownership and Merger of Registrant. (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Compensation Information for Named Executive Officers. (4)+

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

+ Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 9, 2010, and incorporated by reference herein.

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