Form 10-Q
period 2010-06-30
WEB.COM GROUP, INC.
filed 2010-08-04
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Common Stock, par value $0.001 per share, outstanding as of July 31, 2010: 26,621,105

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2010

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenue:
Subscription	$23,957	$25,438	$48,438	$51,456
Professional services	820	1,037	1,468	1,590
Other	—	—	—	1,000
Total revenue	24,777	26,475	49,906	54,046
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	9,652	9,413	19,686	18,721
Professional services	485	575	963	876
Total cost of revenue	10,137	9,988	20,649	19,597
Gross profit	14,640	16,487	29,257	34,449
Operating expenses:
Sales and marketing	5,185	5,881	10,731	11,645
Research and development	2,225	2,086	4,496	4,128
General and administrative	5,572	4,789	9,347	10,851
Restructuring charges (credits)	(6)	—	54	—
Depreciation and amortization	3,313	3,441	6,593	6,790
Total operating expenses	16,289	16,197	31,221	33,414
(Loss) income from operations	(1,649)	290	(1,964)	1,035
Interest income, net	58	43	98	105
(Loss) income before income taxes from continuing operations	(1,591)	333	(1,866)	1,140
Income tax expense	(217)	(26)	(687)	(43)
Net (loss) income from continuing operations	(1,808)	307	(2,553)	1,097
Discontinued operations
Income (loss) from discontinued operations, net of tax	—	95	(9)	228
Gain on sale of discontinued operations, net of tax	125	822	125	822
Income from discontinued operations, net of tax	125	917	116	1,050
Net (loss) income	$(1,683)	$1,224	$(2,437)	$2,147

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)
(continued)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic earnings per share:
(Loss) income from continuing operations attributable per common share	$(0.07)	$0.01	$(0.10)	$0.04
Income from discontinuing operations attributable per common share	—	0.04	—	0.04
Net (loss) income per common share	$(0.07)	$0.05	$(0.10)	$0.08
Diluted earnings per share:
(Loss) income from continuing operations attributable per common share	$(0.07)	$0.01	$(0.10)	$0.04
Income from discontinuing operations attributable per common share	—	0.04	—	0.04
Net (loss) income per common share	$(0.07)	$0.05	$(0.10)	$0.08

Basic weighted average common shares outstanding	25,457	25,130	25,433	25,365
Diluted weighted average common shares outstanding	25,457	26,903	25,433	26,603

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$42,809	$39,427
Restricted investments	546	545
Accounts receivable, net of allowance of $344 and $428, respectively	3,435	4,561
Prepaid expenses	1,490	1,780
Prepaid marketing fees	487	535
Deferred taxes	961	1,482
Other current assets	90	95
Total current assets	49,818	48,425
Restricted investments	928	927
Property and equipment, net	6,895	7,388
Goodwill	12,881	12,895
Intangible assets, net	49,262	53,059
Other assets	110	191
Total assets	$119,894	$122,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,182	$1,306
Accrued expenses	5,714	6,931
Accrued restructuring costs and other reserves	271	1,064
Deferred revenue	5,762	6,172
Accrued marketing fees	243	259
Capital lease obligations	160	223
Other liabilities	192	299
Total current liabilities	13,524	16,254
Accrued rent expense	758	676
Deferred revenue	139	159
Capital lease obligations	133	198
Deferred tax liabilities	1,429	1,429
Other long-term liabilities	408	473
Total liabilities	16,391	19,189

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,758,690 and 27,796,824 shares issued and 26,621,105 and 26,176,967 outstanding at June 30, 2010 and December 31, 2009, respectively	27	26
Additional paid-in capital	261,557	260,552
Treasury Stock, 1,137,585 and 1,619,857 shares at June 30, 2010 and December 31, 2009, respectively	(4,239)	(5,477)
Accumulated deficit	(153,842)	(151,405)
Total stockholders’ equity	103,503	103,696
Total liabilities and stockholders’ equity	$119,894	$122,885

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net (loss) income	$(2,437)	$2,147
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of cash	(125)	(822)
Depreciation and amortization	6,593	6,790
Stock-based compensation expense	2,205	2,519
Restructuring costs	54	—
Deferred income taxes	521	36
Changes in operating assets and liabilities:
Accounts receivable	1,121	565
Prepaid expenses and other assets	425	(259)
Accounts payable, accrued expenses and other liabilities	(2,326)	(1,976)
Deferred revenue	(511)	(900)
Net cash provided by operating activities	5,520	8,100

Cash flows from investing activities
Business acquisitions	—	(3,490)
Proceeds from gain on sale of discontinued operations	125	822
Change in restricted investments	(1)	—
Purchase of property and equipment	(777)	(510)
Investment in intangible assets	(1,396)	(3)
Net cash used in investing activities	(2,049)	(3,181)

Cash flows from financing activities
Stock issuance costs	(7)	(8)
Common stock repurchased	(53)	(3,534)
Payments of debt obligations	(128)	(165)
Proceeds from exercise of stock options and other	99	215
Net cash used in financing activities	(89)	(3,492)

Net increase in cash and cash equivalents	3,382	1,427
Cash and cash equivalents, beginning of period	39,427	34,127
Cash and cash equivalents, end of period	$42,809	$35,554

Supplemental cash flow information
Interest paid	$18	$13
Income taxes paid	$98	$226

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

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, and the related notes to the consolidated financial statements for the six months ended June 30, 2010 and 2009 are unaudited. These unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2010, and the Company’s results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009. There were no indicators of impairment during the quarter ended June 30, 2010.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite-lived impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009. There were no indicators of impairment during the quarter ended June 30, 2010.

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

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considers the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others. The Company initially received a partial payment of one million dollars in connection with the NetObjects Fusion sale with the remaining $3.0 million of proceeds expected to be paid over the following several years using a formula based on estimated revenue, with the entire balance expected to be paid by May 26, 2013. The remaining proceeds will be recorded as a gain in discontinued operations as cash payments are received.

During the three and six months ended June 30, 2010, the Company recorded $125 thousand of the remaining proceeds received based on the terms in the NetObjects Fusion sales agreement. During the three and six months ended June 30, 2009, the company reported a net gain from the sale of the NetObjects Fusion software business of $822 thousand.

For the three and six months ended June 30, 2010, there were no revenues generated by this discontinued business and a net loss of $9 thousand during the six months ended June 30, 2010. For the three and six months ended June 30, 2009, the revenue generated by the NetObjects Fusion software business was $162 thousand and $428 thousand and the net income was $95 thousand and $228 thousand, respectively. Operating results relating to the NetObjects Fusion software business revenue and expenses for all periods presented are reported in discontinued operations.

3. Business Combinations

On April 27, 2009, the Company acquired substantially all the assets and select liabilities of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”), with its office located  in Shavertown, Pennsylvania. Solid Cactus provides a full-range of solutions for new and existing online businesses, including website and eCommerce store design and programming, pay-per-click advertising management, search engine optimization, affiliate program and e-mail marketing management, call center and virtual office services, and Software as a Service products. The Company believes the acquisition of Solid Cactus enhances the Company’s strategic position as a comprehensive, "one-stop" resource for small businesses seeking online marketing and eCommerce solutions. Under the terms of the asset purchase agreement, the Company paid cash consideration of approximately $3.5 million. At the time of purchase, the Company anticipated potential contingent consideration of up to an additional $500 thousand to be paid in April 2012. This amount may be further reduced by the amount of any unaccrued liabilities that existed at the acquisition date that the Company later discovers. As of June 30, 2010, the Company has paid a total of $70 thousand of the contingent consideration, leaving a potential balance remaining to be paid of $430 thousand.

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

4. Earnings per Share

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2010 and 2009 (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(Loss) income from continuing operations	$(1,808)	$307	$(2,553)	$1,097
Gain from discontinued operations	125	917	116	1,050
Net (loss) income	$(1,683)	$1,224	$(2,437)	$2,147

Weighted average outstanding shares of common stock	25,457	25,130	25,433	25,365
Dilutive effect of stock options	—	1,450	—	1,190
Dilutive effect of restricted stock	—	321	—	45
Dilutive effect of warrants	—	2	—	3
Common stock and common stock equivalents	25,457	26,903	25,433	26,603

Basic earnings per share:
Income from continuing operations	$(0.07)	$0.01	$(0.10)	$0.04
Income from discontinued operations	—	0.04	—	0.04
Net (loss) income	$(0.07)	$0.05	$(0.10)	$0.08

Diluted earnings per share:
Income from continuing operations	$(0.07)	$0.01	$(0.10)	$0.04
Income from discontinued operations	—	0.04	—	0.04
Net (loss) income	$(0.07)	$0.05	$(0.10)	$0.08

For the three months ended June 30, 2010 and 2009, options to purchase approximately 7.6 million and 6.4 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, options to purchase approximately 7.6 million and 6.9 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

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

5. Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with ASC 350, “Intangibles-Goodwill and other,” goodwill is not amortized. The Company is required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company has determined that it has one reporting unit. The Company performs its annual goodwill impairment test as of December 31 each year. In analyzing goodwill for potential impairment, the Company uses projections of future discounted cash flows to determine whether the Company’s estimated fair value exceeds its carrying value. If the fair value exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the Company’s goodwill exceeded its implied value. In light of current market conditions and the volatility in the price of the Company’s common stock, management and the audit committee expect to carefully analyze all relevant factors, including the Company’s current market value, legal factors, operating performance and the business climate, to evaluate whether its indefinite-lived assets are impaired. Although the Company’s stock price has declined since its annual measurement date, the Company believes that this decline is temporary. Accordingly, the Company believes there were no indicators of impairment during the quarter ended June 30, 2010.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the periods ended (in thousands):

	June 30, 2010	December 31, 2009
Goodwill balance at beginning of period	$115,189	$111,294
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	12,895	9,000
Goodwill acquired during the period	—	3,895
Goodwill adjusted during the period	(14)	—
Goodwill balance at end of period	115,175	115,189
Accumulated impaired goodwill balance at end of period	(102,294)	(102,294)
Goodwill balance at end of period, net	$12,881	$12,895

In accordance with ASC 350-20, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. There were no indicators of impairment during the quarter ended June 30, 2010.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009	Weighted-average Amortization period
Indefinite-lived intangible assets:
Domain/Trade names	$13,880	$13,880
Definite lived intangible assets:
Non-compete agreements	3,408	3,408	9 months
Customer relationships	34,507	33,021	49 months
Developed technology	29,203	29,203	38 months
Other	100	98
Accumulated amortization	(31,836)	(26,551)
	$49,262	$53,059

The weighted-average amortization period for the amortizable intangible assets is approximately 44 months. Total amortization expense was $2.7 million for the three months ended June 30, 2010 and 2009. Total amortization expense was $5.3 million for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the amortization expense for the next five years is as follows (in thousands):

2010 (remainder of year)	$5,157
2011	9,949
2012	9,621
2013	7,533
2014	3,122
Total	$35,382

6. Restructuring Costs and Other Reserves

In connection with the acquisition of Web.com, Inc. (“Web.com”), the Company accrued, as part of its purchase price allocation, certain liabilities that represent the estimated costs of exiting Web.com facilities, relocating Web.com employees, the termination of Web.com employees and the estimated cost to settle Web.com legal matters that existed prior to the acquisition of approximately $11.6 million. As of June 30, 2010, the Company had $83 thousand of merger-related costs remaining to be paid. These plans were formulated at the time of the closing of the Web.com acquisition. These restructuring costs and other reserves are expected to be paid through July 2010.

In addition, as part of the liabilities assumed in the Web.com acquisition, the Company has assumed $2.9 million of restructuring obligations that were previously recorded by Web.com. These costs include the exit of unused office space in which Web.com had remaining lease obligations as of September 30, 2007. As of June 30, 2010, the Company had a $40 thousand liability remaining for these restructuring costs. These restructuring costs are expected to be paid through July 2010.

During the year ended December 31, 2008, the Company recorded aggregate charges of $836 thousand for restructuring, which principally comprised of contract termination costs and employee termination benefits. As of June 30, 2010, the Company had $134 thousand of restructuring costs remaining to be paid.  These costs are expected to be paid through December 2010.

During the year ended December 31, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which includes approximately $1.2 million of stock-based compensation due to the acceleration of the vesting of certain awards. In connection with the completion of the integration of the Web.com acquisition, the Company terminated certain employees and recorded related termination benefits.  As of June 30, 2010, the Company had $14 thousand of employee benefit costs remaining to be paid.  These costs are expected to be paid through February 2011.

During the six months ended June 30, 2010, the Company closed its office in Norton, Virginia and terminated personnel in Virginia and Texas. The Company recorded facility exit costs of $24 thousand and employee termination benefits of $30 thousand. As of June 30, 2010, all restructuring costs have been paid.

The tables below summarizes the activity of accrued restructuring costs and other reserves during the the six months ended June 30, 2010 (in thousands):

	Balance as of December 31, 2009	Additions	Cash Payments	Change in Estimates	Balance as of June 30, 2010
Restructuring costs	$418	$24	$(268)	$—	$174
Employee Termination Benefits	186	30	(202)	—	14
Merger related costs	460	—	(377)	—	83
Balance	$1,064	$54	$(847)	$—	$271

7. Capital Lease Obligations

The Company acquired various capital lease obligations as part of the Solid Cactus acquisition, which consisted of non-cancelable lease agreements of computers and equipment that continues through 2013. The required minimum payments on these capital leases as of June 30, 2010 are (in thousands):

2010	$103
2011	111
2012	74
2013	29
Total	317
Less interest	(24)
293
Less current portion	(160)
Total obligations under capital leases, long term	$133

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

The Company recognized income tax expense of $217 thousand and $26 thousand in the three months ended June 30, 2010 and 2009, respectively, based upon its estimated annual effective rate. The Company recognized income tax expense of $687 thousand and $43 thousand in the six months ended June 30, 2010 and 2009, respectively, based upon its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

The Company calculates its income tax liability in accordance with ASC 740. The Company is subject to audit by the Canada Revenue Agency for four years and the United States Internal Revenue Service and various states for all years since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

During the six months ended June 30, 2010, the Company accrued $39 thousand to reserve for unrecognized tax benefits and incurred $12 thousand in accrued interest associated with unrecognized tax benefits.

As of June 30, 2010 and December 31, 2009, the Company had federal net operating loss carryforwards of approximately $208.3 million and $211.0 million, respectively, which begin to expire in the year 2019. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $137.4 million of net operating loss carryforwards will be available during the carryforward period. An additional amount may be available as a result of recognized built in gains during the five-year period following the change in ownership.

9. Stock Based Compensation

Equity Incentive Plans

The 1999 Equity Incentive Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of June 30, 2010, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of June 30, 2010, options to purchase a total of 2,014,634 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,565,573 shares of common stock have been exercised and options to purchase 494,221 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of June 30, 2010, the Company had reserved 3,185,464 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of June 30, 2010, options to purchase a total of 2,411,531 shares were held by participants under the 2005 Plan, options to purchase 28,526 shares of common stock have been exercised and restrictions lapsed on 10,000 shares of common stock. The Company repurchased 3,245 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2005 Plan. In addition, options to purchase a total of 738,652 shares were available for future issuance under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors’ Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of June 30, 2010, options to purchase a total of 387,000 shares of the Company’s common stock and 21,167 of restricted shares were held by participants under the plan. As of June 30, 2010, no options have been exercised and restrictions lapsed on 68,958 shares of common stock. In addition, 507,875 shares of common stock were available for future issuance under the 2005 Directors’ Plan.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, (collectively referred to as the “Web.com Option Plans”). Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of June 30, 2010, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of June 30, 2010, options to purchase a total of 1,516,905 shares of the Company’s common stock were held by participants under the plan and options to purchase 638,710 shares of common stock have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of June 30, 2010, options to purchase a total of 1,132,399 common shares and 1,255,450 shares of restricted stock were held by participants under the 2008 Plan, options to purchase 16,710 shares of common stock have been exercised and restrictions lapsed on 283,366 shares of common stock. The Company repurchased 74,240 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2008 Plan. In addition, 386,315 shares of common stock were available for future issuances under the 2008 Plan.

In conjunction with the acquisition of substantially all of the assets and select liabilities of Solid Cactus in April 2009, the Company granted stock awards to 125 new employees from Solid Cactus under the Company’s 2009 Inducement Award Plan (the “2009 Plan”), adopted in anticipation of the acquisition. The awards consisted of options to purchase an aggregate of 146,900 shares of the Company’s common stock.  The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options vest ratably each month over four years. As of June 30, 2010, options to purchase a total of 122,503 shares of the Company’s common stock were held by participants under the 2009 Plan and options to purchase 5,361 shares of common stock have been exercised.

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

	Six months ended June 30,
	2010	2009
Risk-free interest rate	1.78-2.75%	1.36-2.95%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	60-61%	62-64%

Stock Option Activity

The following table summarizes option activity for the six months ended June 30, 2010 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2009	6,747,438	$0.50 to $185.46	$6.19

Granted	1,236,200	4.61 to 5.66	5.52
Exercised	(26,522)	0.50 to 4.48	3.73
Forfeited	(179,318)	3.55 to 10.98	6.17
Expired	(192,825)	2.00 to 185.46	9.10
Balance, June 30, 2010	7,584,973	0.50 to 128.15	6.01	5.58	$2,876
Exercisable at June 30, 2010	5,653,421	$0.50 to $128.15	$5.97	4.45	$2,875

Compensation costs related to the Company’s stock option plans were $776 thousand and $771 thousand for the three months ended June 30, 2010 and 2009, respectively. Compensation costs related to the Company’s stock option plans were $1.6 and $1.7 million for the six months ended June 30, 2010 and 2009, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of June 30, 2010, the Company had $5.2 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through April 2014.

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $41 thousand and $236 thousand, respectively. Stock options exercised during the six months ended June 30, 2010 and 2009 were issued from the Company’s outstanding treasury stock. The weighted average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 was $2.94 and $2.15, respectively.  The fair value of options vested during the six months ended June 30, 2010 and 2009 was $1.7 million and $1.6 million, respectively.

Price ranges of outstanding and exercisable options as of June 30, 2010 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50 – $2.15	1,258,746	2.87	$1.54	1,258,746	$1.54
$2.16 – $3.77	1,327,776	3.72	3.38	1,226,222	3.35
$3.78 – $6.87	1,913,817	8.68	5.32	526,184	5.15
$6.88 – $9.60	2,364,764	5.49	8.86	2,003,865	8.87
$9.61 – $16.30	706,062	5.93	10.68	624,596	10.73
$16.31 – $128.15	13,808	1.01	35.96	13,808	35.96
	7,584,973			5,653,421

Restricted Stock Activity

The following information relates to awards of restricted stock and restricted stock units that have been granted under the 2005 Directors’ Plan, the 2005 Plan, and the 2008 Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one- to four-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At June 30, 2010, there were 1,276,617 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the six months ended June 30, 2010:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2009	909,717	$5.58
Granted	455,750	5.37
Lapse of restriction	(61,850)	7.15
Forfeited	(27,000)	7.37
Restricted stock outstanding at June 30, 2010	1,276,617	$4.95

Compensation expense for the three months ended June 30, 2010 and 2009 was approximately $424 thousand and $425 thousand, respectively. Compensation expense for the six months ended June 30, 2010 and 2009 was approximately $725 thousand and $846 thousand, respectively. As of June 30, 2010 and 2009, there was approximately $3.8 and $5.1 million of total unrecognized compensation cost related to the restricted stock outstanding, respectively. Restricted stock granted during the six months ended June 30, 2010 and 2009 was issued from the Company’s outstanding treasury stock.

Stock Based Compensation Expense

The table below summarizes the stock option and restricted stock compensation expenses during the the three and six months ended June 30, 2010 (in thousands):

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Subscription (cost of revenue)	$152	$105	$284	$209
Sales and marketing	157	210	309	435
Research and development	162	124	306	249
General and administrative	729	757	1,306	1,626
	$1,200	$1,196	$2,205	$2,519

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

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of the Company and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $169 thousand plus a potential share of revenue from the sale of the email marketing solutions to end users. The total amount of fees paid to ExactTarget during the three and six months ended June 30, 2010 was $10 thousand and $81 thousand, respectively. Fees in the amount of $3 thousand were accrued as of June 30, 2010.

The Company hired Brown & Associates, an entity owned by the brother of David L. Brown, the Company’s Chief Executive Officer and director, on a contingency based fee to determine whether the Company overpaid sales tax to various entities.  The total amount of fees paid to Brown & Associates for successful refunds of sales tax, totaling $789 thousand, was $223 thousand, of which $70 thousand was paid during the six months ended June 30, 2010.

11. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases.  The Company had no outstanding borrowings as of June 30, 2010 and had approximately $1.4 million in standby letters of credit. During the quarter ended September 30, 2010, we expect our standby letters of credit to be reduced by $545 thousand.

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

12. Subsequent Events

On July 30, 2010, the Company completed the acquisition of all of the issued and outstanding partnership interests of Register.com (Cayman), LP  (“Register.com”), which was publically announced on June 17, 2010. Register.com has built a reputation as a leading provider of global domain name registration, website design and management services. Register.com offers customers quick and user-friendly domain registration and a wide array of website design and business web hosting services from do-it-yourself tools to fully customized offerings. The Company believes the acquisition of Register.com will bring highly complementary products, sales channels and operating capabilities. With over 800,000 subscribers, Register.com represents a substantial cross-and up-sell opportunity for the Company. Under the terms of the purchase agreement, the Company paid $135 million, which was financed with approximately $20 million in existing cash, proceeds from a new $95 million term loan, $15 million revolving loan, and a $5 million seller note.

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

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. With approximately 278,000 subscribers to our eWorks! XL, SmartClicks, and subscription-based services as of June 30, 2010, we believe we are one of the industry’s largest providers of affordable Web services and products enabling small businesses to have an effective online presence.

We have traditionally sold our Web services and products to customers identified through strategic relationships with established brand name companies that have a large number of small business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Shavertown, Pennsylvania; Halifax, Nova Scotia; Barrie, Ontario; and Scottsdale, Arizona. Our sales force specializes in selling to small businesses across a wide variety of industries throughout the United States.

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

Acquisition of Register.com

On July 30, 2010 we completed the acquisition of Register.com for total consideration of $135 million.  Register.com offers domain registration and a wide array of website design and web hosting services from do-it-yourself tools to fully customized offerings, targeted primarily to small to medium-sized businesses.  We believe that the acquisition of Register.com provides highly complementary products, sales channels and operating capabilities.  With over 800,000 subscribers, Register.com represents a substantial cross- and up-sell opportunity for us.  In addition, the acquisition and associated financing has changed our risk factors in the following ways:

•
The acquisition was financed with $115 million of debt.  The interest and principal payments required to service this debt will place demands on our cash flow and liquidity.  Covenants associated with our debt will restrict our ability to deploy our cash flow in other areas such as stock repurchases, future acquisitions and capital expenditures.  We believe the projected cash flow of Web.com will provide sufficient funds to service the debt.  We have allowed for certain levels of operational cash deployment which we believe will provide us with the necessary flexibility to continue our normal course of operations.

•
With the acquisition of Register.com we will have significantly more expenses denominated in foreign currency, predominantly the Canadian dollar, thereby exposing us to more foreign currency exchange risk.  We will evaluate opportunities to hedge this additional risk.

•	Our debt carries a floating interest rate based upon LIBOR which will subject us to additional interest rate risk. We intend to hedge a portion of our total debt thereby mitigating this risk.

•
We expect to record a significant amount of goodwill and intangible assets in connection with the acquisition which will result in additional amortization expense in future periods.  Furthermore, this will increase our exposure to the risk of a potential goodwill impairment charge in future periods.

•
The acquisition will require a variety of integration efforts which may distract our management’s attention from our existing business operations.  If our integration efforts fail or are delayed, we may not realize the anticipated benefits from the acquisition.

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

Average Revenue per Subscriber

Average revenue per subscriber is a metric we measure each quarter, which we define as subscription revenue divided by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period. Average revenue per subscriber is the key metric that allows management to evaluate the revenue impact of  product pricing and product sales mix trends.

The following table sets forth our key business metrics for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net subscriber additions (reductions)	(454)	1,937	3,177	1,764
Churn	2.9%	3.7%	3.0%	3.8%
Average revenue per subscriber	$28.70	$31.85	$29.10	$32.27

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

Our Web.com product line subscription revenue is primarily generated from shared hosting, managed services, eCommerce services, applications hosting and domain name registrations. Revenue is recognized as the services are provided. Hosting contracts generally are for service periods ranging from one to 24 months and typically require up-front fees. These fees, including set-up fees for hosting services, are deferred and recognized ratably over the customer’s expected service period. Deferred revenues represent the liability for advance billings to customers for services not yet provided.

For the three months ended June 30, 2010, subscription revenue accounted for approximately 97% of our total revenue as compared to 96% for the three months ended June 30, 2009. For the six months ended June 30, 2010, subscription revenue accounted for approximately 97% of our total revenue as compared to 95% for the three months ended June 30, 2009. The number of paying subscribers to our Web services and lead generation products as well as the subscription price we charge for these services drive subscription revenue. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. In the future, we expect other sources of revenue to decline as a percentage of total revenue over time.

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

Goodwill and Intangible Assets
 We review goodwill and indefinite-lived intangible assets for impairment annually (as of December 31) and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance ASC 350 Intangibles – Goodwill and Other, or ASC 350. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, or competition, sale or disposition of a significant portion of a reporting unit.

Judgments and uncertainties — The provisions of ASC 350 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We have determined that we have one reporting unit. If our fair value exceeds the carrying value of our net assets, goodwill is not impaired and we are not required to perform further testing. If the carrying value of our net assets exceeds our fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of our goodwill. If the carrying value of our goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

ASC 350 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. We test our indefinite lives intangibles annually at December 31,We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

Determining our fair value or an indefinite-lived intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include, but are not limited to, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, terminal value and estimates of capital charges. Changes in these estimates and assumptions could materially affect the determination of fair value.

Effect if actual results differ from assumptions — We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Further, we currently believe that actual results have been materially consistent with the assumptions and estimated amounts used in our annual impairment test. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material.

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

We will complete our annual impairment tests of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2010. In light of current market conditions and the volatility in the price of the our common stock, management and the audit committee expect to carefully analyze all relevant factors, including the current market value, legal factors, operating performance and the business climate, to evaluate whether our assets are impaired. There were no indicators of impairment during the quarter ended June 30, 2010.

Accounting for Purchase of Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the respective fair values. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed were allocated to goodwill. Management weighed several factors in determining the fair value of amortizable intangibles, which primarily consists of customer relationships, non-compete agreements, trade names, and developed technology, including using valuation studies as one of many tools in determining the fair value of amortizable intangibles.

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

Comparison of the Results for the Three Months Ended June 30, 2010 to the Results for the Three Months Ended June 30, 2009

Revenue

	Three months ended June 30,
	2010	2009
	(unaudited)
Revenue:
Subscription	$23,957	$25,438
Professional services	820	1,037
Total revenue	$24,777	$26,475

Total revenue for the three months ended June 30, 2010 decreased $1.7 million, or 6%, over the three months ended June 30, 2009. Total revenue during the three months ended June 30, 2010 declined primarily due to the decreases in our average revenue per subscriber as compared to the same period of the prior year, which was offset slightly by additional revenue from our recent acquisition of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”).

Subscription Revenue. Subscription revenue decreased 6% to $24.0 million in the three months ended June 30, 2010 from $25.4 million in the three months ended June 30, 2009. Subscription revenue decreased approximately $3.0 million due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by $950 thousand from an increase in the average number of customers during each period. There was also an additional $547 thousand of subscription revenue due to our recent acquisition. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products.

Net subscribers decreased by 454 customers during the three months ended June 30, 2010 as compared to an increase of 1,937 during the three months ended June 30, 2009. The average monthly turnover decreased to 2.9% during the three months ended June 30, 2010 from 3.7% during the three months ended June 30, 2009.  The average revenue per subscriber was $28.70 during the three months ended June 30, 2010 from $31.85 during the three months ended June 30, 2009. Due to the current economic conditions and lower marketing spend, gross subscriber additions were down to 25,877 in the three months ended June 30, 2010 from 35,274 in the three months ended June 30, 2009.

Professional Services Revenue. Professional services revenue decreased 21% to $820 thousand in the three months ended June 30, 2010 from $1.0 million in the three months ended June 30, 2009. Professional services revenue decreased $185 thousand and $91 thousand in eCommerce store design services and search engine optimization services, respectively, which was offset by an increase of $45 thousand in other custom design services.

Cost of Revenue

	Three months ended June 30,
	2010	2009
	(unaudited)
Cost of revenue
Subscription	$9,652	$9,413
Professional services	485	575
Total cost of revenue	$10,137	$9,988

Cost of Subscription Revenue. Cost of subscription revenue increased 3% to $9.7 million in the three months ended June 30, 2010 from $9.4 million in the three months ended June 30, 2009. During the three months ended June 30, 2010, we had incremental expenses of $255 thousand associated with the additional revenue derived from our most recent acquisition of Solid Cactus. Our gross margin on subscription revenue decreased from 63% during the three months ended June 30, 2009 to 60% during the three months ended June 30, 2010. The decrease in gross margin was principally driven by the shift in the subscription revenue mix to lower margin products. Furthermore, as we anticipate revenue growth in the future, we have chosen to maintain a certain level of capacity and not to reduce costs in proportion to the decrease in revenue.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 16% to $485 thousand in the three months ended June 30, 2010 from $575 thousand in the three months ended June 30, 2009. The decrease was primarily the result of a decrease of $108 thousand in employee compensation and benefits.

Operating Expenses

	Three months ended June 30,
	2010	2009
	(unaudited)
Operating expenses:
Sales and marketing	$5,185	$5,881
Research and development	2,225	2,086
General and administrative	5,572	4,789
Restructuring charges	(6)	—
Depreciation and amortization	3,313	3,441
Total operating expenses	$16,289	$16,197

Sales and Marketing Expenses. Sales and marketing expenses decreased 12% to $5.1 million, or 21% of total revenue, during the three months ended June 30, 2010 from $5.9 million, or 22% of total revenue, during the three months ended June 30, 2009. The decrease in sales and marketing expenses was primarily the result of a reduction in employee compensation and benefits expense of $865 thousand, which was offset by an $184 thousand increase in the advertising budget to promote our products and services.

Research and Development Expenses. Research and development expenses increased 7% to $2.2 million, or 9% of total revenue, during the three months ended June 30, 2010 from $2.1 million, or 8% of total revenue, during the three months ended June 30, 2009. The increase in research and development expense was due to $42 thousand of additional expenses associated with our recent acquisition and an increase of $119 thousand in contract labor, employee compensation and benefits, collectively.

General and Administrative Expenses. General and administrative expenses increased 16% to $5.6 million, or 22% of total revenue, during the three months ended June 30, 2010 from $4.8 million, or 18% of total revenue, during the three months ended June 30, 2009. During the three months ended June 30, 2010, we incurred $909 thousand of professional fees to assist us in performing due diligence procedures for the expected acquisition of Register.com in July 2010. In addition, we had increases of general and administrative expenses of $176 thousand associated with our recent acquisition and $128 thousand in employee compensation and benefits. Also during the three months ended June 30, 2010, we had reductions in professional fees of $252 thousand, which primarily consisted of a reduction in legal fees associated with the sale of a perpetual license during the three months ended June 30, 2009 and a reduction in subcontractor labor. In addition, the number of bad debt claims decreased during the three months ended June 30, 2010 which resulted in savings of $119 thousand.

Restructuring charges (credits). There was a credit related to restructuring charges of $6 thousand, or less than 1% of total revenue, during the three months ended June 30, 2010. We were able to negotiate more favorable terms than anticipated to terminate the lease in Norton, Virginia.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 4% to $3.3 million, or 13% of total revenue, during the three months ended June 30, 2010 from $3.4 million, or 13% of total revenue, during the three months ended June 30, 2009. Amortization and depreciation expenses are predominantly a result of tangible and intangible assets purchased and acquired. The slight decrease in expense is due to certain intangible assets becoming fully amortized.

Net Interest Income. Net interest income increased 35% to $58 thousand, or less than 1% of total revenue, during the three months ended June 30, 2010 from $43 thousand, or less than 1% of total revenue, during the three months ended June 30, 2009.

Income tax expense. We recorded income tax expense of $217 thousand and $26 thousand in the three months ended June 30, 2010 and 2009, respectively, based upon our estimated annual effective tax rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options and awards.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the three months ended June 30, 2010, we recorded a net gain of $125 thousand in proceeds received based on the terms in the NetObjects Fusion sales agreement. For the three months ended June 30, 2009, the revenue generated by the NetObjects Fusion software was $162 thousand and the net income was $95 thousand.  There were no such revenues generated in the three months ended June 30, 2010.

Comparison of the Results for the Six Months Ended June 30, 2010 to the Results for the Six Months Ended June 30, 2009

Revenue

	Six months ended June 30,
	2010	2009
	(unaudited)
Revenue:
Subscription	$48,438	$51,456
Professional services	1,468	1,590
Other	—	1,000
Total revenue	$49,906	$54,046

Total revenue for the six months ended June 30, 2010 decreased $4.1 million, or 8%, over the six months ended June 30, 2009. Total revenue during the six months ended June 30, 2010 declined primarily due to the decreases in our average revenue per subscriber and sale of a perpetual license in 2009, which was offset slightly by additional revenue from our recent acquisition and increase in our average customers.

Subscription Revenue. Subscription revenue decreased 6% to $48.4 million in the six months ended June 30, 2010 from $51.5 million in the six months ended June 30, 2009. Subscription revenue decreased approximately $6.7 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by approximately $1.8 million from the increase in our number of average customers. There was also an additional $1.8 million of subscription revenue from our recent acquisition. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products.

Net subscribers increased by 3,177 customers during the six months ended June 30, 2010 as compared to an increase of 1,764 during the six months ended June 30, 2009. The average monthly turnover decreased to 3.0% during the six months ended June 30, 2010 from 3.8% during the six months ended June 30, 2009.  The average revenue per subscriber was $29.10 during the six months ended June 30, 2010 from $32.27 during the six months ended June 30, 2009. Due to the current economic conditions and lower marketing spend, gross subscriber additions were down to 58,319 in the six months ended June 30, 2010 from 70,421 in the six months ended June 30, 2009.

Professional Services Revenue. Professional services revenue decreased 8% to $1.5 million in the six months ended June 30, 2010 from $1.6 million in the six months ended June 30, 2009. Professional services revenue increased $258 thousand due to the additional service offerings of eCommerce store design that associated with our recent acquisition, which was offset by a decrease of $218 thousand and $171 thousand in search engine optimization services and custom design services, respectively.

Other Revenue. Other revenue totaled $1.0 million in the six months ended June 30, 2009. This revenue was earned by the sale of a perpetual license for the use of our patents. The Company did not have other revenue during the six months ended June 30, 2010.

Cost of Revenue

	Six months ended June 30,
	2010	2009
	(unaudited)
Cost of revenue
Subscription	$19,686	$18,721
Professional services	963	876
Total cost of revenue	$20,649	$19,597

Cost of Subscription Revenue. Cost of subscription revenue increased 5% to $19.7 million in the six months ended June 30, 2010 from $18.7 million in the six months ended June 30, 2009. During the six months ended June 30, 2010, we had incremental costs of $1.1 million associated with the additional revenue derived from our most recent acquisition. This was slightly offset by a reduction of costs totaling approximately $177 thousand driven by the decline of our subscription revenue. Our gross margin on subscription revenue decreased from 64% during the six months ended June 30, 2009 to 59% during the six months ended June 30, 2010. The decrease in gross margin was principally driven by the shift in the subscription revenue mix to lower margin products. Furthermore, as we anticipate revenue growth in the future, we have chosen to maintain a certain level of capacity and not to reduce costs in proportion to the decrease in revenue.

Cost of Professional Services Revenue. Cost of professional services revenue increased 10% to $963 thousand in the six months ended June 30, 2010 from $876 thousand in the six months ended June 30, 2009. The increase was primarily the result of the additional costs of approximately $341 thousand related to eCommerce store design revenue, which was offset by a decrease of $234 thousand in employee compensation and benefits.

Operating Expenses

	Six months ended June 30,
	2010	2009
	(unaudited)
Operating expenses:
Sales and marketing	$10,731	$11,645
Research and development	4,496	4,128
General and administrative	9,347	10,851
Restructuring charges	54	—
Depreciation and amortization	6,593	6,790
Total operating expenses	$31,221	$33,414

Sales and Marketing Expenses. Sales and marketing expenses decreased 8% to $10.7 million, or 22% of total revenue, during the six months ended June 30, 2010 from $11.6 million, or 22% of total revenue, during the six months ended June 30, 2009. The decrease in sales and marketing expenses was primarily the result of a reduction in employee compensation and benefits expense of $1.3 million, which was offset by a $568 thousand increase in the advertising budget to promote our products and services.

Research and Development Expenses. Research and development expenses increased 9% to $4.5 million, or 9% of total revenue, during the six months ended June 30, 2010 from $4.1 million, or 8% of total revenue, during the six months ended June 30, 2009. The increase in research and development expense was due to $134 thousand of additional expenses associated with our recent acquisition and increases of $255 thousand in contract labor, employee compensation and benefits, collectively.

General and Administrative Expenses. General and administrative expenses decreased 14% to $9.3 million, or 19% of total revenue, during the six months ended June 30, 2010 from $10.9 million, or 20% of total revenue, during the six months ended June 30, 2009. During the six months ended June 30, 2010, we incurred $909 thousand of professional fees to assist us in performing due diligence procedures for the expected acquisition of Register.com in July 2010 and we had an increase in general and administrative expenses of $547 thousand associated with our recent acquisition. In addition, we had reductions in employee compensation and legal expenses of $1.2 million and $1.2 million, respectively. The reduction in legal fees was primarily associated with the sale of a perpetual license during the six months ended June 30, 2009. General and administrative expenses were reduced by reserve adjustments of $163 thousand that the Company determined are no longer probable due to the expiration of the respective statute of limitations in the likely jurisdictions. In addition, the number of bad debt claims decreased during the six months ended June 30, 2010 which resulted in savings of $177 thousand.

Restructuring charges. Restructuring charges increased to $54 thousand, or less than 1% of total revenue, during the six months ended June 30, 2010. During the six months ended June 30, 2010, we closed our office in Norton, Virginia and terminated employees in Virginia and Texas. We recorded facility exit costs of $24 thousand and employee termination benefits of $30 thousand due to this restructuring.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased 3% to $6.6 million, or 13% of total revenue, during the six months ended June 30, 2010 from $6.8 million, or 13% of total revenue, during the six months ended June 30, 2009. Amortization and depreciation expenses are predominantly a result of tangible and intangible assets purchased and acquired. The slight decrease in expense is due to certain intangible assets becoming fully amortized.

Net Interest Income. Net interest income decreased 7% to $98 thousand, or less than 1% of total revenue, during the six months ended June 30, 2010 from $105 thousand, or less than 1% of total revenue, during the six months ended June 30, 2009.

Income tax expense. We recorded income tax expense of $687 thousand and $43 thousand in the six months ended June 30, 2010 and 2009, respectively, based upon our estimated annual effective tax rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options and awards.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the six months ended June 30, 2010, we recorded a net gain of $125 thousand in proceeds received based on the terms in the NetObjects Fusion sales agreement. For the six months ended June 30, 2009, the revenue generated by the NetObjects Fusion software was $428 thousand and the net income was $228 thousand. There were no such revenues generated in the six months ended June 30, 2010 and a net loss of $9 thousand.

Liquidity and Capital Resources

As of June 30, 2010, we had $42.8 million of unrestricted cash and cash equivalents and $36.3 million in working capital, as compared to $39.4 million of cash and cash equivalents and $32.2 million in working capital as of December 31, 2009.

Net cash provided by operations for the six months ended June 30, 2010 was $5.5 million as compared to the net cash provided by operations of $8.1 million for the six months ended June 30, 2009. The decrease of net cash provided by operations over the prior year was primarily the result of the decrease in net income from continuing operations of $3.6 million and offset by reductions in account receivable and prepaid expense balances. In addition, we paid $305 thousand for professional services to assist us in performing due diligence procedures for the expected acquisition of Register.com in July 2010.

Net cash used in investing activities in the six months ended June 30, 2010 was $2.0 million as compared to $3.2 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, we acquired approximately 5,700 customers at a cost of $1.5 million, which included a $91 thousand liability for future service to be provided to the acquired customers. In addition, we invested $777 thousand in property and equipment and received proceeds of $125 thousand based on the terms in the NetObjects Fusion sales agreement. During the six months ended June 30, 2009, we acquired substantially all the assets and select liabilities of Solid Cactus for approximately $3.3 million.  Additionally, we sold our NetObjects Fusion software business and recorded net proceeds of $822 thousand in connection with the initial payment. We also invested approximately $513 thousand in property and equipment and intangible assets.

Net cash used in financing activities in the six months ended June 30, 2010 was $89 thousand as compared to $3.5 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, we received proceeds from the exercise of stock options of $99 thousand, paid $128 thousand to satisfy debt obligations, and purchased 11,134 shares of common stock for $53 thousand for required tax withholding upon the vesting of restricted shares. These shares were not repurchased under the repurchase plan dated September 4, 2008. During the six months ended June 30, 2009, we repurchased approximately one million shares of our common stock for $3.5 million and paid $165 thousand for debt obligations we assumed as part of the Solid Cactus acquisition. In addition, we received proceeds from the exercise of stock options totaling $215 thousand.

We have been authorized to repurchase up to $20 million of our outstanding common shares through March 3, 2011. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  As of June 30, 2010, the remaining maximum dollar value that may yet be purchased under the plan is $7.8 million. We may repurchase common shares throughout the plan period which may affect our liquidity.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor non-GAAP financial measures because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Relative to each of the non-GAAP financial measures, we further set forth our rationale as follows:

Non-GAAP Operating Income.  We exclude from non-GAAP operating income amortization of intangibles, fair value adjustment to deferred revenue, restructuring charges, corporate development expenses and stock-based compensation charges.  We believe that excluding these items assist investors in evaluating period-over-period changes in our operating income without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Diluted Share.  We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax expense, fair value adjustment to deferred revenue, restructuring charges, corporate development expenses and stock-based compensation, and include cash income tax expense, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, stock-based compensation, corporate development expenses, and restructuring charges, because we believe that excluding such items helps management and investors better understand operating activities.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Reconciliation of GAAP net (loss) income to non-GAAP net income

GAAP net (loss) income	$(1,683)	$1,224	$(2,437)	$2,147
Amortization of intangibles	2,664	2,687	5,283	5,301
Stock based compensation	1,200	1,196	2,205	2,519
Income tax expense	217	26	687	43
Restructuring charges	(6)	—	54	—
Corporate development	909	—	909	—
Cash income tax expense	(44)	(91)	(109)	(183)
Fair value adjustment to deferred revenue	5	17	16	50
Non-GAAP net income	3,262	5,059	6,608	9,877

Reconciliation of GAAP basic net (loss) income per share to non-GAAP basic net income per share

Basic GAAP net (loss) income per share	$(0.07)	$0.05	$(0.10)	$0.08
Amortization of intangibles per share	0.10	0.11	0.20	0.21
Stock based compensation per share	0.05	0.04	0.09	0.11
Income tax expense per share	0.01	—	0.03	—
Restructuring charges per share	—	—	—	—
Corporate development per share	0.04	—	0.04	—
Cash income tax expense per share	—	—	—	(0.01)
Fair value adjustment to deferred revenue per share	—	—	—	—
Basic Non-GAAP net income per share	$0.13	$0.20	$0.26	$0.39

Reconciliation of GAAP diluted net (loss) income per share to non-GAAP basic net income per share

Fully diluted shares:
Common stock	25,457	25,130	25,433	25,365
Diluted stock options	1,091	1,450	1,259	1,190
Diluted restricted stock	258	321	316	45
Warrants	—	2	—	3
Total	26,806	26,903	27,008	26,603

Diluted GAAP net (loss) income per share	$(0.07)	$0.05	$(0.10)	$0.08
Amortization of intangibles per share	0.10	0.10	0.20	0.20
Stock based compensation per share	0.04	0.04	0.08	0.10
Income tax expense per share	0.01	—	0.03	(0.01)
Restructuring charges per share	—	—	—	—
Corporate development per share	0.04	—	0.03	—
Cash income tax expense per share	—	—	—	—
Fair value adjustment to deferred revenue per share	—	—	—	—
Diluted Non-GAAP net income per share	$0.12	$0.19	$0.24	$0.37

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands except per share data)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Reconciliation of GAAP operating (loss) income to non-GAAP operating income

GAAP operating (loss) income	$(1,649)	$290	$(1,964)	$1,035
Amortization of intangibles	2,664	2,687	5,283	5,301
Stock based compensation	1,200	1,196	2,205	2,519
Restructuring charges	(6)	—	54	—
Corporate development	909	—	909	—
Fair value adjustment to deferred revenue	5	17	16	50
Non-GAAP operating income	$3,123	$4,190	$6,503	$8,905

Reconciliation of GAAP operating margin to non-GAAP operating margin

GAAP operating margin	-7%	1%	-4%	2%
Amortization of intangibles	11%	10%	11%	10%
Stock based compensation	5%	5%	4%	4%
Restructuring charges	0%	0%	0%	0%
Corporate development	4%	0%	2%	0%
Fair value adjustment to deferred revenue	0%	0%	0%	0%
Non-GAAP operating margin	13%	16%	13%	16%

Reconciliation of GAAP operating (loss) income to adjusted EBITDA

GAAP operating (loss) income	$(1,649)	$290	$(1,964)	$1,035
Depreciation and amortization	3,313	3,441	6,593	6,790
Stock based compensation	1,200	1,196	2,205	2,519
Restructuring charges	(6)	—	54	—
Corporate development	909	—	909	—
Adjusted EBITDA	$3,767	$4,927	$7,797	$10,344

Off-Balance Sheet Arrangements

As of June 30, 2010 and June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs involved in the expansion of our customer base;

•	the costs associated with the principal and interest payments of future debt service;

•	the costs involved with investment in our servers, storage and network capacity;

•	the costs associated with the expansion of our domestic and international activities;

•	the costs associated with the repurchase of our common stock;

•	the costs involved with our research and development activities to upgrade and expand our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar. The majority of our subscription agreements are denominated in U.S. dollars. The majority of our expenses are denominated in U.S. dollars; however, with the acquisition of Register.com, we will have more significant expenses denominated in the Canadian dollar. To date, we have not entered into any hedging contracts since exchange rate fluctuations have had little impact on our operating results and cash flows. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $42.8 million and $39.4 million at June 30, 2010 and December 31, 2009, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore; we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As a result of the acquisition of Register.com, we have entered into debt financing arrangements totaling $115 million. During the next quarter, we expect to enter into debt financing arrangements using a floating interest rate based on LIBOR plus 4.5%. We have an exposure to market risk for changes in interest rates related to these borrowings. In the future, we expect to evaluate the use of interest rate hedging to mitigate the risk of fluctuating interest rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2010  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. Most recently, we completed the acquisition of Register.com in July 2010, our largest acquisition to date. Integrating Register.com, or any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate these current acquisitions, or any future acquisitions could seriously harm our business.

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

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

In July 2010, we secured debt financing totaling $110 million, all of the proceeds of which were used to complete the acquisition of Register.com. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Most of our Web services are sold on a month-to-month basis, and if our customers are unable or choose not to subscribe to our Web services, our revenue may decrease.

Typically, our Web service offerings are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions to our Web services at any time with little or no penalty.

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2009 and 2008, 39% and 46%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the six months ended June 30, 2010 and 2009, 9% and 22%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

Although we generated net income for the years ended December 31, 2005, 2006, and 2007 and 2009, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods.  As of June 30, 2010, we had an accumulated deficit of approximately $153.8 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 10% of our new customers in the year ended December 31, 2009 and approximately 19% of our new customers in the six months ended June 30, 2010, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, as a result of the acquisition of Register.com, we have entered into debt arrangements for a total of $115 million. Financial market disruption and general economic conditions in which the credit markets are severely constrained and the depressed equity markets may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On September 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months. On March 3, 2010, the Board of Directors extended the repurchase program for an additional twelve months. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  The Company may terminate the repurchase program at any time without notice. During the quarter ended June 30, 2010, the Company did not repurchase any shares.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document
2.2
Purchase Agreement, among the Company, Register.com GP (Cayman) Ltd., each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010 (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request).

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

Web.com Group, Inc.
(Registrant)

August 4, 2010	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.2
Purchase Agreement, among the Company, Register.com GP (Cayman) Ltd., each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010 (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request).

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