Form 10-Q
period 2010-09-30
WEB.COM GROUP, INC.
filed 2010-11-05
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Common Stock, par value $0.001 per share, outstanding as of October 29, 2010: 26,881,248

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenue:
Subscription	$32,060	$25,209	$80,498	$76,665
Professional services	674	892	2,142	2,482
Other	—	—	—	1,000
Total revenue	32,734	26,101	82,640	80,147
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	14,436	9,523	34,122	28,244
Professional services	519	629	1,482	1,504
Total cost of revenue	14,955	10,152	35,604	29,748
Gross profit	17,779	15,949	47,036	50,399
Operating expenses:
Sales and marketing	8,274	5,980	19,005	17,625
Research and development	3,031	2,174	7,527	6,302
General and administrative	8,124	4,097	17,472	14,959
Restructuring charges	1,802	1,932	1,856	1,921
Depreciation and amortization	4,698	3,373	11,290	10,163
Total operating expenses	25,929	17,556	57,150	50,970
Loss from operations	(8,150)	(1,607)	(10,114)	(571)
Interest (expense) income, net	(1,046)	39	(948)	143
Loss before income taxes from continuing operations	(9,196)	(1,568)	(11,062)	(428)
Income tax benefit (expense)	21,212	(27)	20,525	(70)
Net income (loss) from continuing operations	12,016	(1,595)	9,463	(498)
Discontinued operations
Income (loss) from discontinued operations, net of tax	—	5	(9)	232
(Loss) gain on sale of discontinued operations, net of tax	—	(1)	125	821
Income from discontinued operations, net of tax	—	4	116	1,053
Net income (loss)	$12,016	$(1,591)	$9,579	$555

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)
(continued)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic earnings per share:
Income (loss) from continuing operations attributable per common share	$0.47	$(0.06)	$0.38	$(0.02)
Income from discontinuing operations attributable per common share	—	—	—	0.04
Net income (loss) per common share	$0.47	$(0.06)	$0.38	$0.02
Diluted earnings per share:
Income (loss) from continuing operations attributable per common share	$0.45	$(0.06)	$0.36	$(0.02)
Income from discontinuing operations attributable per common share	—	—	—	0.04
Net income (loss) per common share	$0.45	$(0.06)	$0.36	$0.02

Basic weighted average common shares outstanding	25,481	25,189	25,449	25,305
Diluted weighted average common shares outstanding	26,839	25,189	26,961	25,305

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$17,824	$39,427
Restricted investments	300	545
Accounts receivable, net of allowance of $294 and $428, respectively	8,268	4,561
Prepaid expenses	2,646	2,315
Deferred taxes	-	1,482
Prepaid registry fees	15,185	-
Deferred financing fees and other current assets	1,192	95
Total current assets	45,415	48,425
Restricted investments	2,210	927
Property and equipment, net	10,497	7,388
Prepaid registry fees, non current	12,739	-
Goodwill	128,156	12,895
Intangible assets, net	110,781	53,059
Other assets	4,043	191
Total assets	$313,841	$122,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,498	$1,306
Accrued expenses	13,524	6,931
Accrued restructuring costs	3,192	1,064
Deferred revenue	33,512	6,172
Current portion of debt and capital lease obligations	9,025	223
Other liabilities	2,250	558
Total current liabilities	64,001	16,254
Accrued rent expense	833	676
Deferred revenue	23,357	159
Long-term debt and capital lease obligations	100,215	198
Deferred tax liabilities	7,461	1,429
Other long-term liabilities	1,236	473
Total liabilities	197,103	19,189

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,758,690 and 27,796,824 shares issued and 26,793,212 and 26,176,967 outstanding at September 30, 2010 and December 31, 2009, respectively	27	26
Additional paid-in capital	262,285	260,552
Treasury Stock, 965,478 and 1,619,857 shares at September 30, 2010 and December 31, 2009 respectively	(3,637)	(5,477)
Accumulated other comprehensive loss	(111)	-
Accumulated deficit	(141,826)	(151,405)
Total stockholders’ equity	116,738	103,696
Total liabilities and stockholders’ equity	$318,841	$122,885

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$9,579	$555
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(125)	(821)
Depreciation and amortization	11,290	10,163
Stock-based compensation expense	3,393	3,663
Deferred income taxes	(21,176)	36
Other non cash expenses	179	5
Changes in operating assets and liabilities:
Accounts receivable	(511)	912
Prepaid expenses and other assets	473	131
Restricted cash	546	(6)
Accounts payable, accrued expenses and restructuring costs and other liabilities	78	(1,528)
Deferred revenue	5,214	(1,507)
Net cash provided by operating activities	8,940	11,603

Cash flows from investing activities
Business acquisitions, net of cash received	(127,053)	(3,490)
Proceeds from gain on sale of discontinued operations	125	821
Purchase of property and equipment	(1,056)	(867)
Investment in intangible assets	(1,396)	(4)
Net cash used in investing activities	(129,380)	(3,540)

Cash flows from financing activities
Stock issuance costs	(11)	(14)
Common stock repurchased	(53)	(5,637)
Issuance of debt obligation	110,000	-
Payments of debt obligations	(6,181)	(397)
Deferred financing fees	(5,162)	-
Proceeds from exercise of stock options and other	244	1,173

Net cash provided by (used in) financing activities	98,837	(4,875)

Net (decrease) increase in cash and cash equivalents	(21,603)	3,188
Cash and cash equivalents, beginning of period	39,427	34,127
Cash and cash equivalents, end of period	$17,824	$37,315

Supplemental cash flow information
Interest paid	$926	$35
Income taxes paid	$133	$318

Non-cash investing activities
Acquisition-related note payable	$5,000	$-

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. is a leading provider of online marketing for small businesses. On July 30, 2010, the Company completed its acquisition of Register.com (Cayman) LP; a Cayman limited partnership and all its affiliates (Register.com LP), a provider of global domain name registration and complementary website design and management services. Collectively, Web.com Group Inc. and Register.com LP (referred to as “the Company” or “Web.com Group, Inc.” herein) meet the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including website design, domain name registration, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services.

The Company has reviewed the criteria of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280-10, Segment Reporting and has determined that the Company is comprised of only one reportable segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, and the related notes to the consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. These unaudited consolidated financial statements include the operations, cash flows and assets and liabilities of Register.com LP beginning on July 30, 2010. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2010, and the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Goodwill and Other Intangible Assets

In accordance with Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009. There were no indicators of impairment during the quarter ended September 30, 2010.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite-lived impairment test during the fourth quarter of 2009 and determined that there were no indicators of impairment during the year ended December 31, 2009. There were no indicators of impairment during the quarter ended September 30, 2010.

Definite-lived intangible assets are amortized over their useful lives, which range between fourteen months and sixteen years.

Financial Instruments

The Company financed the acquisition of Register.com LP with a $95 million term loan and a $15 million revolving credit facility. In connection with the business combination, the Company acquired an outbound marketing and customer support call center located in Nova Scotia, Canada. As a result, the Company has increased exposure to various market risks, including changes in interest rates from debt and foreign exchange rates due to the operating costs incurred in Canadian dollars. The Company’s objective is to partially mitigate the economic impact of these market risks by entering into certain derivative contracts. The Company does not enter into financial instruments for trading or speculative purposes.

Prepaid Registry Fees

Prepaid registry fees represent advance payments to registries for domain name registrations. Prepaid registry fees are amortized to cost of sales over the same period that the deferred revenue is recognized for the related domain name registration.

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with ASC 605 Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Thus, we recognize subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual, annual or on a multi year basis, at the customer’s option. For all of our customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue on a daily basis over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

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

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considers the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others. The Company initially received a partial payment of $1.0 million in connection with the NetObjects Fusion sale with the remaining $3.0 million of proceeds expected to be paid over the following several years using a formula based on estimated revenue, with the entire balance scheduled to be paid by May 26, 2013. The remaining proceeds will be recorded as a gain from the sale of discontinued operations as cash payments are received.

During the three and nine months ended September 30, 2010, the Company received $0 and $125 thousand, respectively, of the remaining proceeds based on the terms in the NetObjects Fusion sales agreement and recorded a gain on sale of discontinued operations. During the three and nine months ended September 30, 2009, the Company reported a net gain from the sale of the NetObjects Fusion software business of $0 and $821 thousand.

No income or loss was recorded for discontinued operations during the three months ended September 30, 2010. The Company recorded a net loss of $9 thousand during the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, the income from discontinued operations was $5 thousand and $232 thousand, respectively.

3. Business Combinations

Acquisition of Register.com LP

On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP, a provider of global domain name registration and complementary website design and management services. The Company believes that the acquisition further enhances the Company’s position as a leading provider of online marketing and web services to small businesses.  In addition to bringing approximately 780,000 subscribers, which represents a substantial cross-and up-sell opportunity, Register.com LP brings highly complementary products, sales channels and operating capabilities. Consideration for the interests in Register.com LP was approximately $135 million financed with a $95 million term loan, a $15 million revolving credit facility, approximately $20 million in cash and a $5 million seller note. In connection with the acquisition, the Company incurred approximately $2.1 million and $3.0 million during the three and nine months ended September 30, 2010, respectively, of acquisition related expenses that have been recorded in General and administrative expense line in the Consolidated Statements of Operations. These costs primarily include investment banking, legal and other professional services.

The Company has accounted for the acquisition of Register.com LP using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the difference of the total purchase price less the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated fair value of certain intangible assets. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill is not expected to be deductible for tax purposes.

Purchase Price Allocation
The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on July 30, 2010 (in thousands):

Tangible current assets	$17,951
Tangible non-current assets	4,375
Prepaid registry fees	27,518
Developed technology	28,720
Customer relationships	20,570
Domain/trade names	15,890
Goodwill	115,275
Current liabilities	(15,435)
Deferred revenue	(45,243)
Deferred tax liability	(28,758)
Note payable to seller	(5,000)
Non-current liabilities	(863)
Net assets acquired	$135,000

The developed technology and the customer relationships intangible assets will be amortized over a weighted average period of 96 months and 116 months, respectively. The domain/trade names have indefinite lives and are not amortized.

Register.com LP
Register.com LP contributed approximately $8.4 million in revenues during the three and nine months ended September 30, 2010. Register.com LP has been incorporated with the existing Web.com Group Inc. operations subsequent to the transaction closing. As such, the determination of operating income and net income of Register.com LP is not readily available nor would it be indicative of the standalone entity if presented.

Pro Forma Financial Information
The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred on January 1, 2009. The Company has made adjustments to the historical Web.com Group, Inc. and Register.com, LP financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The following summarizes unaudited pro forma total revenues, operating income (loss) and net income (loss) for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total Revenues	$37,827	$41,030	$117,381	$125,727
Operating Loss	$(8,372)	$(4,890)	$(15,659)	$(10,617)
Net Income (Loss)	$7,345	$(3,744)	$1,600	$(10,421)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income (loss) per share	$0.29	$(0.15)	$0.06	$(0.41)
Diluted earnings per share:
Net income (loss) per share	$0.27	$(0.15)	$0.06	$(0.41)
Basic weighted average common shares outstanding	25,481	25,189	25,449	25,305
Diluted weighted average common shares outstanding	26,839	25,189	26,961	25,305

Acquisition of Solid Cactus

On April 27, 2009, the Company acquired substantially all the assets and select liabilities of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”), with its office located in Shavertown, Pennsylvania. Solid Cactus provides a full-range of solutions for new and existing online businesses, including website and eCommerce store design and programming, pay-per-click advertising management, search engine optimization, affiliate program and e-mail marketing management, call center and virtual office services, and Software as a Service products. The Company paid cash consideration of approximately $3.5 million. At the time of purchase, the Company anticipated potential contingent consideration of up to an additional $500 thousand to be paid in April 2012. As of September 30, 2010, the Company has paid a total of $70 thousand of the contingent consideration, leaving a potential balance remaining to be paid of $430 thousand.

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

The intangible assets are being amortized over a three to four year period, except for domain names which have an indefinite life.  The goodwill represents business benefits the Company anticipates realizing in future periods and is expected to be deductible for tax purposes.

4. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$12,016	$(1,595)	$9,463	$(498)
Gain from discontinued operations	—	4	116	1,053
Net income (loss)	$12,016	$(1,591)	$9,579	$555

Weighted average outstanding shares of common stock	25,481	25,189	25,449	25,305
Dilutive effect of stock options	1,059	—	1,195	—
Dilutive effect of restricted shares	299	—	317	—
Common stock and common stock equivalents	26,839	25,189	26,961	25,305

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Income (loss) from continuing operations	$0.47	$(0.06)	$0.38	$(0.02)
Income from discontinued operations	—	—	—	0.04
Net income (loss)	$0.47	$(0.06)	$0.38	$0.02

Diluted earnings per share:
Income (loss) from continuing operations	$0.45	$(0.06)	$0.36	$(0.02)
Income from discontinued operations	—	—	—	0.04
Net income (loss)	$0.45	$(0.06)	$0.36	$0.02

For the three months ended September 30, 2010 and 2009, options to purchase approximately 5.1 million and 6.0 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, options to purchase approximately 5.0 million and 6.4 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

On September 4, 2008, the Company announced that our Board of Directors authorized the repurchase of up to $20 million of its outstanding common shares over the next eighteen months. On March 3, 2010, the Board of Directors extended the repurchase program for an additional twelve months. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws, limitations under our term loan and credit facility and other factors.  The Company may terminate the repurchase program at any time without notice. There were no repurchases of common shares under this plan during the three and nine months ended September 30, 2010.

5. Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with ASC 350, Intangibles-Goodwill and other, goodwill is not amortized. The Company is required to test goodwill for impairment at the reporting unit level on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company has determined that it has one reporting unit. The Company performs its annual goodwill impairment test as of December 31 each year. In analyzing goodwill for potential impairment, the Company uses projections of future discounted cash flows to determine whether the Company’s estimated fair value exceeds its carrying value. If the fair value exceeds its carrying value, then no further testing is required. However, if a reporting unit's fair value were to be less than its carrying value, the Company would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the Company’s goodwill exceeded its implied value. The Company believes there were no indicators of impairment during the quarter ended September 30, 2010.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the periods ended (in thousands):

	September 30, 2010	December 31, 2009
Goodwill balance at beginning of period	$115,189	$111,294
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	12,895	9,000
Goodwill acquired during the period	115,275	3,895
Goodwill adjusted during the period	(14)	—
Goodwill balance at end of period, net	$128,156	$12,895

In accordance with ASC 350-20, the Company reviews goodwill balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009	Weighted-average Amortization period
Indefinite-lived intangible assets:
Domain/Trade names	$29,770	$13,880
Definite lived intangible assets:
Non-compete agreements	3,408	3,408	15 months
Customer relationships	55,077	33,021	81 months
Developed technology	57,923	29,203	74 months
Other	100	98
Accumulated amortization	(35,497)	(26,551)
	$110,781	$53,059

The weighted-average amortization period for the amortizable intangible assets is approximately 78 months. Total amortization expense was $3.7 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively. Total amortization expense was $8.9 million and $7.9 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the amortization expense for the next five years is as follows (in thousands):

2010	$3,939
2011	15,734
2012	15,407
2013	13,319
2014	8,908
Thereafter	23,704
Total	$81,011

6. Restructuring Costs and Other Reserves

The Company has incurred approximately $3.7 million in restructuring costs during the nine months ended September 30, 2010 primarily related to the Register.com LP acquisition. The majority of the costs are for relocating and terminating Register.com LP employees. Approximately $1.8 million of the total restructuring costs qualified as existing Register.com LP severance related liabilities that were included in the purchase price allocation as required by ASC 805. The remaining $1.9 million was recorded as a period expense in Restructuring charges in the Consolidated Statements of Operations for the three and nine months ended September 30, 2010. During the nine months ended September 30, 2010, approximately $1.5 million of the total restructuring charges have been paid with the remaining $3.2 million expected to be settled by June 2011.

The table below summarizes the activity of total accrued restructuring costs and other reserves during the nine months ended September 30, 2010 (in thousands):

	Balance as of December 31, 2009	Additions	Cash Payments	Change in Estimates	Balance as of September 30, 2010
Restructuring costs	$418	$325	$(338)	$—	$405
Employee Termination Benefits	186	30	(210)	—	6
Acquisition related costs	460	3,295	(974)	—	2,781
Balance	$1,064	$3,650	$(1,522)	$—	$3,192

7. Financial Instruments

The Company is exposed to various market risks, including changes in interest rates and foreign exchange rates. In order to partially mitigate the economic impact of these risks, derivative contracts are used as described below. The Company does not enter into such financial instruments for trading or speculative purposes. See related fair value disclosures in Footnote 9, Fair Value.

Foreign Currency Contracts

As a result of the Register.com LP acquisition on July 30, 2010, the Company acquired forward currency contracts that provide for the purchase of Canadian Dollars (CAD) at fixed strike prices. The Company has not elected to apply hedge accounting on these forward currency contracts and records unrealized gains and losses directly to the Consolidated Statements of Operations. The total notional amount for these contracts at September 30, 2010 is approximately $1.4 million CAD maturing monthly through December 2010. The fair market value of the contract at the acquisition date resulted in an asset of $83 thousand that was included in the purchase accounting.

Interest Rate Swap Agreements

During August 2010, the Company entered into an interest rate swap on $55 million of its variable rate term loans. The swap converts interest payments from the variable rate 1 month LIBOR plus 4.5 percent rate to a fixed rate of 0.0074 percent plus 4.5 percent rate and qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging. The interest rate swap matures on July 30, 2013.

The following presents the location of all assets and liabilities associated with the Company’s derivative instruments within the consolidated balance sheets:

Fair Value at:
Derivatives not designated as hedging instruments:	Balance sheet location	September 30, 2010
Foreign currency forward contracts	Other current assets	$58 thousand

Fair Value at
Derivatives designated as hedging instruments:	Balance sheet location	September 30, 2010
Interest rate swap	Other long-term liabilities	$(178) thousand

The following presents the losses recorded from the derivative instruments and the location within the consolidated statement of operations and consolidated balance sheet:
For the three and
nine months ended
Derivatives not designated as hedging instruments:	Income statement loss	September 30, 2010
Foreign currency forward contracts	General and administrative	$(6) thousand

As of
Derivatives not designated as hedging instruments:	Balance sheet	September 30, 2010
Foreign currency forward contracts	Accumulated other comprehensive loss	$(111) thousand

8. Long-term debt and capital lease obligations

Long-term debt
On July 30, 2010, the Company entered into a Credit Facility Agreement (“Credit Agreement”) with the Royal Bank of Canada and issued a $95 million five year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. During September 2010, the Company made a principal prepayment of $6 million which has been allocated ratably to future principal payment obligations as required by the Credit Agreement.

In conjunction with the term loan and revolving credit facility, the Company incurred approximately $5.2 million of financing related fees that have been recorded as an asset that will be amortized to interest expense over the life of the related long-term debt using a method that approximates the interest method. As of September 30, 2010, the Company has approximately $5.0 million of unamortized financing fees remaining.

On July 30, 2010, the Company issued a $5 million note payable to the sellers of Register.com LP. The note payable bears interest at a rate of 5 percent with interest payments made on a quarterly basis and matures on July 30, 2015.

As of September 30, 2010, total principal payments due for all long-term debt during the next five years are as follows:

2010	$2,225
2011	9,456
2012	11,125
2013	11,125
2014	20,025
Thereafter	55,044
109,000
Less current portion	(8,900)
Total long-term debt	$100,100

Debt Covenants
In addition to scheduled principal payments above, the Credit Agreement requires the Company to pay an additional principal amount equal to fifty percent of any excess cash flow, as defined in the Credit Agreement, for such year. The required percentage of excess cash flow shall be reduced to thirty-three percent if the Consolidated Leverage Ratio is reduced to 1.5 to 1. The Consolidated Leverage Ratio is defined as consolidated debt divided by Covenant EBITDA (see below). For the year ended December 31, 2011 only, the required excess cash flow payment shall be reduced by $7.5 million. Excess cash flow payments are due within ninety-five days of each year end, commencing with the year ended December 31, 2011.

The Credit Agreement also requires that the Company maintain a Consolidated Fixed Charge Coverage Ratio which is defined as Covenant EBITDA divided by consolidated fixed charges. Consolidated fixed charges include consolidated interest expense and scheduled debt payments made in a given period.

For purposes of determining the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, consolidated Covenant EBITDA is defined in the Credit Agreement for the fiscal quarters ended September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009 as $10.2 million, $10 million, $8.5 million, and $11.4 million, respectively.

Covenant EBITDA is defined as consolidated net income before:
•	Income tax expense
•	Interest expense, amortization or write-off of debt issuance costs
•	Depreciation and amortization expense
•	Extraordinary gains or losses
•	Non-cash gains on the sales of assets outside of the ordinary course of business
•	Non-cash income
•
Cash restructuring, integration, transition, severance, facilities discontinuation or transaction costs for any period prior to December 31, 2011 up to $6 million and, subsequent to December 31, 2011, an aggregate amount not to exceed $5 million

•	Adjustments to revenue or expense resulting from a fair market value adjustment to deferred revenue or prepaid expenses in purchase accounting
•	Other non-cash expenses, excluding any accrual for a future cash expenditure
•	Acquisition expenses incurred prior to December 31, 2010 and audit or valuation services expense which constitute acquisition expenses incurred prior to December 31, 2011
•
Marketing program expenditures in any period to the extent that such expenditures exceed the projected marketing program expenditures as reflected in the financing projection model up to $3 million per year

The covenants as of September 30, 2010, are calculated on a trailing 12-month basis:

		Ratio at	Favorable /
Covenant Description	Covenant Requirement	September 30, 2010	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 3.75 to 1	2.72 to 1	1.03
Consolidated Fixed Charge Coverage Ratio	Minimum of 1.85 to 1	10.39 to 1	8.54

In addition to the financial covenants listed above, the term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments.

Capital lease obligations
The Company acquired various capital lease obligations as part of the Solid Cactus acquisition, which consisted of non-cancelable lease agreements of computers and equipment that continues through 2013. The required minimum payments on these capital leases as of September 30, 2010 are (in thousands):

2010	$46
2011	111
2012	74
2013	29
Total	260
Less interest	(20)
240
Less current portion	(125)
Total obligations under capital leases, long term	$115

9. Fair Value

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels as follows:

Level 1-Quoted prices in active markets for identical assets or liabilities.

Level 2-Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands of dollars):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	$-	$58	$-	$58

Liabilities:
Interest rate swap	$-	$178	$-	$178

The estimates of fair values for the foreign currency contracts and interest rate swap are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2010.

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s Cash and Cash Equivalents carrying value approximates fair market value. In addition, the term loans and revolving credit facility are both variable rate debt instruments and the fair value approximates the carrying values as of September 30, 2010.

10. Comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under GAAP are recorded as an element of shareholder’s equity but are excluded from net income. The Company’s other comprehensive income consists of unrealized losses on the interest rate swap accounted for as a cash flow hedge. The following table summarizes comprehensive income, net of taxes, during the three and nine months ended September 30, 2010:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Net income	$12,016	$9,579
Other comprehensive (loss) income:
Unrealized loss on derivative instruments	(111)	(111)
Total comprehensive income	$11,905	$9,468

The Company’s accumulated other comprehensive loss as of September 30, 2010 consists of the unrealized loss of $111 thousand, net of a tax benefit of $67, for the interest rate swap entered into during the three months ended September 30, 2010.

11. Income Taxes

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

The Company recognized an income tax benefit of $21.2 million and income tax expense of $27 thousand in the three months ended September 30, 2010 and 2009, respectively, based upon the release of its deferred tax valuation allowance of $22.7 million associated with the acquisition of Register.com LP which was offset by its estimated annual effective rate. The Company recognized income tax benefit of $20.5 million and income tax expense of $70 thousand in the nine months ended September 30, 2010 and 2009, respectively, based upon the release of its deferred tax valuation allowance of $22.7 million and its estimated annual effective rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options.

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

During the nine months ended September 30, 2010, the Company accrued $39 thousand to reserve for unrecognized tax benefits and incurred $18 thousand in accrued interest associated with unrecognized tax benefits.

12. Stock Based Compensation

Equity Incentive Plans

The 1999 Equity Incentive Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan, as amended, provides for the grant of incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of September 30, 2010, the Company has reserved 4,074,428 shares of common stock for issuance under this plan. Of the total reserved as of September 30, 2010, options to purchase a total of 1,985,189 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,592,792 shares of common stock have been exercised and options to purchase 496,447 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of September 30, 2010, the Company had reserved 3,187,690 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of September 30, 2010, options to purchase a total of 2,301,304 shares were held by participants under the 2005 Plan, options to purchase 28,526 shares of common stock have been exercised and restrictions lapsed on 10,000 shares of common stock. The Company repurchased 3,245 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2005 Plan. In addition, options to purchase a total of 851,105 shares were available for future issuance under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors’ Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non-employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to nonemployee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of September 30, 2010, options to purchase a total of 387,000 shares of the Company’s common stock and 17,000 of restricted shares were held by participants under the plan. As of September 30, 2010, no options have been exercised and restrictions lapsed on 73,125 shares of common stock. In addition, 507,875 shares of common stock were available for future issuance under the 2005 Directors’ Plan.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, (collectively referred to as the “Web.com Option Plans”). Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  As of September 30, 2010, the Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of September 30, 2010, options to purchase a total of 1,331,693 shares of the Company’s common stock were held by participants under the plan and options to purchase 638,710 shares of common stock have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of September 30, 2010, options to purchase a total of 941,105 common shares and 1,253,450 shares of restricted stock were held by participants under the 2008 Plan, options to purchase 37,848 shares of common stock have been exercised and restrictions lapsed on 283,366 shares of common stock. The Company repurchased 74,240 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2008 Plan. In addition, 558,471 shares of common stock were available for future issuances under the 2008 Plan.

In conjunction with the acquisition of substantially all of the assets and select liabilities of Solid Cactus in April 2009, the Company granted stock awards to 125 new employees from Solid Cactus under the Company’s 2009 Inducement Award Plan (the “2009 Plan”), adopted in anticipation of the acquisition. The awards consisted of options to purchase an aggregate of 146,900 shares of the Company’s common stock.  The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options vest ratably each month over four years. As of September 30, 2010, options to purchase a total of 119,614 shares of the Company’s common stock were held by participants under the 2009 Plan and options to purchase 5,361 shares of common stock have been exercised.

In conjunction with the acquisition of Register.com LP in July 2010, the Company granted stock awards to 379 newly hired employees under the 2010 Inducement Award Plan (the “2010 Plan”), adopted in connection with the acquisition. The inducement awards consisted of restricted stock awards totaling 125,000 shares of the Company’s common stock and 379 option awards to purchase 340,900 shares of the Company’s common stock. The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The restricted stock awards vest over the course of four years with 50 percent vesting on the second year anniversary of the grant date, 25 percent vesting on the third year anniversary and 25 percent on the fourth anniversary of the grant date. The options to purchase 215,900 shares vest over four years, with 25 percent vesting on the one year anniversary of the grant date and 1/48 of the shares vesting monthly thereafter. Options to purchase 125,000 shares of common stock vest over four years with 50 percent vesting on the second year anniversary and 1/48 of the shares vesting monthly thereafter.

The Board of Directors, or a committee thereof, administers all of the equity incentive plans and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

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

	Nine months ended September 30,
	2010	2009
Risk-free interest rate	1.25-2.75%	1.36-2.95%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	59-61%	62-64%

Stock Option Activity

The following table summarizes option activity for the nine months ended September 30, 2010 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2009	6,747,438	$0.50 to $185.46	$6.19
Granted	1,619,650	3.43 to 5.66	5.27
Exercised	(74,879)	0.50 to 4.48	3.47
Forfeited	(290,711)	3.43 to 10.98	6.01
Expired	(598,062)	2.00 to 185.46	8.87
Balance, September 30, 2010	7,403,436	2.00 to 128.15	5.80	5.73	$8,622
Exercisable at September 30, 2010	5,416,512	$2.00 to $128.15	$5.82	4.57	$7,824

Compensation costs related to the Company’s stock option plans were $762 thousand and $1.1 million for the three months ended September 30, 2010 and 2009, respectively. Compensation costs related to the Company’s stock option plans were $2.2 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of September 30, 2010, the Company had $4.9 million of unrecognized compensation costs related to share-based payments, which the Company expects to recognize through August 2014.

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $119 thousand and $763 thousand, respectively. Stock options exercised during the nine months ended September 30, 2010 and 2009 were issued from the Company’s outstanding treasury stock. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $2.80 and $2.28, respectively.  The fair value of options vested during the nine months ended September 30, 2010 and 2009 was $2.6 million and $2.8 million, respectively.

Price ranges of outstanding and exercisable options as of September 30, 2010 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50 – $2.15	1,236,057	2.67	$1.53	1,236,057	$1.53
$2.16 – $3.77	1,359,424	3.59	3.38	1,237,015	3.36
$3.78 – $6.87	2,084,063	8.80	5.19	551,411	5.11
$6.88 – $9.60	2,062,373	5.92	8.88	1,781,878	8.90
$9.61 – $16.30	651,177	5.67	10.72	599,809	10.76
$16.31 – $128.15	10,342	1.03	34.09	10,342	34.09
	7,403,436			5,416,512

Restricted Stock Activity

The following information relates to awards of restricted stock and restricted stock units that have been granted under the 2005 Directors’ Plan, the 2005 Plan, the 2008 Plan, and the 2010 Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one- to four-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At September 30, 2010, there were 1,395,450 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the nine months ended September 30, 2010:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2009	909,717	$5.58
Granted	580,750	5.20
Lapse of restriction	(66,017)	7.36
Forfeited	(29,000)	7.45
Restricted stock outstanding at September 30, 2010	1,395,450	$4.90

Compensation expense for the three months ended September 30, 2010 and 2009 was approximately $426 thousand and $1.2 million, respectively. Compensation expense for the nine months ended September 30, 2010 and 2009 was approximately $1.2 million and $2.1 million, respectively. As of September 30, 2010 and 2009, there was approximately $3.8 million and $3.7 million of total unrecognized compensation cost related to the restricted stock outstanding, respectively. Restricted stock granted during the nine months ended September 30, 2010 and 2009 was issued from the Company’s outstanding treasury stock.

Stock Based Compensation Expense

The table below summarizes the stock option and restricted stock compensation expenses during the three and nine months ended September 30, 2010 (in thousands):

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Subscription (cost of revenue)	$141	$106	$425	$315
Sales and marketing	185	210	494	645
Research and development	141	121	447	370
General and administrative	721	707	2,027	2,333
Restructuring charges	—	1,183	—	1,183
	$1,188	$2,327	$3,393	$4,846

13. Related Party Transactions

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

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of the Company and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $169 thousand plus a potential share of revenue from the sale of the email marketing solutions to end users. The total amount of fees paid to ExactTarget during the three and nine months ended September 30, 2010 was $11 thousand and $92 thousand, respectively. Fees in the amount of $3 thousand were accrued as of September 30, 2010.

The Company hired Brown & Associates, an entity owned by the brother of David L. Brown, the Company’s Chief Executive Officer and director, on a contingency based fee to determine whether the Company overpaid sales tax to various entities.  The total amount of fees paid to Brown & Associates for successful refunds of sales tax, totaling $789 thousand, was $223 thousand, of which $70 thousand was paid during the nine months ended September 30, 2010.

14. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and certain vendor requirements.  The Company has approximately $2.3 million in outstanding standby letters of credit.

Legal Matters

On January 20, 2010, the Company’s subsidiary Register.com, Inc. (“Register.com”) was sued by Baidu, Inc. in the United States District Court for the Southern District of New York in a case captioned Baidu, Inc. v. Register.com, No. 10 Civ. 444 (DC).  The complaint – which concerns an alleged incident of a cyber-criminal obtaining unauthorized access to Baidu’s account with Register.com – alleges violations of the Lanham Act, breach of contract, gross negligence/recklessness, conversion, aiding and abetting conversion, aiding and abetting trespass, and breach of duty of bailment.  In sum, Baidu alleges that, due to the misconduct by an alleged cyber-criminal, Register.com is responsible for damages resulting from disruption of the operation of Baidu’s website.  Baidu alleges that it suffered millions of dollars of lost revenue due to this disruption of its website, but no specific damages are alleged in the complaint.  Register.com disputes the allegations in the complaint and intends to vigorously defend the lawsuit.  If Register.com is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Register.com’s insurance coverage, to the extent covered, and whether such damages would have a material impact on the Company’s results of operations or financial condition in any future period.

On October 22, 2010, Register.com entered into an agreement with Baidu to settle the matter upon the occurrence of several requirements including a monetary payment to Baidu.  It’s currently anticipated that such monetary payment would be covered by Register.com’s insurance policy.

In November 2001, Register.com, its Chairman, President, Chief Executive Officer and former Vice President of Finance and Accounting Richard D. Forman and its former President and Chief Executive Officer Alan G. Breitman (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) against Register.com and Individual Defendants. The essence of the complaint is that defendants issued and sold Register.com’s common stock pursuant to the Registration Statement for the March 3, 2000 Initial Public Offering (“IPO”) without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Register.com shares in the IPO to customers in exchange for the customers’ promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, Register.com moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003 the Court denied the motion to dismiss the complaint against Register.com. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Register.com. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including the parties in Register.com’s case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Register.com. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal, from a group of objectors who also filed a notice of appeal, have been filed. The Company intends to continue to defend the action vigorously if the settlement does not survive the appeal.

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes.  The Company believes that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the captions “Variability of Results” and “Factors That May Affect Future Operating Results” in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC), and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2009, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010.

Overview

We are a leading provider of online marketing for small businesses. We meet the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including domain name registration, website design, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services. Our primary service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include website design and publishing, online marketing and advertising, search engine optimization, search engine submission, lead generation, hosting and email solutions, and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities, such as eCommerce solutions and other sophisticated online marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. As the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. The Register.com LP acquisition (discussed below) increases our total subscribers by approximately 700,000, excluding approximately 75,000 customers shared by Register.com and Web.com, to 974,000 as of September 30, 2010. We believe we are one of the industry’s largest providers of affordable Web services and products enabling small businesses to have an effective online presence.

We have traditionally sold our Web services and products to customers identified through strategic relationships with established brand name companies that have a large number of small business customers. We have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Manassas, Virginia; Shavertown, Pennsylvania; Yarmouth, Nova Scotia; Halifax, Nova Scotia; Barrie, Ontario; and Scottsdale, Arizona. Our sales force specializes in selling to small businesses across a wide variety of industries throughout the United States and Canada.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as increase our revenue from existing subscribers. We intend to continue to invest in additional corporate marketing and branding, hiring additional personnel, particularly in sales and marketing; developing additional services and products; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offerings and expand our subscriber base.

Acquisition of Register.com LP

On July 30, 2010, we completed the acquisition of Register.com LP for total consideration of $135 million.  Register.com LP offers domain registration and a wide array of website design and web hosting services from do-it-yourself tools to fully customized offerings, targeted primarily to small to medium-sized businesses.  We believe that the acquisition of Register.com LP provides highly complementary products, sales channels and operating capabilities.  With approximately 780,000 subscribers, Register.com LP represents a substantial cross- and up-sell opportunity for us.  In addition, the acquisition and associated financing has changed our risk factors in the following ways:

•
The acquisition was financed with $110 million of bank debt, a $5 million seller-financed note and $20 million of our cash. The interest and principal payments required to service this debt will place demands on our cash flow and liquidity.  Covenants associated with our debt will restrict our ability to deploy our cash flow in other areas such as stock repurchases, future acquisitions and capital expenditures.  We believe the projected cash flow of our operations will provide sufficient funds to service the debt.  We have allowed for certain levels of operational cash deployment which we believe will provide us with the necessary flexibility to continue our normal course of operations.

•
With the acquisition of Register.com LP, we will have significantly more expenses denominated in foreign currency, predominantly the Canadian dollar, thereby exposing us to more foreign currency exchange risk.  We will evaluate opportunities to hedge this additional risk.

•	Our debt carries a floating interest rate based upon LIBOR which will subject us to additional interest rate risk. We have hedged a portion of our total debt thereby partially mitigating this risk.

•
We have recorded a significant amount of goodwill and intangible assets in connection with the acquisition which will result in additional amortization expense in future periods.  Furthermore, this will increases our exposure to the risk of a potential goodwill impairment charge in future periods.

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

Monthly Turnover (Churn)

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

The following table sets forth our key business metrics for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net subscriber additions (reductions)	(17,468)	5,567	(14,291)	7,331
Churn	1.7%	3.4%	2.6%	3.7%
Average revenue per subscriber	$20.11	$31.12	$26.17	$31.89

The metrics for the three and nine months ended September 30, 2010 include the operating results of Register.com, LP from July 30, 2010 through September 30, 2010.

Sources of Revenue

We derive our revenue from sales of a variety of services to small businesses, including domain name registration, web design, online marketing, search engine optimization, eCommerce solutions, logo design and home contractor lead services. Leads are generated through online advertising campaigns targeting customers in need of domain name registration, web design, hosting or online marketing solutions, through strategic partnerships with enterprise partners, or through our corporate websites.

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our web services, online marketing, ecommerce, and domain name registration offerings. A portion of our services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. We bill a majority of our customers in advance through their credit cards, bank accounts, or business merchant accounts, and revenue is recognized on a daily basis over the life of the contract which can range from monthly up to 10 years.

For the three months ended September 30, 2010 and 2009, subscription revenue accounted for approximately 98% and 97%, of our total revenue, respectively. For the nine months ended September 30, 2010, subscription revenue accounted for approximately 97% of our total revenue as compared to 96% for the nine months ended September 30, 2009. The number of paying subscribers to our Web services and lead generation products as well as the subscription price we charge for these services drive subscription revenue. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period.

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

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of expenses related to marketing fees we pay to companies with which we have strategic marketing relationships as well as compensation expenses related to our Web page development staff, domain name registration fees, directory listing fees, customer support costs, search engine registration fees, allocated overhead costs, billing costs, and hosting expenses. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and Web services usage grows, we intend to continue to invest additional resources in our website development and support staff.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605 Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Thus, we recognize subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual, annual and on a multi-year basis, at the customer’s option. For all of our customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue on a daily basis over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

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

ASC 350 also requires that the fair value of intangible assets with indefinite lives be estimated and compared to the carrying value. We test our indefinite lives intangibles annually at December 31. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

In accordance with ASC 350 Intangibles – Goodwill and Other, we periodically evaluate goodwill and indefinite-lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite-lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to sixteen years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2009, we completed our annual impairment test of goodwill and other indefinite-lived intangible assets. The results of this test determined that goodwill and other indefinite-lived intangible assets were not impaired at December 31, 2009. See Note 5 “Goodwill and Intangible Assets” in the consolidated financial statements for additional information on goodwill and intangible assets.

We will complete our annual impairment tests of goodwill and other indefinite-lived intangible assets in the fourth quarter of 2010. In light of current market conditions and the volatility in the price of the our common stock, management expects to carefully analyze all relevant factors, including the current market value, legal factors, operating performance and the business climate, to evaluate whether our assets are impaired. There were no indicators of impairment during the quarter ended September 30, 2010.

Accounting for Purchase of Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated to the assets acquired and liabilities assumed based on the respective fair values. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed were allocated to goodwill. Management weighed several factors in determining the fair value of amortizable intangibles, which primarily consists of customer relationships, non-compete agreements, trade names, and developed technology, including the assistance of valuation professionals and results of valuation studies.

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

Comparison of the Results for the Three Months Ended September 30, 2010 to the Results for the Three Months Ended September 30, 2009

Revenue

	Three months ended September 30,
	2010	2009
	(unaudited)
Revenue:
Subscription	$32,060	$25,209
Professional services	674	892
Total revenue	$32,734	$26,101

Total revenue for the three months ended September 30, 2010 increased $6.6 million, or 25%, primarily due to an $8.4 million increase from our third quarter acquisition of Register.com LP. Excluding Register.com LP, revenue declined $1.8 million primarily due to lower average revenue per subscriber as compared to the same period in the prior year, which was offset slightly by increased revenue from our Lead Generation and Solid Cactus businesses.

Subscription Revenue. Subscription revenue increased $6.9 million or 27% to $32.1 million in the three months ended September 30, 2010 from $25.2 million for the same prior year period. The increase is due to the $8.4 million of Register.com LP subscription revenue. Excluding the acquisition related increase, revenue declined by $1.6 million due to lower average revenue per subscriber as compared to the prior year, slightly offset by $0.5 million from an increase in the average number of customers during each period. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products.

We acquired approximately 780,000 subscribers in connection with the Register.com LP acquisition. Net subscribers decreased by 17,468 customers during the three months ended September 30, 2010 as compared to an increase of 5,567 during the three months ended September 30, 2009. The average monthly turnover decreased to 1.7% during the three months ended September 30, 2010 from 3.4% during the three months ended September 30, 2009 due to the lower churn rate associated with the Register.com LP customers.  The average revenue per subscriber was $20.11 during the three months ended September 30, 2010 from $31.12 during the three months ended September 30, 2009. Due to the current economic conditions and lower marketing spending partially offset by the contribution provided by Register.com LP, gross subscriber additions were up to 37,710 in the three months ended September 30, 2010 from 36,834 in the three months ended September 30, 2009. Reflecting the operations of Register.com LP for the full three month period ended September 30, 2010, we would have expected average revenue per subscriber in the range of $14, a decrease in net subscribers in the range of 21,000, and average monthly turnover in the range of 2%.

Professional Services Revenue. Professional services revenue decreased 24% to $674 thousand in the three months ended September 30, 2010 from $892 thousand in the three months ended September 30, 2009. Professional services revenue decreased primarily due to lower search engine optimization services and eCommerce store design services.

Cost of Revenue

	Three months ended September 30,
	2010	2009
	(unaudited)
Cost of revenue
Subscription	$14,436	$9,523
Professional services	519	629
Total cost of revenue	$14,955	$10,152

Cost of Subscription Revenue. Cost of subscription revenue increased $4.9 million to $14.4 million in the three months ended September 30, 2010 from $9.5 million in the three months ended September 30, 2009 due to an additional $5.5 million of costs from the Register.com LP acquisition. Our gross margin on subscription revenue decreased from 62% during the three months ended September 30, 2009 to 55% during the three months ended September 30, 2010 principally due to a shift in the subscription revenue mix to lower margin products including revenue subject to the unfavorable impact of deferred revenue recorded at fair market value from the Register.com LP acquisition. Furthermore, as we anticipate revenue growth in the future, we have chosen to maintain a certain level of capacity and not to reduce costs in proportion to the decrease in revenue.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 17% to $519 thousand in the three months ended September 30, 2010 from $629 thousand during the prior year period. The decrease was primarily the result of lower revenue volume as well as a decline in employee compensation and benefits.

Operating Expenses
	Three months ended September 30,
	2010	2009
	(unaudited)
Operating expenses:
Sales and marketing	$8,274	$5,980
Research and development	3,031	2,174
General and administrative	8,124	4,097
Restructuring charges	1,802	1,932
Depreciation and amortization	4,698	3,373
Total operating expenses	$25,929	$17,556

Sales and Marketing Expenses. Sales and marketing expenses increased 38% to $8.3 million, or 25% of total revenue, during the three months ended September 30, 2010 from $6.0 million, or 23% of total revenue, during the three months ended September 30, 2009. Register.com LP contributed $3.0 million of the overall increase, reflecting a $0.7 million decrease when the acquisition is excluded. This decline was primarily the result of a reduction in employee compensation and benefits expense of $0.9 million net of $0.2 million of increased advertising to promote our products and services.

Research and Development Expenses. Research and development expenses increased 39% to $3.0 million, or 9% of total revenue, during the three months ended September 30, 2010 from $2.2 million, or 8% of total revenue, during the three months ended September 30, 2009. The increase in research and development expense was due to the third quarter acquisition of Register.com LP, which contributed an additional $0.9 million.

General and Administrative Expenses. General and administrative expenses increased $4.0 million to $8.1 million, or 25% of total revenue, during the three months ended September 30, 2010 from $4.1 million, or 16% of total revenue, during the three months ended September 30, 2009. During the three months ended September 30, 2010, we incurred $2.1 million of expenses for legal, investment banker fees and other professional services for due diligence procedures for the acquisition of Register.com LP completed in July 2010. Employee related compensation costs were $1.3 million higher during the three months ended September 30, 2010 compared to the same prior year period. In addition, we had increases of general and administrative expenses of $0.9 million for Register.com LP costs not included in the comparative prior year period. The number of bad debts decreased during the three months ended September 30, 2010 which resulted in savings of $0.1 million, which offset the acquisition related increases.

Restructuring charges. Restructuring charges of $1.8 million were recorded in the third quarter ended September 30, 2010 primarily for severance costs for employees that will terminate as a result of the Register.com LP acquisition. In addition, relocation costs were incurred for transferring employees.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 39% to $4.7 million, or 14% of total revenue, during the three months ended September 30, 2010, up from $3.4 million, or 13% of total revenue, during the three months ended September 30, 2009. Amortization related to the intangible assets and depreciation expense from property and equipment acquired from Register.com LP, increased depreciation and amortization expense by approximately $1 million and $0.4 million, respectively.

Interest (Expense) Income, net. Net interest expense of $1.0 million for the three months ended September 30, 2010 was primarily from the $110 million term loan and revolving credit facility and $5 million seller note issued to finance the acquisition of Register.com LP. In addition, deferred financing fee amortization of $0.2 million also contributed to interest expense during the three months ended September 30, 2010. Interest income of $39 thousand during the three months ended September 30, 2009 was earned on cash and cash equivalent balances during the period.

Income tax benefit (expense). We recorded an income tax benefit of $21.2 million and an income tax expense of $27 thousand in the three months ended September 30, 2010 and 2009, respectively. The current year increase is based upon the release of deferred tax valuation allowances of $22.7 million which was offset by our estimated annual effective tax rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options and awards.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. For the three months ended September 30, 2009, the income generated by the NetObjects Fusion software was $4 thousand while there were no revenues or costs generated in the three months ended September 30, 2010.

Comparison of the Results for the Nine Months Ended September 30, 2010 to the Results for the Nine Months Ended September 30, 2009

Revenue

	Nine months ended September 30,
	2010	2009
	(unaudited)
Revenue:
Subscription	$80,498	$76,665
Professional services	2,142	2,482
Other	—	1,000
Total revenue	$82,640	$80,147

Total revenue for the nine months ended September 30, 2010 increased $2.5 million, or 3%, over the nine months ended September 30, 2009. The acquisition of Register.com LP increased total revenue by $8.4 million, however decreases in our average revenue per subscriber and the absence of a $1.0 million perpetual license sale that occurred in the same prior year period, drove overall revenue down during the first nine months of 2010.

Subscription Revenue. Subscription revenue increased 5% to $80.5 million in the nine months ended September 30, 2010 from $76.7 million in the nine months ended September 30, 2009. The acquisition of Register.com LP contributed approximately $8.4 million in subscription revenue, while subscription revenue from existing business lines decreased approximately $4.8 million primarily due to decreases in our average revenue per subscriber when compared to the same prior year period. The overall decrease in the average revenue per subscriber was slightly offset by an increase in our number of average customers. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products.

Net subscribers decreased by 14,291 customers during the nine months ended September 30, 2010 as compared to an increase of 7,331 during the nine months ended September 30, 2009. The average monthly turnover decreased to 2.6% during the nine months ended September 30, 2010 from 3.7% during the nine months ended September 30, 2009.  The average revenue per subscriber was $26.17 during the nine months ended September 30, 2010 from $31.89 during the nine months ended September 30, 2009. Due to the current economic conditions and lower marketing spending, gross subscriber additions were down to 96,604 in the nine months ended September 30, 2010 from 107,252 in the nine months ended September 30, 2009.

Professional Services Revenue. Professional services revenue decreased 14% to $2.1 million in the nine months ended September 30, 2010 from $2.5 million in the nine months ended September 30, 2009. Professional services revenue decreased primarily due to lower search engine optimization and eCommerce store design services.

Other Revenue. Other revenue totaled $1.0 million in the nine months ended September 30, 2009. This revenue was earned by the sale of a perpetual license for the use of our patents. The Company did not have any other revenue during the nine months ended September 30, 2010.

Cost of Revenue

	Nine months ended September 30,
	2010	2009
	(unaudited)
Cost of revenue
Subscription	$34,122	$28,244
Professional services	1,482	1,504
Total cost of revenue	$35,604	$29,748

Cost of Subscription Revenue. Cost of subscription revenue increased 21% to $34.1 million in the nine months ended September 30, 2010 from $28.2 million in the nine months ended September 30, 2009. The increase in costs was primarily due to $5.5 million of subscription revenue costs from the Register.com LP acquisition. Our gross margin on subscription revenue decreased from 63% during the nine months ended September 30, 2009 to 58% during the nine months ended September 30, 2010 primarily driven by the shift in the subscription revenue mix to lower margin products including revenue subject to the unfavorable impact of deferred revenue recorded at fair market value from the Register.com LP acquisition. Furthermore, as we anticipate revenue growth in the future, we have chosen to maintain a certain level of capacity and not to reduce costs in proportion to the decrease in revenue.

Cost of Professional Services Revenue. Cost of professional services revenue remained relatively flat during the nine months ended September 30, 2010 when compared to the same prior year period. Gross margin on professional services revenue for the nine months ended September 30, 2010 was 31% compared to 39% for the nine months ended September 30, 2009. The decrease was due to certain employee related costs remained fixed during the nine months ended September 30, 2010 while revenues decreased.

Operating Expenses

	Nine months ended September 30,
	2010	2009
	(unaudited)
Operating expenses:
Sales and marketing	$19,005	$17,625
Research and development	7,527	6,302
General and administrative	17,472	14,959
Restructuring charges	1,856	1,921
Depreciation and amortization	11,290	10,163
Total operating expenses	$57,150	$50,970

Sales and Marketing Expenses. Sales and marketing expenses increased 8% to $19.0 million, or 23% of total revenue, during the nine months ended September 30, 2010 from $17.6 million, or 22% of total revenue, during the nine months ended September 30, 2009. The third quarter 2010 acquisition increased the expense by $3.0 million, which was partially offset from a reduction in costs from decreased employee compensation and benefits expense of $1.9 million net of a $0.5 million cost increase in advertising to promote our products and services.

Research and Development Expenses. Research and development expenses increased 19% to $7.5 million, or 9% of total revenue, during the nine months ended September 30, 2010 from $6.3 million, or 8% of total revenue, during the nine months ended September 30, 2009. The increase was due to an additional $0.9 million of Register.com LP expenses as well as additional increase of $0.3 million from contract labor, employee compensation and benefits.

General and Administrative Expenses. General and administrative expenses increased 17% to $17.5 million, or 21% of total revenue, during the nine months ended September 30, 2010 from $15.0 million, or 19% of total revenue, during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we incurred $0.9 million of post acquisition general and administrative costs from Register.com LP. In addition, there was approximately $3.0 million of acquisition related professional fees for legal, investment banking and accounting services to close the July 30, 2010 acquisition. Employee related compensation costs were approximately $0.5 million higher during the nine months ended September 30, 2010, while legal and consulting expenses were lower by $1.4 million. The reduction in legal fees was primarily associated with the sale of a perpetual license during the nine months ended September 30, 2009. Other favorable adjustments to General and administrative expenses during the nine months ended September 30, 2010 were from reserve adjustments of $0.2 million for liabilities that are no longer probable due to the expiration of the respective statute of limitations in the likely jurisdictions and a $0.2 million decrease in bad debt claims.

Restructuring charges. Restructuring charges primarily for employee related termination costs and relocation expenses totaling $1.9 million were recorded in the nine months ended September 30, 2010 stemming primarily from the Register.com LP acquisition. During the nine months ended September 30, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs, which included approximately $1.2 million of stock compensation expense. In connection with the completion of the integration of the Web.com acquisition from September 2007, the Company terminated certain employees and recorded related termination benefits, which increased restructuring charges.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 11% to $11.3 million, or 14% of total revenue, during the nine months ended September 30, 2010 from $10.2 million, or 13% of total revenue, during the nine months ended September 30, 2009. Amortization and depreciation expenses are predominantly a result of tangible and intangible assets purchased and acquired. As such an increase of $1.0 million and $0.4 million during the nine months ended September 30, 2010 was due to the additional acquisition related amortization of the intangible assets and depreciation of property and equipment, respectively. This was slightly offset by a decrease in expense is due to certain intangible assets becoming fully amortized.

Net Interest (Expense) Income, Net. Net interest expense of $1.0 million for the nine months ended September 30, 2010 was primarily from the $110 million term loan and revolving credit facility and $5 million seller note issued to finance the acquisition of Register.com LP. In addition, deferred financing fee amortization of $0.2 million also contributed to interest expense during the nine months ended September 30, 2010. Interest expense, net was offset by approximately $0.1 million of interest income. Interest income during the nine months ended September 30, 2009 was $143 thousand.

Income tax benefit (expense). We recorded an income tax benefit of $20.5 million and an income tax expense of $70 thousand in the nine months ended September 30, 2010 and 2009, respectively. The current year increase is due to the release of deferred tax valuation allowances of $22.7 million associated with the acquisition of Register.com LP which was offset by our estimated annual effective tax rate. The Company’s effective rate exceeds the statutory rate primarily due to non-deductible expenses associated with incentive stock options and awards.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the nine months ended September 30, 2010, we recorded a net gain of $125 thousand from proceeds received based on the terms in the NetObjects Fusion sales agreement and a net loss from operations of $9 thousand. For the nine months ended September 30, 2009, the gain from the sale of NetObjects Fusion software was $821 thousand and the net income was $232 thousand.

Liquidity and Capital Resources

As of September 30, 2010, we had $17.8 million of unrestricted cash and cash equivalents and $18.6 million in negative working capital, as compared to $39.4 million of cash and cash equivalents and $32.2 million in working capital as of December 31, 2009. The shift in working capital is due to the decrease in cash and cash equivalents used to purchase Register.com, LP and $33.5 million of deferred revenues, of which $27.7 million was recorded from the acquisition during the third quarter ended September 30, 2010. In addition, the current portion of debt and capital lease obligations has increased by $8.8 million due to the term loan maturities.

Net cash provided by operations for the nine months ended September 30, 2010 was $8.9 million as compared to the net cash provided by operations of $11.6 million for the nine months ended September 30, 2009. The net income of $9.6 million for the nine months ended September 30, 2010 adjusted for depreciation and amortization expense of $11.3 million, deferred tax adjustments of $21.2 million and restructuring charges of $1.9 million results in cash inflows of $1.5 million from operations. The net income of $0.6 million for the nine months ended September 30, 2009 adjusted for depreciation and amortization of $10.2 million results in cash inflows of $10.7 million, reflecting a $9.2 million decrease in net cash provided by operations for the nine months ended 2010 compared to 2009. The decrease was offset by favorable deferred revenue cash inflows of $5.2 million and lower requirements for accounts payable and accrued expenses. In addition, changes in prepaid expenses and other assets as well as restricted cash items that were released during the nine months ended September 30, 2010, added to the cash provided by operating activities.

Net cash used in investing activities in the nine months ended September 30, 2010 was $129.4 million as compared to $3.5 million during the nine months ended September 30, 2009. Register.com LP was acquired on July 30, 2010 for approximately $127 million. The total purchase price was $135 million, of which $8 million remains outstanding at September 30, 2010. In addition, we acquired approximately 5,700 customers as a cost of $1.5 million, which included a $91 thousand liability for future service to be provided to the acquired customers. We invested approximately $1.1 million in property and equipment and received proceeds of $125 thousand based on the terms in the NetObjects Fusion sales agreement.

Net cash provided by financing activities in the nine months ended September 30, 2010 was $98.8 million as compared to net cash used in financing activities of $4.9 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we received proceeds of $110 million from the term loans and revolving credit facility acquired to finance the purchase of Register.com LP. Financing costs of $5.2 million were incurred in conjunction with the debt issuance. Subsequent to the acquisition, a $6 million principal payment was made in September 2010. Proceeds from the exercise of stock options of $0.2 million were received and payments of capital lease obligations of $0.2 million were made during the nine months ended September 30, 2010. In addition, we purchased 11,134 shares of common stock for $53 thousand for required tax withholding upon the vesting of restricted shares during the nine months ended September 30, 2010. These shares were not repurchased under the repurchase plan dated September 4, 2008. During the nine months ended September 30, 2009, we repurchased approximately 1.2 million shares of our common stock and options to purchase 225,000 shares of our common stock for approximately $5.6 million and paid $397 thousand for debt obligations we assumed as part of the Solid Cactus acquisition. In addition, we received proceeds from the exercise of stock options totaling $1.2 million.

We have been authorized to repurchase up to $20 million of our outstanding common shares through March 3, 2011. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  As of September 30, 2010, the remaining maximum dollar value that may yet be purchased under the plan is $7.8 million, subject to limitations under our term loan and revolving credit facility. We may repurchase common shares throughout the plan period which may affect our liquidity.

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

Non-GAAP Revenue.  We exclude from non-GAAP revenue the fair value adjustment to deferred revenue resulting from acquisition related write downs, because we believe that excluding such measures helps management and investors better understand our revenue trends.

Non-GAAP Operating Income and Non-GAAP Operating Margin.   We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, fair value adjustment to deferred revenue, restructuring charges, corporate development expenses and stock-based compensation charges.  We believe that excluding these items assist investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share.  We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, income tax expense, fair value adjustment to deferred revenue, restructuring charges, corporate development expenses and stock-based compensation, amortization of deferred financing fees, gains/losses on operating assets and liabilities and include cash income tax expense, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, fair value adjustment to deferred revenue, income tax, interest expense, interest income, stock-based compensation, corporate development expenses, and restructuring charges, because we believe that excluding such items helps management and investors better understand operating activities.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Reconciliation of GAAP revenue to non-GAAP revenue

GAAP revenue	$32,734	$26,101	$82,640	$80,147
Fair value adjustment to deferred revenue	5,726	8	5,742	58
Non-GAAP revenue	38,460	26,109	88,382	80,205

Reconciliation of GAAP net income (loss) to non-GAAP net income

GAAP net income (loss)	$12,016	$(1,591)	$9,579	$555
Amortization of intangibles	3,660	2,612	8,942	7,913
Stock based compensation	1,188	1,144	3,393	3,663
Income tax (benefit) expense	(21,212)	27	(20,525)	70
Restructuring charges	1,802	1,932	1,856	1,921
Corporate development	2,111	—	3,020	—
Cash income tax expense	(126)	(22)	(234)	(205)
Amortization of deferred financing fees	178	—	178	—
Fair value adjustment to deferred revenue	5,726	8	5,742	58
Loss on sale of assets	4	5	4	5
Fair value adjustment to prepaid registry fees	(44)	—	(44)	—

Non-GAAP net income	5,303	4,115	11,911	13,980

Reconciliation of GAAP basic net income (loss) per share to non-GAAP basic net income per share

Basic GAAP net income (loss) per share	$0.47	$(0.06)	$0.38	$0.02
Amortization of intangibles per share	0.14	0.10	0.35	0.31
Stock based compensation per share	0.05	0.05	0.13	0.15
Income tax benefit per share	(0.83)	—	(0.81)	—
Restructuring charges per share	0.07	0.07	0.07	0.08
Corporate development per share	0.08	—	0.12	—
Cash income tax expense per share	—	—	(0.01)	(0.01)
Amortization of deferred financing fees	0.01	—	0.01	—
Fair value adjustment to deferred revenue per share	0.22	—	0.23	—
Loss on sale of assets per share	—	—	—	—
Fair value adjustment to prepaid registry fees	—	—	—	—
Basic Non-GAAP net income per share	$0.21	$0.16	$0.47	$0.55

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP basic net income per share

Fully diluted shares:
Common stock	25,481	25,189	25,449	25,305
Diluted stock options	1,059	1,733	1,195	1,407
Diluted restricted stock	299	382	317	164
Warrants	—	—	—	3
Total	26,839	27,304	26,961	26,879

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Diluted GAAP net income (loss) per share	$0.45	$(0.06)	$0.36	$0.02
Amortization of intangibles per share	0.14	0.10	0.32	0.29
Stock based compensation per share	0.04	0.04	0.13	0.14
Income tax benefit per share	(0.80)	—	(0.77)	—
Restructuring charges per share	0.07	0.07	0.07	0.08
Corporate development per share	0.08	—	0.11	—
Cash income tax expense per share	—	—	(0.01)	(0.01)
Amortization of deferred financing fees	0.01	—	0.01	—
Fair value adjustment to deferred revenue per share	0.21	—	0.22	—
Loss on operating assets and liabilities per share	—	—	—	—
Fair value adjustment to prepaid registry fees	—	—	—	—
Diluted Non-GAAP net income per share	$0.20	$0.15	$0.44	$0.52

Reconciliation of GAAP operating loss to non-GAAP operating income

GAAP operating loss	$(8,150)	$(1,607)	$(10,114)	$(571)
Amortization of intangibles	3,660	2,612	8,942	7,913
Stock based compensation	1,188	1,144	3,393	3,663
Restructuring charges	1,802	1,932	1,856	1,921
Corporate development	2,111	—	3,020	—
Fair value adjustment to deferred revenue	5,726	8	5,742	58
Fair value adjustment to prepaid registry fees	(44)	—	(44)	—
Non-GAAP operating income	$6,293	$4,089	$12,795	$12,984

Reconciliation of GAAP operating margin to non-GAAP operating margin

GAAP operating margin	-25%	-6%	-12%	-1%
Amortization of intangibles	10%	10%	11%	10%
Stock based compensation	3%	5%	4%	5%
Restructuring charges	5%	7%	2%	2%
Corporate development	5%	0%	4%	0%
Fair value adjustment to deferred revenue	18%	0%	5%	0%
Fair value adjustment to prepaid registry fees	0%	0%	0%	0%
Non-GAAP operating margin	16%	16%	14%	16%

Reconciliation of GAAP operating loss to adjusted EBITDA

GAAP operating loss	$(8,150)	$(1,607)	$(10,114)	$(571)
Depreciation and amortization	4,698	3,373	11,290	10,163
Stock based compensation	1,188	1,144	3,393	3,663
Restructuring charges	1,802	1,932	1,856	1,921
Fair value adjustment to deferred revenue	5,726	8	5,742	58
Fair value adjustment to prepaid registry fees	(44)	—	(44)	—
Corporate development	2,111	—	3,020	—
Adjusted EBITDA	$7,331	$4,850	$15,143	$15,234

Off-Balance Sheet Arrangements

As of September 30, 2010 and September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures and debt service requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, specifically changes in the Canadian Dollar. The majority of our subscription agreements are denominated in U.S. dollars. The majority of our expenses are denominated in U.S. dollars; however, with the acquisition of Register.com LP, we have a higher exposure from our Canadian dollar expenditures. Exchange rate fluctuations have had little impact on our operating results and cash flows. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $17.8 million and $39.4 million at September 30, 2010 and December 31, 2009, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore; we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As a result of the acquisition of Register.com LP, we have entered into debt financing arrangements totaling $115 million. Subsequent to the acquisition, $6.0 million of the term loans have been repaid during the quarter ended September 30, 2010. We have exposure to market risk for changes in interest rates related to these borrowings and as a result have entered into an interest rate swap on approximately 50 percent of our term loans swapping variable rate debt with fixed rate debt. Our variable rate debt is based on 1-month LIBOR plus 4.5 percent. A hypothetical 10 percent increase/decrease in 1-month LIBOR would result in an annual increase/decrease of interest expense of approximately $13 thousand.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2010  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings.

On January 20, 2010, our subsidiary Register.com, Inc. (“Register.com”) was sued by Baidu, Inc. in the United States District Court for the Southern District of New York in a case captioned Baidu, Inc. v. Register.com, No. 10 Civ. 444 (DC).  The complaint – which concerns an alleged incident of a cyber-criminal obtaining unauthorized access to Baidu’s account with Register.com – alleges violations of the Lanham Act, breach of contract, gross negligence/recklessness, conversion, aiding and abetting conversion, aiding and abetting trespass, and breach of duty of bailment.  In sum, Baidu alleges that, due to the misconduct by an alleged cyber-criminal, Register.com is responsible for damages resulting from disruption of the operation of Baidu’s website.  Baidu alleges that it suffered millions of dollars of lost revenue due to this disruption of its website, but no specific damages are alleged in the complaint.  Register.com disputes the allegations in the complaint and intends to vigorously defend the lawsuit.  If Register.com is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Register.com’s insurance coverage, to the extent covered, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 22, 2010, Register.com entered into an agreement with Baidu to settle the matter upon the occurrence of several requirements including a monetary payment to Baidu.  It’s currently anticipated that such monetary payment would be covered by Register.com’s insurance policy.

In November 2001, Register.com, its Chairman, President, Chief Executive Officer and former Vice President of Finance and Accounting Richard D. Forman and its former President and Chief Executive Officer Alan G. Breitman (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) against Register.com and Individual Defendants. The essence of the complaint is that defendants issued and sold Register.com’s common stock pursuant to the Registration Statement for the March 3, 2000 Initial Public Offering (“IPO”) without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Register.com shares in the IPO to customers in exchange for the customers’ promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, Register.com moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003 the Court denied the motion to dismiss the complaint against Register.com. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Register.com. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including the parties in Register.com’s case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Register.com. On October 6, 2009, the Court granted final approval to the settlement. Six notices of appeal and one petition seeking permission to appeal, from a group of objectors who also filed a notice of appeal, have been filed. We intend to continue to defend the action vigorously if the settlement does not survive the appeal.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. Most recently, we completed the acquisition of Register.com LP in July 2010, our largest acquisition to date. Integrating Register.com LP, or any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate these current acquisitions, or any future acquisitions could seriously harm our business.

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

In July 2010, we entered into debt financing arrangements totaling $115 million, all of the proceeds of which were used to complete the acquisition of Register.com. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Most of our Web services are sold on a month-to-month basis, and if our customers are unable or choose not to subscribe to our Web services, our revenue may decrease.

Typically, our Web service offerings are sold pursuant to month-to-month subscription agreements, and our customers can generally cancel their subscriptions to our Web services at any time with little or no penalty.

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2009 and 2008, 39% and 46%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. For the nine months ended September 30, 2010 and 2009, 38% and 31%, respectively, of our subscribers who were customers at the beginning of the respective period were no longer subscribers at the end of the period. The turnover rate calculations do not include any acquisition related customer activity.

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

Although we generated net income for the years ended December 31, 2005, 2006, and 2007 and 2009, we have not historically been profitable, were not profitable for the year ended December 31, 2008, and may not be profitable in future periods.  As of September 30, 2010, we had an accumulated deficit of approximately $141.8 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 10% of our new customers in the year ended December 31, 2009 and the nine months ended September 30, 2010, were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, as a result of the acquisition of Register.com LP, we have entered into debt arrangements for a total of $115 million. Financial market disruption and general economic conditions in which the credit markets are severely constrained and the depressed equity markets may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On September 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months. On March 3, 2010, the Board of Directors extended the repurchase program for an additional twelve months. The timing, price and volume of repurchases will be based on market conditions, liquidity, relevant securities laws and other factors.  The Company may terminate the repurchase program at any time without notice. During the quarter ended September 30, 2010, the Company did not repurchase any outstanding common shares under the plan. The remaining maximum dollar value that may be purchased under the plan is $7.8 million, subject to limitations under our term loan and credit facility.

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

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Credit Agreement among Web.com Group, Inc., The Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, National Association and Royal Bank of Canada, dated July 30, 2010. (4)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)
99.1	Escrow Agreement, dated July 30, 2010, among Web.com Group, Inc., Register.com GP (Cayman) Ltd. and Wells Fargo Bank, National Association. (4)

99.2
Note, dated July 30, 2010, executed and delivered by Web.com Group, Inc. under and pursuant to the terms of the Purchase Agreement among Web.com Group, Inc., Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (4)

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on August 5, 2010, and incorporated herein by reference.

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

Web.com Group, Inc.
(Registrant)

November 5, 2010	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.2
Purchase Agreement, among the Company, Register.com GP (Cayman) Ltd., each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010 (pursuant to Item 601(b)(2) of Regulation S-K, schedules to the Purchase Agreement have been omitted; they will be supplementally provided to the SEC upon request).

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Credit Agreement among Web.com Group, Inc., The Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, National Association and Royal Bank of Canada, dated July 30, 2010. (4)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)
99.1	Escrow Agreement, dated July 30, 2010, among Web.com Group, Inc., Register.com GP (Cayman) Ltd. and Wells Fargo Bank, National Association. (4)

99.2
Note, dated July 30, 2010, executed and delivered by Web.com Group, Inc. under and pursuant to the terms of the Purchase Agreement among Web.com Group, Inc., Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (4)

+ Indicates management contract or compensatory plan.
(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on August 5, 2010, and incorporated herein by reference.

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