Form 10-K
period 2010-12-31
WEB.COM GROUP, INC.
filed 2011-03-14
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $79,079,763 as of June 30, 2010, based upon the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2011, the registrant had 28,478,875 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business.

This Form 10-K and the documents incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I—“Risk Factors.”

Web.com Group, Inc. is a leading provider of internet services and online marketing solutions that enable small businesses to build and maintain an effective online presence. On July 30, 2010, we completed our acquisition of Register.com (Cayman) LP; a Cayman limited partnership and all its affiliates (Register.com LP), a provider of global domain name registration and complementary website design and management services.  Collectively, Web.com Group Inc. and Register.com LP (referred to as “we,” “us,” “our” “Web.com” or the “Company”) offers a full range of web services, including domain name registration, website design, hosting and publishing, online marketing and advertising, local search, search engine marketing, search engine optimization, social media, mobile websites, e-mail, e-mail marketing, lead generation, vertical industry specific leads, logo and brand development and eCommerce solutions meeting the needs of a business anywhere along its lifecycle.

Web.com was incorporated under the General Corporate Law of the State of Delaware on March 2, 1999 as Website Pros., Inc. We offered common stock to the public for the first time on November 1, 2005 as Website Pros (NASDAQ: WSPI) and began trading as Web.com (Nasdaq: WWWW) following our acquisition of the legacy Web.com business in September 2007.

Our principal offices are located at 12808 Gran Bay Parkway West, Jacksonville, FL 32258. Our telephone number is (904) 680-6600 and our website is located at www.web.com.

Overview

Market Opportunity
There are approximately 25 million small businesses in the United States today. Our focus is on small, local enterprises that need to connect with their current and potential customers online.  Only about 44 percent of these small businesses have a website, and among those that have a website, most are not effective at driving business.  These small business owners, many of whom work six or seven days a week, mostly lack the time, expertise and/or resources needed to make their website a relevant, effective part of their business plan.  At the same time, there is growing acceptance among these small business owners that an effective internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels. Research conducted in 2008-2009 by BIA/Kelsey in conjunction with ConStat found that for the first time, penetration of online media surpassed traditional media among small business advertisers. BIA/Kelsey also predicted that local online advertising is expected to grow from $20 billion in 2010 to more than $35 billion by 2014.

Competition
The market for web services is highly competitive, fragmented and evolving.  Competitors range in size from small, local independent firms to very large conglomerates, and include website designers, Internet service providers, Internet search engine providers, local business directory providers, website domain name registrars, ecommerce service providers, lead generation companies and hosting companies. Many competitors offer a limited number of specialized solutions and services.  Such fragmentation can mean that a small business owner might have to employ two, three or more web services purveyors to get a needed suite of online services.  There is also a wide range of costs to the small business owner, from the more expensive, highly individualized website design shops to the very low cost, low service offering of some single service providers.  We believe our one stop; end-to-end service offering of affordable Internet services and online marketing solutions gives us a differentiated market advantage.

What we do
Using a consultative approach, Web.com offers small businesses a single point of entry to an array of effective, affordable online products and services that will help drive their business.  The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. As an application service provider, or ASP, we offer our customers a full range of web services and products on an affordable subscription basis. With approximately 954,000 subscribers as of December 31, 2010, we are one of the industry’s largest providers of affordable web services and products that enable small businesses to have an effective online presence.

Historically our business has been primarily providing “do it for me” web services for small businesses, and is based on offering a bundle of services to small businesses who need a one-stop shop for website design and hosting, search engine optimization, lead generation, hosting and email services backed by strong customer support.  We also have a bundled “do it yourself” product designed for small business customers who are more technically savvy and who have the time and interest of doing it themselves. Approximately two-thirds of our customers have a domain name agreement and about one-third of our customers pay a monthly subscription for one or more web services.

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

We traditionally have sold our web services and products to customers identified primarily through strategic marketing relationships with established brand name companies that have large numbers of small business customers. Increasingly, we are selling our products and services through a direct sales force that utilizes both leads generated by our strategic marketing relationships and leads acquired directly to obtain new customers at our sales centers in Spokane, Washington; Jacksonville, Florida; Manassas, Virginia; Shavertown, Pennsylvania; Scottsdale, Arizona; Barrie, Ontario; Halifax, Nova Scotia and Yarmouth, Nova Scotia. Our sales force specializes in selling to small businesses across a wide variety of industries principally throughout the United States and Canada.

We also acquire a large number of customers directly through online and affiliate marketing activities that target small businesses that want to establish or enhance their online presence.

Our Approach and Solution

We have built our business around a subscription-based ASP model that allows small businesses to affordably outsource their web services and online marketing needs to us. The key elements of our business model and approach are:

Providing Comprehensive Solutions for Small Businesses. Our goal is to enable small businesses to outsource their web services needs to us. Our experience is that many small businesses do not have the in-house expertise to design an effective online presence that will generate adequate traffic to their websites and increase direct consumer interaction. As a result, our customers look to us to provide these services. Our web services include, among other features, a full range of web services, including domain name registration, website design and publishing, online marketing and advertising, search engine optimization, social media, e-mail marketing, mobile websites, lead generation, vertical industry specific leads, logo and brand development and ecommerce solutions.  We believe this end-to-end service offering provides our customers with a comprehensive solution to their web services needs.

Offering Affordable Subscription-Based Solutions. Because our customer base is value-driven, we provide our web services on an affordable subscription basis.

•
Customers with our primary performance-based bundled offerings, eWorks! XL and SmartClicks, typically pay a recurring monthly fee ranging from approximately $70 to over $100, depending on which services and products they purchase.

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
•
Visibility online promotes a business’ new or existing website, including ongoing search engine submissions, search engine optimization, search engine consulting and management of multiple online listings from approximately $75 a month.

•	Domain Name Registration/Hosting is the basis for any internet presence and can be purchased for as low as approximately $9 per month.

•	1ShoppingCart.com ecommerce and online marketing solutions typically on a recurring monthly fee ranging from approximately $29 to $249 per month.
•	Lead Generation memberships, specifically targeted to contractors in the home services business market, ranging in price from $50 to $150, based on the specific trade vertical and geographic area.
•	Search Engine Marketing solution packages, starting from $500 per month.

Up-selling or cross-selling additional services to existing customers. With the acquisition of Register.com in 2010, Web.com gained more than 700,000 domain name customers from a premier domain name registry.  Previous partnerships with domain registrars had proven that domain name customers offer significant opportunity for up-selling additional web services. Customers acquired through traditional and online marketing programs that target hosting or Do-It-Yourself website design services also provide significant opportunities for up-selling and cross-selling additional online marketing, lead generation and search optimization products.  Additionally, some of these customers are also prospects for our Do-It-For-Me services.

Forming and Enhancing Strategic Marketing Relationships. We focus on forming strategic marketing relationships with companies that have large customer bases of small businesses. These companies generate leads for us by providing lists of their customers, conducting e-mail marketing campaigns about our web services and products, advertising our web services and products on the Internet, and using other forms of both direct and indirect solicitation. These companies filter the customer lists they provide to us using a number of criteria that we believe indicate when a small business is likely to understand the value of our web services and products.

We also develop relationships with leading technology providers, including major software, hardware, development and online marketing organizations, to enhance the design and sales of our products and services.  Relationships with these companies allow us to quickly gain access to innovative technologies and provide more creative solutions to our customers.

Our Premium Search Engine Marketing, ecommerce, Lead Generation, Search Engine Optimization and Logo Design services provide additional sales channels for our domain name customers as well as our core web services products. Premium Search Engine Marketing and  ecommerce utilize a network of affiliate and private-label resellers that are prospects for our other services and that can be leveraged to offer our services to their customers. Our Lead Generation network of home services contractors is also a source of prospective customers for website and online promotional services.  Logo Design customers are also prospects for online marketing and web design services.

Streamlining Operations for Customer Acquisition, Fulfillment, and Support. We utilize proprietary workflow processes and customer relationship management systems, together with a combination of integrated template-driven and specialized website design tools, to sell, design, and support our web services and products. We believe this integrated infrastructure has enabled us to significantly reduce the time from initial customer contact to site completion. Our goal is to design a website and have it complete and visible on the Internet within 72 hours from the time we receive initial information from the customer. Additionally, we have extensive experience promoting, selling, and supporting our web services and products to small businesses.

 Our Strategy

Our objective is to enhance our position as a leading provider of web services and products for small businesses. Key elements of our strategy include:

Continuing to Target the Small Business Market Segment. We believe the small business market offers the best opportunity to continue building a leading national web services company. We believe this is an attractive market because it is large and because these businesses need a comprehensive, affordable solution for their web services requirements. Our web services meet critical business needs of these businesses that they often do not have the time, resources, or technical skills to fulfill themselves.

Selling Additional Services and Products to Existing Customers. As of December 31, 2010, we had approximately 954,000 subscribers. As a result of the Register.com acquisition in 2010, about two-thirds of our customer base currently has only a domain name or a domain name plus very limited web services. We are targeting these newly acquired domain customers for cross-sell and upsell marketing of our bundled web services packages such as eWorks!XL and Smart Clicks.  Additionally, as our customers who currently have eWorks!XL and Smart Clicks build their online presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per user (ARPU) and improve our revenue growth. For example, we can provide paid search and ecommerce capabilities to our current customers’ websites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

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

Expanding our Distribution Reach. We expect to increase our marketing and sales activities to grow the number of our customers that are acquired through direct sales and new reseller programs.  Our outreach will include inbound and outbound telesales, online marketing, a limited-market direct sales force and some offline marketing strategies. We also plan to expand the scope of our current strategic marketing relationships.  In addition, we will pursue additional strategic marketing relationships with organizations that have strong brand recognition with small businesses.

 Strengthening Customer Retention. We are dedicated to enhancing customer retention and building lasting relationships with our customers. We believe it is critical to customer retention to target small businesses that already understand the value of the Internet to their success. Improving customer retention also requires maximizing customer loyalty. Therefore, we are focused on customer satisfaction, consistent communication, web service and product enhancements, and high quality customer service. Additionally, we believe that by educating our existing and prospective customers about the value of our services to their businesses, we can build lasting customer relationships.

Extending Our Position as an Affordable ASP. Through the combination of our operational scale and geographical locations, we believe that we have been able to minimize the cost of delivering our web services and products. Our template-driven processes enable us to handle orders efficiently. We have strategically located our primary sales and fulfillment facilities in the lower-cost areas including Jacksonville, Florida; Barrie, Ontario; Spokane, Washington; Shavertown, Pennsylvania; Halifax, Nova Scotia and Yarmouth, Nova Scotia, which helps us to better manage our cost of operations even as we expand. In the future, we may look to new international labor markets to further reduce the cost of providing our web services and products.

Growth
Acquisition initiatives have played and continue to play an important part in our corporate history and are integral to our corporate strategy.  Since inception, we have pursued and completed numerous corporate combinations in order to obtain best-in-class technology platforms, acquire complementary businesses and/or add scale to our operations:
•	October 2001, acquired NetObjects, a technology platform enabling semi-custom websites to be built in a production environment
•	February 2002, acquired Innuity, outbound and inbound telemarketing technology and expertise
•	April 2005, acquired Leads.com, lead generation solutions including search engine marketing
•	September 2006, acquired Renovation Experts, lead generation for remodeling contractors
•	September 2006, acquired 1Shoppingcart.com, shopping cart and ecommerce solutions
•	March 2007, acquired Submitawebsite.com, search engine optimization and search engine marketing solutions
•	June 2007, acquired Web.com, providing primarily do-it-yourself website building tools, online marketing, lead generation and ecommerce,
•	In June 2008, acquired LogoYes, providing do-it-yourself logo designs
•	April 2009, acquired Solid Cactus, provides web design and ecommerce solutions
•	July 2010, acquired Register.com, provides domain names and domain related services

Our Services and Products

Our goal is to provide a broad range of web services and products that enable small businesses to establish, maintain, promote, and optimize their online presence. By providing a comprehensive, performance-based offering, we are able to sell to customers whether or not they have already established an online presence. Customers can subscribe to bundled products that meet a variety of needs, and which can be enhanced with additional services; alternatively, they can choose to purchase ‘a la carte’ solutions for specific issues. Our web services and products can be categorized into the following offerings:

Domain Names

Following our acquisition of Register.com in July 2010, we have become one of the largest domain name registrars in the world. We offer .com and .net domains as well as the latest top level domains, such as .co, .org and .info. We offer a full suite of domain services, including domain name registration, domain name transfers, domain name renewal, domain expiration protection and domain privacy services.  Domain customers have a highly proprietary need to maintain their distinct internet address, and we will continue to be their resource for maintaining and extending their registration.  Furthermore, these customers represent prime opportunities for additional domain name sales, particularly as additional top level domain names become available. Since all online activity starts with a domain name, we anticipate continuing to be a market leader in selling and servicing these accounts.

“Do It For Me” Web Services
These services have been created to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing an Internet presence for the small business owner. Since access to these services is through an affordable monthly subscription, these proprietors can have an effective online presence with a minimum outlay of resources. And because we bundle the most needed products in an efficient manner, the small business person can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com.

Website Subscription-Based Services
Using our proprietary software and workflow enabled processes; we develop and support a subscription web service package that includes a 5, 10, 20, or 40 page professional website and related services. This comprehensive package includes the tools and functionality necessary for a business to create, maintain, enhance, and market a successful and effective online presence. We build, test, and publish the websites and provide related services for our customers. We also provide tutorials and tools for customers to edit and manage their sites. Alternatively, customers can select from one of several levels of support programs for ongoing management and maintenance of their websites.

Our primary “Do it for me” subscription offering is eWorks! XL, a comprehensive website design and publishing package targeted at getting small businesses online quickly, effectively, and affordably when they have limited or no online presence. The package includes a five-page semi-custom website built on our proprietary self-editing tool, which allows for easy maintenance by the customer. By using our comprehensive, performance-based package of services, customers eliminate the need to buy, install, or maintain hardware or software to manage their online presence. This offering includes a broad set of configuration and customization options using a web browser.

We build the initial website for the customer using the content and design information the customer provides. Our goal is to have a customer’s website visible on the Internet within 72 hours from the time we receive initial information from the customer.

eWorks! XL includes:

•	Domain Name Registration. We obtain, purchase, and register a domain name appropriate for the business as selected by the customer.

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

•
Online Marketing. We offer our customers online marketing capabilities that cost-effectively promote their websites on a local and national basis. The package includes initial submission and ongoing submissions on a monthly basis of the customers’ websites to many popular national and local search engines, including  Google™, Yahoo!, Bing®, Twitter Places, Facebook Places and GPS navigation. Additionally, eWorks! XL includes listings in online yellow page directories, search engine optimization tools, and educational guides targeted to small businesses.

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

•
Unique Toll-Free Telephone Number. Customers receive a unique, toll-free number that is forwarded to their business telephone line. Information about the calls received through the toll-free number are tracked and reported on the Internet Scorecard.

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

•
Internet Scorecard. Customers receive a real-time, detailed report of their website traffic, including visitors generated through visits, calls (received or missed) and form leads through the online marketing and advertising services provided in their eWorks! XL package.

•
Modifications and Redesign Service. Customers can choose between several different levels of support, which range from having us make ongoing changes to using the self-edit tools we provide. The basic service included with eWorks! XL includes 60 minutes per month of free modification and phone consultation with one of our web consultants.

•	Mobile Website. eWorks! XL includes a version of the customer’s website built specifically for mobile devices.

Visibility Online
We bundle a number of different services contained in our eWorks! XL package into our Visibility Online offering, which is designed to enhance the effectiveness of an online marketing program for our non-eWorks! XL customers. These subscriber-based services include initial site analysis, initial search engine optimization, search engine inclusion, monthly online marketing submissions to more than 100 search engines, powerful local directories, social sites and GPS navigation devices, listing in online yellow page directories and site submission to many popular search engines and search submission tools.

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

Our team of custom design professionals includes experienced web designers, programmers, copywriters, and search engine optimization experts who work together to ensure that the customer’s online business objectives are met. Custom sites are built with sophisticated design tools that provide the flexibility and functionality to meet advanced business needs. Custom sites can include flash, animation, ecommerce solutions, sophisticated interactivity and database functionality.  We also offer several custom design features and services, including map and directions pages, external links pages, the ability to increase the number of products listed on a customer’s website, more advanced website statistics, database applications, password security, expanded e-mail services, and premium hosting services.

SmartClicks Subscription-Based Services
 SmartClicks is a performance-based service with a higher subscription fee than our eWorks! XL offering. Our SmartClicks offering is targeted to customers that want additional online advertising in their local service areas. SmartClicks includes the benefit of guaranteed pay-per-click advertising in GoogleTM and other major search engines.

An added value of the SmartClicks package is the advertising management function the Company performs for these customers. We create the pay-per-click ads, buy appropriate keywords, monitor the program’s performance and report results to customers as part of the customer’s subscription.

Do-It-Yourself Web Services
We offer a variety of Do-It-Yourself website building and marketing solutions for small businesses that want to build their own websites or enhance their websites with online marketing.  These solutions include hosting services, an easy-to-use web building tool, online marketing options and ecommerce capabilities. Potential customers are identified through traditional and online marketing as well as through a number of distribution partners, resellers and affiliates.

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

Website Design Tools
Our Website Builder package is an easy-to-use website building tool which includes nearly 8,000 starter templates so users can customize their design. There is starter content that can be tailored for a business’ products or services, plus features that keep businesses connected with their customers and prospects, such as a stock image library, social media “share” icons, location maps, customizable contact forms and more. These features enable small businesses to create a professional and effective website to serve customers and grow business by reaching new prospects.

Our Business Builder package includes the Website Builder package plus leading edge marketing tools, including directory submission to more than 100 directories, search engines, social media sites and GPS directories as well as search engine optimization consultation. Customers can also add a Facebook Company page as well as ecommerce capability.

E-mail Marketing. We offer an e-mail marketing tool that enables our customers to easily communicate with their customers and prospects. To assist our customers in collecting e-mail addresses, a subscription sign-up box is available for site visitors to provide their e-mail information. Included in this product are a variety of professional email templates, a contact management tool and a reporting component to help track an email campaign’s success.

 Logo Design and Brand Building
We are a leading provider of do-it-yourself logos and other premium design products to small businesses around the world through our LogoYes products. Our LogoYes do-it-yourself logo creation tools provide professional, affordable design products that equip small businesses to compete with larger businesses. LogoYes products and services help build a company’s brand value by presenting a strong, unified image. We also provide the LogoYes design and brand building tools to our Do-It-For-Me web services customers.

Online Marketing Services
Business success on the Internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like GoogleTM, Yahoo! and Bing, and we have expertise and experience providing pay-per-click advertising as well. As with many of our offerings, we can supply these products and services at different budget levels and either in bundled offerings or as stand-alone items. We use proprietary tools to highlight, optimize and recommend website adjustments to gain the greatest exposure for the customer, and ultimately to drive prospective customers to reach out to their business.  Some of our online marketing products include:

Search Engine Optimization(SEO)  We provide search engine optimization tools and consultation to customers that want greater visibility and performance from their online presence.  Our search engine optimization products and services are designed to help improve organic search engine rankings and to increase qualified traffic and lead generation.  We offer keyword research based on industry and competitor specifics, directory submissions and link building.  We can provide search engine optimization training for those wanting to learn more about SEO. Advanced website analytics accompany these products so customers can track their success

Search Engine Marketing
We offer local and national search engine marketing services—sometimes known as pay-per-click advertising where we will manage an advertising budget for our customers on Google Ad Words or Bing Ad Center.

•
SmartClicks Subscription-Based Services  Our SmartClicks offering is targeted to customers that want additional online advertising in their local service areas. Once we understand the customer’s goals and budget considerations, we can tailor an online advertising campaign that will guarantee an agreed-upon number of “clicks” within the confines of a predictable monthly budget.  SmartClicks includes all of the benefits provided in the eWorks! XL bundle and the added benefit of guaranteed pay-per-click advertising in Google and other major search engines.

An added value of the SmartClicks package is the advertising management function the Company performs for these customers. We create the pay-per-click ads, buy appropriate keywords, monitor the program’s performance, and report results to customers as part of the customer’s subscription.

•
Budget-based search engine marketing We also offer businesses the option to base their search engine marketing efforts on a monthly budget, rather than a pay-per-click basis.  Businesses receive monthly reports that track website traffic and performance.

•
Guaranteed click search engine marketing  We will tailor a business’ search engine marketing program to ensure a certain, agreed-upon number of clicks during any specific period, and we will work with the customer to maximize pay-per-click performance.  In this capacity, we are able to offer large companies/groups hundreds of individual locations a product which is designed to drive traffic to their numerous local storefronts.

Lead Generation
We offer targeted lead generation services for various business categories. This product is directed toward businesses that provide services to individuals, other businesses or groups, and are in need of potential customers who are searching for a supplier of that service. We can work with that customer’s own website, or create a separate, lead-generating website that feeds directly into that customer’s business.

•
Leads by Web.com  We create a high performance website designed to drive real, qualified prospects and encourage customers to take action. As part of the service, Leads by Web.com researches relevant keywords in the customer’s industry and uses that information to create convincing ads designed to bring traffic to the website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up. Search engine optimization and pay-per-click (PPC) advertising are also part of this package.

•
Renovation Experts We offer a premium lead generation service to contractors, homebuilders and remodeling professionals. We provide a competitive marketplace that matches homeowners in need of remodeling services with qualified contractors (such as plumbers, landscapers, roofers and painters) in their local area.  Through a subscription based membership model and per-lead acquisitions, contractors purchase these leads, giving them an opportunity to bid on the homeowner’s project.

Social Media
To help small businesses access the growing and increasingly important social media channel, we offer a trio of subscription products designed to optimize and increase online exposure by presenting a professionally designed Facebook Company page, building a fan base that “like” the Company, and interacting with fans with period status updates, polls and promotions.

ecommerce website design and development
We provide a comprehensive set of products and services that enable ecommerce merchants to sell more on the Internet.  By coordinating and integrating ecommerce website design and development, Internet marketing, customer service and back-end order management, we can enable ecommerce merchants to have a complete online store solution by providing support and development on multiple ecommerce platforms including Solid Cactus Stores and Yahoo! Stores.  Customers work directly with store development project managers, designers and programmers to build high-end custom ecommerce stores.  Dedicated Internet marketing managers coordinate Internet marketing spend to maximize natural and paid traffic, thereby increasing end-customer sales through their ecommerce store. Business and customer security is a top priority, and all Web.com ecommerce sites meet Visa International’s Payment Card Industry (PCI) data standards. As end-customer sales increase, our ecommerce call center provides end-customer sales and customer support for our ecommerce merchants, freeing up time and resources for ecommerce merchants to focus on growing their business.

Do It Yourself ecommerce Solutions
We provide a proprietary, professional ecommerce tool that can help businesses begin to sell from their website. This shopping cart system supplies all of the tools necessary to create and operate an online store, including built-in email marketing tools, a marketing module, customizable templates and design capabilities, all fully compliant with the Visa Card Information Security Program (CISP) and PCI security standards. Basic packages include Site Builder, unlimited email addresses, and a minimum, Secure Socket Layer (SSL) for security. More sophisticated users may choose to add additional product capacity, affiliate management, multi-level logins, and Dedicated SSL, as well as the ability to accept credit cards and other merchant services.

For customers who wish to outsource their ecommerce needs, we can build ecommerce onto our eWorks XL bundled website design solution.  We can add an online storefront, create an online store catalog and secure shopping cart, help with inventory tracking and management, provide automatic shipping rates and process credit cards.  For those who desire a highly customized storefront, we offer custom store design and more sophisticated merchant services.

Other Revenue
Monetization Domain names are digital assets that generate advertising cash flow and resale revenue for Web.com.  We strive to maximize revenue from domains which are newly registered, canceled, developed, expired or retained for our in-house portfolio of domain names.

Advertising  Web.com offers online advertising opportunities for small business-focused companies to be featured on our websites.  Since our customers return to our website repeatedly to access their account, seek new products and improve their online knowledge via our Learning Center, we are in an excellent position to provide targeted, complementary display advertising, newsletter advertising, and partner sponsorships.

E-mail Marketing We provide an e-mail marketing tool that enables our customers to easily communicate with their customers and prospects. To assist our customers in collecting e-mail addresses, every website includes a subscription sign-up box for site visitors to provide their e-mail information.

Operations

We have invested significant time and capital resources in a set of internal processes and proprietary technologies designed to enable high-scale, high-quality mass customization of our web services.

eWorks! XL and SmartClicks

The workflow of our sales and fulfillment process for eWorks! XL and SmartClicks is illustrated below.

Utilizing leads provided by our strategic marketing relationships, as well as leads acquired directly, we identify potential customers through a combination of our outbound and inbound telesales programs. Once our sales specialists have determined that a lead is a potential customer, the customer call is transferred directly to a web services consultant. In most cases, this transfer takes place immediately so that customer contact is not interrupted. The web services consultant conducts a web design interview during which we collect information about the customer, request customer-specific content, and proactively help the customer design an effective online presence based on the goals for the business. Several discrete quality checks on each sale help us maximize the quality of the sale.

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

We maintain five (5) major facilities located in Jacksonville, Florida; Atlanta, Georgia; Spokane, Washington; and Barrie, Ontario and Yarmouth, Nova Scotia, Canada for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC) staffed 24 hours a day, seven days a week from our Nova Scotia, Canada and Atlanta, Georgia facilities. The recent acquisition of Register.com added a sixth facility in Secaucus, New Jersey.  The servers that provide our customers’ website data to the Internet are located within third-party co-location facilities located in Jacksonville, Florida; Atlanta, Georgia and Ontario, Canada. The Register.com services will be migrated out of the Secaucus facility into our Atlanta co-location center by the end of the first quarter of 2011. These co-location facilities have a secured network infrastructure including intrusion detection at the router level. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities’ staff provides 24-hour security through camera-controlled views of our equipment. The co-location facilities provide multiple Internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facilities are provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities.

Customer data is redundant through the use of multiple application and web servers. Customer data is backed up to other disk arrays with fail-over to help ensure high availability. Customer data is also maintained at our national design center and can be republished from archival data at any time. Currently, this process could take approximately 24 hours. Our financial system reporting also uses redundant systems and can be reconstituted in approximately 12 hours.

We are currently working on a plan that will provide active load balancing and built in disaster-recovery operations between our Atlanta and Jacksonville co-location sites. Under this scenario, a full copy of data would be backed up at each site. Each co-location site would provide fail-over capability for the other to prevent a disruption of our customers’ websites should either co-location site become unavailable.

Search Engine Marketing Packages

Potential customers for our search engine marketing packages are identified primarily using outbound telesales programs based in Jacksonville, Florida, and in a pilot project, by a small feet-on-the-street sales force in three metropolitan markets. This program targets businesses with established traditional print yellow pages advertising campaigns. Customers who purchase our online marketing package offering are interviewed and advertising information is entered into our proprietary publishing system. Local advertisements are then customized for several distribution platforms, such as Bing and Google search, and then published to these platforms. Customers receive a monthly report that tracks the number of impressions, clicks, and calls generated by each advertisement that we place on their behalf. In addition to selling online marketing packages, we sell website and search engine optimization services to this customer base.

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

Our customer data is stored on systems that are compliant and certified to meet Visa Card Information Security Program (CISP) and Visa International’s Payment Card Industry Data Standards (PCI). We have a highly available redundant infrastructure, which provides disaster recovery backup to prevent a disruption of our customers’ ecommerce presence.

Merchant Services

We offer a suite of merchant processing solutions to 1ShoppingCart.com, Do-It-For-Me, Do-It-Yourself, and Renovation Experts customers that help customers save money on processing credit and debit card transactions.   These services are offered through strategic partnerships with merchant services providers who analyze our customers’ existing processing fees to determine potential cost savings for existing processors and establish new merchant services accounts for customers who need to begin taking credit cards.  In addition to savings on processing fees, this service offers fraud detection and card security compliance features.

Merchant services are sold primarily through online and email marketing campaigns targeting our customers that accept credit and debit cards.  Once a prospect is identified through these channels, they receive a call from our payment processing processors to complete a cost analysis and close the sale.

Lead Generation Services

We market our Lead Generation services through online advertising and identify contractors primarily using an outbound telesales program based in Jacksonville, Florida.  Homeowners complete an online project questionnaire which describes their home remodeling project. We receive the online lead and send it to local contractors in our database. Some qualified contractors that respond are provided the homeowner’s full contact information and then the contractor works directly with the homeowner to scope the project and to provide cost estimates to the homeowner. We also offer lead generation products through our outbound telesales efforts to small businesses in a variety of industries including home services.

In addition, we offer a Customer Relationship Lead Management system (CRM system) that allows contractors to manage all of their leads and projects in a comprehensive, easy-to-use system.

Our Leads by Web.com product is targeted to customers whose service-based businesses depend on real, qualified prospects. Prospects are identified and contacted via inbound and outbound telesales and, in a smaller, pilot program, by a small direct sales force in three metropolitan areas of the United States. As part of the service, Leads by Web.com researches relevant keywords in the customer’s industry and uses that information to create convincing ads designed to bring traffic to the lead generation website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up. Search engine optimization and pay-per-click (PPC) advertising are also part of this package.

Web.com Search Agency

Based in Scottsdale, Arizona, Web.com Search Agency offers search engine optimization and placement services to customers that want to improve their natural search rankings in popular search engines.  These services are marketed to small businesses through organic search and online marketing. Additionally, these services are cross-sold to our customers through our outbound and inbound telesales teams.

Web.com Search Agency aligns customers’ website code and content with strategic keyword phrase targeting, ultimately assisting a search engine algorithm in understanding and recognizing a website’s keyword focus.   We also sell and manage link building and blogging campaigns for customers as additional strategies to improve search engine rankings and website performance.

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

Solid Cactus Call Center

Solid Cactus Call Center offers ecommerce businesses a ‘virtual office’ customer service solution.  In addition to providing ecommerce products, Solid Cactus Call Center can supply both ecommerce and brick and mortar businesses with a full suite of call center services, including answering services, live chat, and virtual office assistants.  The Solid Cactus Call Center solution can help businesses sell products, resolve customer disputes and build trust, eliminating the guess work and costly overhead associated with hiring in-house customer service employees.

Sale of NetObjects Fusion

On May 26, 2009, we sold our NetObjects Fusion software business for an aggregate of $4.0 million. We no longer consider the NetObjects Fusion license software product core to our predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others. As of December 31, 2010, we have received partial payments totaling $1.1 million in connection with the NetObjects Fusion sale. The remaining $2.9 million of proceeds is scheduled to be paid over the next several years with payments to us being based upon a formula based on estimated revenue, and the balance to be paid by May 26, 2013.

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

•
Billing Module. The billing module enables us to bill our subscription and custom design customers directly or to bill a third-party in the aggregate for its end users. The billing module is integrated with a number of transaction processing tools enabling support for many different payment types.

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

Sales Channels

Sales of Subscription Services

Our sales organization for our subscription web services and products comprises several distinct sales channels, including:

Outbound and Inbound Telesales. The organizations with which we have strategic marketing relationships provide us with lists of their small business clients who meet a broad set of criteria. We also acquire lead lists directly from other third parties. We analyze these customer lists to determine which of these customers best match our criteria for long-term clients. Our sales specialists call these prospective customers during regular business hours to discuss their web services needs. We believe the brand and affinity relationship these prospective customers have with the parties with which we have strategic marketing relationships enhances our ability to reach a decision maker, make a presentation, have our offer considered, and close the sale during the initial call. In addition, we maintain a separate team of sales specialists specifically focused on responding to inbound inquiries generated by programs initiated by us and the organizations with which we have strategic marketing relationships. We and these organizations employ a mix of e-mail, direct mail, website, and other marketing efforts to help promote our services to prospective clients.

Following the acquisition of Register.com, we now employ a sales strategy to upsell/cross-sell Web.com services to current domain customers.  Because of Register.com’s focus on domain name sales, we believe many of Register.com’s current customers are potential candidates for Web.com services such as website design, search engine optimization, search engine marketing, ecommerce and lead generation services.  We intend to offer our products and services to the Register.com base through inbound and outbound telesales.

As of December 31, 2010, we had 424 employees in our outbound and inbound telesales units located in our sales centers in Spokane, Washington; Manassas, Virginia; Jacksonville, Florida; Atlanta, Georgia; Scottsdale, Arizona; Shavertown, Pennsylvania; Barrie, Ontario; Yarmouth, Nova Scotia; and Halifax, Nova Scotia. With the benefit of having conducted several years of outbound and inbound telesales activities, we have significant management, business process, training, and product expertise within our sales team. Additionally, we employ practices designed to optimize the management of our employees and increase their sales performance.

Online Channel. We promote our services through the Register.com, Web.com, Leads.com, RenovationExperts.com, 1ShoppingCart.com, SolidCactus.com, Submitawebsite.com, Logoyes.com and Globenetix.com websites. To drive prospects to our sites, we engage in online marketing and advertising campaigns, and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including our products on their websites and by including our services in their ongoing marketing and promotional efforts with their customers.

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

Feet on the Street  We are testing a direct sales, “feet on the street” sales initiative in three geographic markets – New York, Houston and Phoenix—and expect to add a fourth market in 2011.  We believe it has the potential to build deeper relationships with customers and improve the likelihood of customer success – which has a favorable impact on customer retention. At present, this sales initiative is focused on selling our Leads by Web.com product.

Strategic Marketing Relationships

A key part of our sales strategy is to leverage the brand and distribution of organizations with which we have strategic marketing relationships to sell our Web services and products. We have developed strategic marketing relationships with well-known, brand name companies. We create sales material with each of these organizations, highlighting our Web services and products while also leveraging their brand. Then, on behalf of these companies, we initiate programs where our sales representatives directly contact their small business customers using telesales solicitation, direct mail, and online contact.

We offer a number of benefits to the companies with whom we have established strategic marketing relationships. First, they are able to increase their revenue through the marketing fees paid by us. Second, we allow these companies to offer a comprehensive solution for delivering Web services to their small business customers. This can result in increased loyalty of their customer base and an overall strengthening of their customer relationships. Third, by providing our Web services to their customers through us, we enable them to differentiate their offering from that of their competitors.

Marketing

We engage in a variety of marketing activities to increase awareness of our services and products, to sell additional services and products to our existing customer base, and to enhance the value we provide to small business entities. Our marketing activities include:

•	Targeted e-mail and direct response campaigns to prospects and customers;

•	Search engine and other online advertising;

•	Electronic customer newsletters;

•	Websites: Web.com, Register.com, Leads.com, 1ShoppingCart.com, Renovationexperts.com, SolidCactus.com, Logoyes.com; Submitawebsite.com and Globenetix.com;

•	Online customer tutorials; and

•	Affiliate programs.

Customers

We generally target small businesses that are primarily focused on regional or local markets. We seek to create long-term relationships with our customers, who cover a diverse set of industries and geographies in the United States. As of December 31, 2010, we had approximately 954,000 subscribers.

We also target small businesses with significant monthly spending on local print yellow pages advertising. We seek to create long-term relationships with these businesses by helping them locate new customers at a significantly lower cost per lead compared to traditional print yellow pages marketing campaigns.

Third-Party Providers

We offer some of our services to our customers through third-party technology vendors, which enables us to expand our services and create additional revenue opportunities.

We do not have long-term contracts with any of these third parties. Accordingly, we or any of these providers can terminate the relationship at any time, for any reason or no reason, on short notice, often as little as 30 days. If any of these relationships terminate, we may need to seek an alternative provider of services or develop the covered services independently.

Competition

The market for Web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, website designers, domain name registrars, Internet service providers, Internet search engine providers, local business directory providers, ecommerce service providers, lead generation companies and hosting companies. These competitors may have greater resources, more brand recognition, and larger installed bases of customers than we do, and we cannot ensure that we will be able to compete favorably against them.

We believe the principal competitive factors in the small business segment of the Web services and online marketing and lead generation industry include:

•	Value, breadth and flexibility of the service offerings;

•	Ability to reference strategic partners;

•	Brand name and reputation;

•	Price;

•	Quality of customer support;

•	Speed of customer service;

•	Ease of implementation, use, and maintenance; and

•	Industry expertise and focus.

Intellectual Property

Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2010, we owned 22 issued U.S. patents. We also have several additional patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third-party contractors to help develop our software and to design websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third-party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

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

We license, or lease from others, many technologies used in our services. We expect that we and our customers could be subject to third-party infringement claims as the number of websites and third-party service providers for Web-based businesses grows. Although we do not believe that our technologies or services infringe on the proprietary rights of any third parties, we cannot ensure that third parties will not assert claims against us in the future or that these claims will not be successful.

Employees

As of December 31, 2010, we had a total of 1,148 employees.  None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. Most recently, we completed the acquisition of Register.com LP in July 2010, our largest acquisition to date. Integrating Register.com LP, or any businesses or assets we may acquire in the future, could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully identify appropriate acquisition targets or to manage and integrate recent acquisitions, or any future acquisitions, could seriously harm our business.

We may not realize the anticipated benefits from an acquisition.

Acquisitions involve the integration of companies that have previously operated independently. We expect that acquisitions may result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We cannot be certain, however, that we will be able to realize increased revenue, cost savings or other benefits from any acquisition, or, to the extent such benefits are realized, that they are realized timely or to the same degree as we anticipated. Integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. We may integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with integrating an acquisition’s service and product offering into ours, or with integrating an acquisition’s operations into ours, could have a material adverse effect on the combined company and the market price of our common stock.

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

In July 2010, we entered into debt financing arrangements totaling $115 million all of the proceeds of which were used to complete the acquisition of Register.com. At December 31, 2010, $103 million of debt remains outstanding.  Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Most of our Web services are sold on a month-to-month basis, and if our customers are unable or choose not to subscribe to our Web services, our revenue may decrease.

A significant portion of our Web service offerings are sold pursuant to month-to-month subscription agreements and our customers generally can cancel their subscriptions to our Web services at any time with little or no penalty.

Historically, we have experienced a high turnover rate in our customer base. For the years ended December 31, 2010 and 2009, 45% and 35%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. The turnover rate calculations do not include any acquisition related customer activity.

While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on small businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small businesses. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our financial performance.

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

Under applicable accounting, we allocate the total purchase price of a particular acquisition to an acquired company’s net tangible assets, and intangible assets based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors, among others, could result in material charges that would adversely affect our financial results:

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

Though we were profitable for the years ended December 31, 2006, 2007 and 2009, we were not profitable for the year ended December 31, 2010 and 2008 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2006, and 2007 and 2009, we have not historically been profitable, were not profitable for the years ended December 31, 2010 and 2008, and may not be profitable in future periods.  As of December 31, 2010, we had an accumulated deficit of approximately $157.9 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 9% of our new customers in the year ended December 31, 2010 were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote significant additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

Due to our limited operating history, our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

•	our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ requirements;

•	the renewal rates and renewal terms for our services;

•	changes in our pricing policies;

•	the introduction of new services and products by us or our competitors;

•	our ability to hire, train and retain members of our sales force;

•	the rate of expansion and effectiveness of our sales force;

•	technical difficulties or interruptions in our services;

•	general economic conditions;

•	additional investment in our services or operations;

•	ability to successfully identify acquisition targets and integrate acquired businesses and technologies; and

•	our success in maintaining and adding strategic marketing relationships.

These factors and others all tend to make the timing and amount of our revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than we have experienced historically.

Additionally, in light of current global and U.S. economic conditions, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. The results of one quarter may not be relied on as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

We must be able to operate the systems that manage our network around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services that we provide to some or all of our customers. In the past, we have experienced periodic interruptions in service. We have also experienced, and in the future we may again experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

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

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia: Jacksonville, Florida: Secaucus, New Jersey and Ontario, Canada. We obtain Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.

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

As a result of the anticipated increase in competition in our market, and the likelihood that some of this competition will come from companies with established brands, we believe brand name recognition and reputation will become increasingly important. Our strategy of relying on third-party strategic marketing relationships to find new customers may impede our ability to build brand awareness, as our customers may wrongly believe our Web services and products are those of the parties with which we have strategic marketing relationships. If we do not continue to build brand awareness quickly, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.

We face intense and growing competition. If we are unable to compete successfully, our business will be seriously harmed.

The market for our Web services and products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of company types, including:

•	Website design and development service and software companies;

•	Internet service providers and application service providers;

•	Internet search engine providers;

•	Local business directory providers;

•	Website domain name providers and hosting companies; and

•	ecommerce platform and service providers.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their services and products than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than anticipated or decline and our business could be harmed.

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

Our success depends on a significant number of small business outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our Web services and products is relatively new and untested. Custom website development has been the predominant method of Internet enablement, and small businesses may be slow to adopt our template-based Web services and products. Further, if small businesses determine that having an online presence is not giving their businesses an advantage; they would be less likely to purchase our Web services and products. If the market for our Web services and products fails to grow or grows more slowly than we currently anticipate, or if our Web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2011 will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Select Market, either of which would harm our stock price.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, as a result of the acquisition of Register.com LP, we have entered into debt arrangements for a total of $115 million, of which $103 million remained outstanding at December 31, 2010. Financial market disruption and general economic conditions in which the credit markets are severely constrained and the depressed equity markets may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns a 32,780 square foot building in Spokane, Washington, in which a Web services sales center is located.  In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	New York, NY	17,100	September 2011
ecommerce operations center	Barrie, Ontario, Canada	8,301	May 2012
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	August 2014
Search Engine Optimization operations center	Scottsdale, AZ	8,280	March 2011
Technology administrative center	Atlanta, GA	10,235	December 2015
ecommerce operations center	Shavertown, PA	15,641	March 2013

Item 3. Legal Proceedings.

On January 20, 2010, our subsidiary Register.com, Inc. (“Register.com”) was sued by Baidu, Inc. in the United States District Court for the Southern District of New York in a case captioned Baidu, Inc. v. Register.com, No. 10 Civ. 444 (DC).  Baidu alleged that, due to the misconduct by an alleged cyber-criminal in obtaining unauthorized access to Baidu’s account with Register.com, Register.com was responsible for damages resulting from disruption of the operation of Baidu’s website.  Baidu alleged that it suffered millions of dollars of lost revenue due to this disruption of its website, but no specific damages were alleged in the complaint.  Register.com disputed the allegations in the complaint.  On October 22, 2010, Register.com entered into a confidential agreement with Baidu to settle the matter and the underlying complaint was dismissed on December 6, 2010.

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

The parties in the approximately 300 coordinated cases, including the parties in Register.com’s case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Register.com.  On October 6, 2009, the Court granted final approval to the settlement.  Two appeals are proceeding.  Plaintiffs have moved to dismiss both appeals.  Four additional appeals that had been filed have been withdrawn.  We intend to continue to defend the action vigorously if the settlement does not survive the appeal.  Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. We have notified our underwriters and insurance companies of the existence of the claims. We presently believe, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations, liquidity or financial position.

In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes.  We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at December 31, 2010.  In addition, there were no material legal matters for which an estimate could not be made.

 Item 4. (Removed and Reserved)

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since October 27, 2008, our common stock has been listed on the NASDAQ Global Market under the symbol “WWWW”. Prior to such time, since November 1, 2005, our common stock has been listed on the NASDAQ Global Market under the symbol “WSPI”. Prior to November 1, 2005, there was no public market for our common stock.  On January 3, 2011, our common stock began trading on the NASDAQ Global Select Market under our “WWWW” symbol.  The following table sets forth the high and low stock prices of our common stock for the last two fiscal years as reported on the NASDAQ Global Market.

	2010		2009
	High	Low	High	Low
First Quarter	$6.87	$4.46	$4.07	$2.30
Second Quarter	$5.52	$3.47	$5.88	$3.10
Third Quarter	$5.81	$3.25	$7.93	$5.15
Fourth Quarter	$8.97	$5.41	$7.89	$5.60

The closing price for our common stock as reported by the NASDAQ Global Select Market on March 7, 2011 was $12.98  per share. As of March 7, 2011, there were approximately 541 stockholders of record of our common stock, not including those shares held in street or nominee name.

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

Issuer Purchases of Equity Securities

On September 4, 2008, we announced that our Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over the next eighteen months. On March 3, 2010, the Board of Directors extended the repurchase program for an additional twelve months  The Company did not repurchase any outstanding common shares during the year ended December 31, 2010.  No additional shares were repurchased from January 1, 2011 through the expiration of the program, which was March 2, 2011.

.

Item 201 (e). Performance Graph.

The following graph shows the total stockholder return as of the dates indicated of an investment of $100 in cash on November 2, 2005 (the date the Company’s common stock was first publicly traded) for (i) the Company’s common stock, (ii) the Nasdaq Composite Index  (iii) the RDG Internet Composite Index and (iv) the Company’s Peer Group. All values assume reinvestment of the full amount of any dividends, however, no dividends have been declared on our common stock to date. The stock price performance on the graph below is not necessarily indicative of future performance.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2010(1-3)	2009(2)(3)	2008(4)	2007(6)	2006(3)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$120,289	$106,489	$120,114	$80,084	$48,456
(Loss) income from operations	(14,536)	(93)	(97,077)	1,618	1,482
Net income (loss) from continuing operations	(6,648)	1,569	(96,380)	1,479	7,082
Income (loss) from discontinued operations	116	1,040	170	(121)	1,515
Net income (loss) attributable to common stockholders	(6,532)	2,609	(96,210)	1,358	8,597
Basic net income (loss) from continuing operations attributable per common share	$(0.26)	$0.06	$(3.52)	$0.08	$0.42
Basic net income (loss) from discontinued operations attributable per common share	$-	$0.04	$0.01	$(0.01)	$0.09
Basic net income (loss) attributable per common share	$(0.26)	$0.10	$(3.51)	$0.07	$0.51
Diluted net income (loss) from continuing operations attributable per common share	$(0.26)	$0.06	$(3.52)	$0.07	$0.36
Diluted net income (loss) from discontinued operations attributable per common share	$-	$0.04	$0.01	$(0.01)	$0.08
Diluted net income (loss) attributable per common share	$(0.26)	$0.10	$(3.51)	$0.06	$0.44
Basic weighted average common shares outstanding	25,515	25,312	27,398	19,802	16,778
Diluted weighted average common shares outstanding	25,515	26,985	27,398	22,224	19,430

	As of December 31,
	2010(1-3)	2009(2)(3)	2008(4)	2007(6)	2006(3)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,307	$39,427	$34,127	$29,746	$42,155
Working (deficiency) capital (5)	$(22,133)	$32,171	$23,971	$16,525	$39,534
Total assets	$299,489	$122,885	$122,495	$235,013	$93,360
Long-term note payable and obligations under capital leases	$93,623	$198	$—	$59	$194
Accumulated deficit	$(157,937)	$(151,405)	$(154,014)	$(57,804)	$(59,162)
Total stockholders’ equity	$103,607	$103,696	$99,293	$196,431	$83,956

(1)
The 2010 Consolidated Statement of Operations and Consolidated Balance Sheet data above includes the acquisition of Register.com LP from July 30, 2010 through December 31, 2010 and as of December 31, 2010, respectively.  For information on the unaudited pro forma combined condensed statement of operations for the two years ended December 31, 2010, see Note 7, Business Combinations.

(2)	See Note 7, Business Combinations, to the Consolidated Financial Statements for information regarding businesses acquired during the years ended December 31, 2010 and 2009.
(3)
Included in the net income for the year ended December 31, 2006, 2009, and 2010, respectively, is a tax benefit of $3.2 million, $1.4 million, and $16.6 million, respectively, which was the result of a reduction in the deferred tax asset valuation allowance.

(4)
Included in the net loss for the year ended December 31, 2008 is a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of the Company’s stock price during the fourth quarter of 2008.

(5)
The working capital deficiency at December 31, 2010 is due to the current portion of deferred revenue increase of $30.5 million primarily arising from the acquisition of Register.com LP on July 30, 2010.  In addition, cash and cash equivalents has decreased during the year ended December 31, 2010 due to $20 million of cash that was used to partially fund the acquisition, partly offset by the acquired prepaid registry fees, also a result of the Register.com LP acquisition.

(6)
The Consolidated Statement of Operations and Consolidated Balance Sheet data above includes the acquisition of Web.com from October 1, 2007 through December 31, 2007 and as of December 31, 2007, respectively.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Safe Harbor

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this discussion, especially under the captions “Variability of Results” and “Factors That May Affect Future Operating Results” in this Form 10-K. Generally, the words “anticipate”, “expect”, “intend”, “believe”, “plan”, “will” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-K are made as of the filing date of this Form 10-K with the Securities and Exchange Commission, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

Overview

We are a leading provider of domain names, online marketing and e-Commerce for small businesses. We meet the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including website design, domain name registration, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, ecommerce website design and call center services. Our primary service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include domain name registration, website design and publishing, online marketing and advertising, search engine optimization, search engine submission, lead generation, hosting and email solutions, and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities, such as ecommerce solutions and other sophisticated online marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. As the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

On July 30, 2010, we completed the acquisition of Register.com LP for total consideration of $135.1 million.  Register.com LP offers domain registration and a wide array of website design and web hosting services from “Do It Yourself” tools to fully customized offerings, targeted primarily to small businesses.  We believe that the acquisition of Register.com LP provides highly complementary products, sales channels and operating capabilities.  With approximately 787,000 subscribers acquired, Register.com LP represents a substantial cross- and up-sell opportunity for us.  The Company determined that the operations of Register.com LP are considered Web products and services and therefore, no change to our operating segment resulted.  See Note 7, Business Combinations, for additional information on the acquisition.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. The Register.com LP acquisition enabled us to increase our total subscribers to approximately 954,000 at December 31, 2010, compared to total subscribers of 275,000 as of December 31, 2009.  We believe we are one of the industry’s largest providers of affordable Web services and products enabling small businesses to have an effective online presence.

We have traditionally sold our Web services and products to customers identified through strategic relationships with established brand name companies that have a large number of small business customers. In the fourth quarter of 2010, we partnered with SuperMedia, the advertising agency for local small-to-medium sized businesses across the United States, to provide greater opportunities for small business customers to develop, support and expand their online presence.  In addition, we have a direct sales force that utilizes leads generated by our strategic marketing relationships to acquire new customers at our sales centers in Spokane, Washington; Atlanta, Georgia; Jacksonville, Florida; Shavertown, Pennsylvania; Yarmouth, Nova Scotia; Halifax, Nova Scotia; Barrie, Ontario; and Scottsdale, Arizona. Our sales force specializes in selling to small businesses across a wide variety of industries throughout the United States and Canada.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as increase our revenue from existing subscribers by executing our cross-sell/upsell strategy with our recently acquired domain name customers from Register.com LP.  We intend to continue to invest in hiring additional personnel, particularly in sales and marketing; developing additional services and products; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offerings and expand our subscriber base.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Net Subscriber Additions

We maintain and grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers. We define net subscriber additions in a particular period as the gross number of new subscribers added during the period, less subscriber cancellations during the period. For this purpose, we only count as new subscribers those customers whose subscriptions have extended beyond the free trial period. Additionally, we do not treat a subscription as cancelled, even if the customer is not current in its payments, until either we have made numerous attempts to contact the subscriber or 60 days have passed since the most recent failed billing attempt, whichever is sooner. In any event, a subscriber’s account is cancelled if payment is not received within approximately 80 days.

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

Monthly Turnover (Churn)

Monthly turnover, or churn, is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the period, divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. In measuring monthly turnover, we use the same conventions with respect to free trials and subscribers who are not current in their payments as described above for net subscriber additions. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan. An increase in monthly turnover may signal deterioration in the quality of our service, or it may signal a behavioral change in our subscriber base. Lower monthly turnover signals higher customer retention.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure each quarter, which we define as subscription revenue divided by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period. Average revenue per subscriber is the key metric that allows management to evaluate the revenue impact of product pricing and product sales mix trends.

Sources of Revenue

We derive our revenue from sales of a variety of services to small businesses, including web design, domain name registration, online marketing, search engine optimization, ecommerce solutions, logo design and home contractor lead services. Leads are generated through online advertising campaigns targeting customers in need of web design, hosting or online marketing solutions, through strategic partnerships with enterprise partners, or through our corporate websites.

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

For the year ended December 31, 2010, subscription revenue accounted for approximately 98% of our total revenue as compared to 96% and 98% for the years ended December 31, 2009 and 2008, respectively. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

Professional Services Revenue

We generate professional services revenue from custom website design, ecommerce store design, and ”Do It Yourself” logo design. Our custom website design and ecommerce store design work is typically billed on a fixed price basis and over very short periods. Our ”Do It Yourself” logo design is typically billed upon the point-of-sale of the final product, which is created by the customer.

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

Research and Development Expense

Research and development expenses consist primarily of salaries and related expenses for our research and development staff and allocated overhead costs. We have historically focused our research and development efforts on increasing the functionality of the technologies that enable our Web services and lead generation products. Our technology architecture enables us to provide all of our customers with a service based on a single version of the applications that serve each of our product offerings. As a result, we do not have to maintain multiple versions of our software, which enables us to have lower research and development expenses as a percentage of total revenue. We expect that, in the future, research and development expenses will increase as we continue to upgrade and extend our service offerings and develop new technologies.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our computer equipment, software, building and intangible assets recorded due to the acquisitions we have completed.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies and estimates are described in more detail in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

 We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

Thus, we recognize subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual, annual or on a multi-year basis, at the customer’s option. For all of our customers, regardless of the method we use to bill them, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize subscription revenue on a daily basis over the applicable service period. When we provide a free trial period, we do not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to eight years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2010, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. The results of this test determined that goodwill and other indefinite lived intangible assets were not at risk of failing step one and therefore not impaired at December 31, 2010. See Note 9 “Goodwill and Intangible Assets” in the consolidated financial statements for additional information on goodwill and intangible assets.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.  The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed, was allocated to goodwill. Management weighs several factors in determining the fair value of amortizable intangibles, which primarily consists of developed technology, customer relationships, non-compete agreements and trade names, including using third-party valuation experts, valuation studies and other tools in determining the fair value of amortizable intangibles.

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

Results of Operations

The following table presents our selected consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
Subscription	$117,691	$102,166	$117,256
Professional services	2,598	3,323	2,758
Other	—	1,000	100
Total revenue	120,289	106,489	120,114
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	51,371	38,311	42,584
Professional services	1,861	2,081	1,310
Total cost of revenue	53,232	40,392	43,894
Gross profit	67,057	66,097	76,220
Operating expenses:
Sales and marketing	28,678	23,338	28,687
Research and development	10,910	8,477	8,888
General and administrative	24,110	19,140	19,390
Restructuring charges	2,171	1,940	372
Depreciation and amortization	15,724	13,295	13,408
Goodwill and asset impairment	—	—	102,552
Total operating expenses	81,593	66,190	173,297
Net loss from operations	(14,536)	(93)	(97,077)
Interest (expense) income, net	(2,832)	233	822
(Loss) income before income taxes from continuing operations	(17,368)	140	(96,255)
Income tax benefit (expense)	10,720	1,429	(125)
Net (loss) income from continuing operations	(6,648)	1,569	(96,380)
Discontinued operations
(Loss) income from discontinued operations, net of tax	(9)	232	170
Gain on sale of discontinued operations, net of tax	125	808	—
Income from discontinued operations, net of tax	116	1,040	170
Net (loss) income	$(6,532)	$2,609	$(96,210)

Comparison of Years Ended December 31, 2010 and 2009

The following table sets forth our key business metrics for the year ended December 31, 2010 and 2009:

	2010*	2009
	(in thousands, except for percentages and dollar amounts)
Net subscriber (reductions) additions	(21,067)	9,368
Churn	2.2%	3.6%
Average revenue per subscriber	$20.30	$31.67

*The metrics for the year ended December 31, 2010 include the operating results of Register.com, LP from July 30, 2010 through December 31, 2010.

Revenue
	For the Year Ended December 31,
	2010	2009
	(in thousands)
Revenue:
Subscription	$117,691	$102,166
Professional services	2,598	3,323
Other	-	1,000
Total revenue	$120,289	$106,489

Total revenue increased 13% to $120.3 million in the year ended December 31, 2010 from $106.5 million in the year ended December 31, 2009 primarily due to a $22.3 million increase from the Register.com LP acquisition that was completed in July 2010.  Excluding Register.com LP, revenue declined $8.5 million primarily due to lower average revenue per subscriber during the current year ended.

Subscription Revenue. Subscription revenue increased 15% during the year ended December 31, 2010 to $117.7 million.  Excluding the $22.3 million increase to revenue from the Register.com LP acquisition, there was a 7% decline in subscription revenue primarily due to lower average revenue per subscriber.   The average revenue per subscriber (excluding Register.com LP) was $28.66 during the year ended December 31, 2010, compared to $31.67 for the year ended December 31, 2009.  The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products.  In addition, there was a decline in revenues from our higher revenue customers from the contractor-focused lead generation business due to the difficult economic environment.  During the fourth quarter ended December 31, 2010, the Register.com LP pro forma average revenue per subscriber was $9.34.  This is adjusted for the unfavorable $7.3 million impact of amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date.  The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP.  The unfavorable impact to the Company’s revenue will decline on a monthly basis as the acquired deferred revenue becomes fully recognized.

Net subscribers (including Register.com LP subscribers from July 30, 2010 through December 31, 2010) decreased 21,067 during the year ended December 31, 2010, compared to an increase of 9,368 in the year ended December 31, 2009.  However, due to a continued downward trend in average monthly churn as well as the acquisition of Register.com LP’s lower churning significant customer base, the average monthly turnover decreased to 2.2% in the year ended December 31, 2010 from 3.6% in the year ended December 31, 2009.  The current economic conditions resulted in a decrease in gross subscriber additions from 139,521 during the year ended December 31, 2009 to 117,264 during the year ended December 31, 2010.

 Professional Services Revenue. Professional services revenue decreased 22% to $2.6 million in the year ended December 31, 2010 from $3.3 million in the year ended December 31, 2009.  The Register.com LP acquisition did not impact professional services during the year ended December 31, 2010.  Professional services revenue decreased primarily due to lower search engine optimization and custom design services.

Other Revenue.  Other revenue during the year ended December 31, 2009 included $1.0 million from the sale of a perpetual license for the use of our patents.

Cost of Revenue

	For the Year Ended December 31,
	2010	2009
Cost of revenue:	(in thousands)
Subscription	$51,371	$38,311
Professional services	1,861	2,081
Total cost of revenue	$53,232	$40,392

Cost of Subscription Revenue. Cost of subscription revenue increased 34% during the year ended December 31, 2010 compared to the same prior year period.  The acquisition of Register.com LP contributed $12.8 million of the overall $13.1 million increase.  Our gross margin on subscription revenue declined to 56% during the year ended December 31, 2010 from 63% during the year ended December 31, 2009.  Excluding Register.com LP, gross margin was 60% during the year ended December 31, 2010. Lower average revenue per subscriber discussed above as well as increased online search optimization marketing expense contributed to the decreased gross margin as we have chosen to maintain a certain level of capacity and not reduce costs in anticipation of future revenue growth.  Gross margin from the Register.com LP operations was 42% during the period of July 30, 2010 through December 31, 2010.  The lower gross margin was primarily due to the fact that we are amortizing deferred revenue based on the fair value calculated at the acquisition date which was approximately 50 % lower than the historical basis of Register.com LP.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 11% to $1.9 million in the year ended December 31, 2010 from $2.1 million in the year ended December 31, 2009.  Gross margin on professional services revenue decreased to 28% for the year ended December 31, 2010 as compared to 37% for the year ended December 31, 2009.  The decline was primarily due to certain employee related costs remaining fixed while revenue declined year over year.

Operating Expenses

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Operating expenses:
Sales and marketing	$28,678	$23,338
Research and development	10,910	8,477
General and administrative	24,110	19,140
Restructuring charges	2,171	1,940
Depreciation and amortization	15,724	13,295
Total operating expenses	$81,593	$66,190

Sales and Marketing Expenses. Sales and marketing expenses increased 23% and were 24% of total revenue during the year ended December 31, 2010, up from $23.3 million or 22% of revenue during the year ended December 31, 2009.  The acquisition of Register.com LP contributed $7.4 million of additional sales and marketing expenses during  the year ended December 31, 2010.  Excluding Register.com LP, sales and marketing expense decreased $2.1 million due to lower compensation and benefits expense of  $2.6 million during the year ended December 31, 2010, partly offset by  a $0.8 million increase in online advertising to promote our products and services.

 Research and Development Expenses. Research and development expenses increased 29% to $10.9 million, or 9% of total revenue, during the year ended December 31, 2010 up from $8.5 million or 8% of total revenue during the year ended December 31, 2009.  Excluding the $2.2 million increase from Register.com LP in 2010, research and development costs increased by $0.2 million from higher employee compensation and benefit costs.

General and Administrative Expenses. General and administrative expenses increased 26% to $24.1 million, or 20% of total revenue, during the year ended December 31, 2010, up from $19.1 million or 18% of total revenue during the year ended December 31, 2009.  The acquisition of Register.com LP increased general and administrative costs by $1.7 million during July 30, 2010 through December 31, 2010.  The additional increase of $3.3 million during the year ended December 31, 2010 was due to $2.9 million acquisition-related professional fees, a $1.1 million increase in compensation related expense and the absence of favorable reserve adjustments that were recorded in 2009.  This was partly offset by $1.2 million of lower legal and consulting fees during 2010 due to the absence of costs associated with the sale of a perpetual license incurred in 2009 and a decrease in bad debt expense of $0.2 million.

Restructuring charges. Restructuring charges increased 12% during the year ended December 31, 2010 to $2.2 million from $1.9 million during the year ended December 31, 2009.  The 2010 restructuring charges are primarily for employee-related termination costs and relocation expenses stemming from the Register.com LP acquisition.  During the year ended December 31, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs in connection with the completion of the integration of the Web.com acquisition in September 2007, of which $1.2 million was stock compensation expense.  See Note 8. Restructuring Charges, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 18% to $15.7 million during the year ended December 31, 2010 up from $13.3 million during the comparable prior year period.  Amortization of intangible assets from the Register.com LP acquisition contributed $2.4 million of the higher expense in 2010 and depreciation expense related to acquired property and equipment added another $0.3 million.  This was slightly offset by certain intangible assets from prior acquisitions becoming fully amortized.

Goodwill and Asset Impairment. During the years ended December 31, 2010 and 2009, based on our annual impairment test of goodwill and other indefinite-lived intangible assets, there were no indicators of impairment.

Net Interest (Expense) Income. Net interest expense of $2.8 million during the year ended December 31, 2010 is primarily from the term loan, credit facility and seller note issued to finance the acquisition of Register.com LP.  In addition, amortization of deferred financing fees contributed $0.6 million of the total interest expense.  Interest income of $0.2 million from cash and cash equivalents reduced the net interest expense during the year ended December 31, 2010 and remained relatively flat when compared to the same prior year period.

Income tax benefit (expense). We recorded a net tax benefit of $10.7 million during the year ended December 31, 2010, of which $8.0 million was associated with the release of our pre-acquisition deferred tax valuation allowances.  As a result of the acquisition of Register.com LP, we determined that some of our pre-existing deferred tax assets will more likely than not be realized by the combined entity through the reversal of the deferred tax liabilities acquired from Register.com LP.  ASC 805-740 requires that changes in an acquirer’s valuation allowance stemming from a business combination should be recognized as an element of income tax (expense) benefit.  In addition, foreign income not taxed in the United States represented an income tax benefit of $1.1 million. State income taxes, net of the federal benefits created an additional income tax benefit of $0.8 million.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the year ended December 31, 2010, we recorded a gain of $125 thousand from proceeds received based on the terms in the NetObjects Fusion sales agreement and a net loss from operations of $9 thousand.  The same prior year period included a gain of $0.8 million from the sale and $0.2 million of net income from operations.

Outlook.

We believe the Company has the potential to accelerate revenue growth as we increase Web.com's investments in sales and marketing and execute our cross-sell/upsell strategy with our recently acquired domain name customers. As we continue to integrate our operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value.  We expect strong operating cash flows that will be used to pay down debt and potentially fund incremental marketing investments.  We expect to drive increasing average revenue per subscriber through our cross-sell/upsell activities but continue to expect net subscriber losses in the near term.  As we complete various marketing tests and begin to fund marketing investments, we expect to drive sequential net subscriber growth later in 2011.  As the impact of the fair market value adjustment to deferred revenue acquired in the Register.com transaction decreases over the course of 2011, we expect to see gross margins improving.

Comparison of Years Ended December 31, 2009 and 2008

Total revenue decreased 11% to $106.5 million in the year ended December 31, 2009 from $120.1 million in the year ended December 31, 2008. Total revenue during the year ended December 31, 2009 declined primarily due to decreases in our average revenue per subscriber as compared to the same period of the prior year.

Subscription Revenue. Subscription revenue decreased 13% to $102.2 million in the year ended December 31, 2009 from $117.3 million in the year ended December 31, 2008. Subscription revenue decreased approximately $17.5 million primarily due to decreases in our average revenue per subscriber as compared to the prior year, which was slightly offset by additional revenue of $3.2 million from the acquisition of Solid Cactus. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our “Do It Yourself” website building and hosting products as well as a reduction in spending by our enterprise partner subscribers.

Net subscribers increased 9,368 during the year ended December 31, 2009, compared to an increase of 2,393 in the year ended December 31, 2008. The average monthly turnover decreased to 3.6% in the year ended December 31, 2009 from 4.0% in the year ended December 31, 2008. Due to the current economic conditions and lower marketing spending, gross subscriber additions were down from 150,017 during the year ended December 31, 2008 to 139,521 during the year ended December 31, 2009.

Professional Services Revenue. Professional services revenue increased 20% to $3.3 million in the year ended December 31, 2009 from $2.8 million in the year ended December 31, 2008. Professional services revenue increased approximately $1.9 million from the additional service offerings of ecommerce store design and logo design that were acquired as part of our Solid Cactus acquisition, which was partially offset by a decrease of $915 thousand and $348 thousand in search engine optimization services and custom design services, respectively.

Other Revenue. Other revenue increased to $1.0 million in the year ended December 31, 2009 from $100 thousand in the year ended December 31, 2008. This revenue was earned by the sale of a perpetual license for the use of our patents.

Cost of Revenue

Cost of Subscription Revenue. Cost of subscription revenue decreased 10% to $38.3 million in the year ended December 31, 2009 from $42.6 million in the year ended December 31, 2008. During the year ended December 31, 2009, we reduced costs by approximately $4.3 million, driven by the decline of our subscription revenue and offset by additional expense of $1.7 million due to the revenue associated with the acquisition of Solid Cactus. In addition, as a lesser percentage of our sales came from our strategic marketing relationships, fees related to these relationships decreased by $1.6 million during the year ended December 31, 2009. Our gross margin on subscription revenue declined slightly to 63% during the year ended December 31, 2009 from 64% during the year ended December 31, 2008.

Cost of Professional Services Revenue. Cost of professional services revenue increased 59% to $2.1 million in the year ended December 31, 2009 from $1.3 million in the year ended December 31, 2008. The increase was primarily the result of the additional costs of approximately $1.1 million related to the ecommerce store design revenue, which was partially offset by a reduction of $305 thousand in payroll expenses. Gross margin on professional services revenue decreased to 37% for the year ended December 31, 2009 as compared to 53% for the year ended December 31, 2008. The decrease of gross margin was a result of the lower gross margins of our new offerings due to the Solid Cactus acquisition.

Operating Expenses

Sales and Marketing Expenses. Sales and marketing expenses decreased 19% to $23.3 million, or 22% of total revenue, during the year ended December 31, 2009 from $28.7 million, or 24% of total revenue, during the year ended December 31, 2008. The decrease of $5.3 million in sales and marketing expenses was primarily the result of a reduction in online marketing spending during the year, as well as, a reduction in sales resources. Specifically, we experienced reductions in marketing and advertising expense of $2.7 million and employee compensation and benefits expense of $3.0 million, which was offset slightly by costs or $744 thousand associated with our acquisition of Solid Cactus.

 Research and Development Expenses. Research and development expenses decreased 5% to $8.5 million, or 8% of total revenue, during the year ended December 31, 2009 from $8.9 million, or 7% of total revenue, during the year ended December 31, 2008. During the year ended December 31, 2009, there was an overall decrease in employee compensation and benefits expense totaling $492 thousand, in addition to the reduction of costs associated with subcontracted labor totaling $133 thousand, which were offset in part by costs of $217 thousand associated with our 2009 acquisition of Solid Cactus.

General and Administrative Expenses. General and administrative expenses decreased 1% to $19.1 million, or 18% of total revenue, during the year ended December 31, 2009 from $19.4 million, or 16% of total revenue, during the year ended December 31, 2008. Although costs remained relatively consistent during the year ended December 31, 2009, the Company had increases for additional legal expenses of $436 thousand, which were primarily associated with the sale of a perpetual license, in addition to, increases in employee compensation and stock compensation of $732 thousand. The Company also had additional expenses of $865 thousand due to the costs associated with our acquisition of Solid Cactus. These increases in general and administrative expenses were reduced by reserve adjustments of $987 thousand that the Company determined are no longer probable due to the expiration of the statute of limitations and other legal resolutions. In addition, due to current economic conditions, we proactively reduced our overall general and administrative expenses.

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

Goodwill and Asset Impairment. During the year ended December 31, 2009, based on our annual impairment test of goodwill and other indefinite lived intangible assets, there were no indicators of impairment. However, during the year ended December 31, 2008, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined there was an impairment. The Company recorded a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of our stock price during the fourth quarter of 2008.

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

 Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in thousands):

	2010	2009	2008

Net Cash Provided by Operating Activities	$15,751	$14,296	$16,166
Net Cash Used in Investing Activities	(133,069)	(4,068)	(4,880)
Net Cash Provided by (Used in) Financing Activities	94,198	(4,928)	(6,905)

Change in Cash and Cash Equivalents	$(23,120)	$5,300	$4,381

Comparison of Years Ended December 31, 2010 and 2009

Cash Flows
As of December 31, 2010, we had $16.3 million of cash and cash equivalents and a negative $22.1 million in working capital, as compared to $39.4 million of cash and cash equivalents and $32.2 million in working capital as of December 31, 2009.  The decrease in working capital during the year is primarily due to an increase of $31.4 million of current deferred revenue acquired from the Register.com LP acquisition.  In addition, the current portion of long term debt increased $9.5 million from the term loan that was issued in 2010.

Net cash provided by operations for the year ended December 31, 2010 increased 10%, or $1.5 million, compared to the year ended December 31, 2009.  The increase was primarily due to higher operating cash flows driven by the acquisition of Register.com LP, offset by acquisition-related costs including restructuring charges and transaction costs.

Net cash used in investing activities in the year ended December 31, 2010 was $133.1 million as compared to $4.1 million in 2009.  We acquired Register.com LP for $130.1 million in July 2010.  The total purchase price was $135.1 million, of which a $5 million note payable with the seller remains outstanding at December 31, 2010.  In an unrelated transaction, we also acquired a customer base at a cost of $1.4 million during the year ended December 31, 2010.  Property and equipment purchases were $1.7 million for the year ended December 31, 2010 compared to $1.1 million for the same prior year period.

Net cash provided by financing activities included $110 million of proceeds from the term loan and revolving credit facility issued to finance the purchase of Register.com LP. Financing costs of $5.3 million were incurred in conjunction with the debt issuance. Subsequent to the acquisition, $12 million of principal payments were made during the year ended December 31, 2010, of which, $9.8 million was a prepayment not required under the terms of the debt agreement.  Proceeds from the exercise of stock options of $1.8 million were received and payments of capital lease obligations of $0.3 million were made during the year ended December 31, 2010.  We purchased 11,134 shares of common stock for $53 thousand for required tax withholding upon the vesting of restricted shares during 2010. These shares were not repurchased under the repurchase plan dated September 4, 2008. During the year ended December 31, 2009, we repurchased approximately 1.5 million shares of our common stock and options to purchase 225,000 shares of our common stock for approximately $5.7 million and paid $641 thousand for debt obligations we assumed as part of the Solid Cactus acquisition.  In addition we received proceeds of $1.4 million from the exercise of stock options in 2009.

Long-term debt
On July 30, 2010, we entered into a Credit Facility Agreement (“Credit Agreement”) with the Royal Bank of Canada and issued a $95 million five year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP, of which a total of $98 million was outstanding at December 31, 2010.  The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015.  Approximately 52 percent of the term loan and revolving credit facility has been hedged with an interest rate swap that fixes 1-month LIBOR at 0.74 percent.

In addition, on July 30, 2010, we issued a $5 million note payable to the sellers of Register.com LP. The note payable bears interest at a rate of 5 percent with interest payments made on a quarterly basis and matures on July 30, 2015.

Debt Covenants
The Credit Agreement requires that we pay an additional principal amount equal to fifty percent of any excess cash flow, as defined in the Credit Agreement, for such year. The required percentage of excess cash flow shall be reduced to thirty-three percent if the Consolidated Leverage Ratio is reduced to 1.5 to 1. The Consolidated Leverage Ratio is defined as consolidated debt divided by Covenant EBITDA (see Note 12, Long-Term Debt, for additional information). For the year ended December 31, 2011 only, the required excess cash flow payment shall be reduced by $7.5 million. Excess cash flow payments are due within ninety-five days of each year end, commencing with the year ended December 31, 2011.

The Credit Agreement also requires that we maintain a specified Consolidated Fixed Charge Coverage Ratio which is defined as Covenant EBITDA divided by consolidated fixed charges. Consolidated fixed charges include consolidated interest expense and scheduled debt payments made in a given period.  For purposes of determining the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, consolidated Covenant EBITDA is defined in the Credit Agreement for the fiscal quarters ended September 30, 2010, June 30, 2010 and March 31, 2010 as $10.2 million, $10 million and $8.5 million, respectively.  The combined entity that includes Register.com LP did not exist until the acquisition on July 30, 2010; therefore these amounts were stated in the Credit Agreement so that the debt covenants can be calculated based on a trailing 12-month basis.  Covenant EBITDA for the quarterly period ended December 31, 2010 was $9.1 million.  The consolidated debt and interest payments used in the covenant calculation below were $103.0 million and $14.9 million, respectively.

The covenant calculations as of December 31, 2010, are calculated on a trailing 12-month basis:

		Ratio at	Favorable /
Covenant Description	Covenant Requirement	December 31, 2010	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 3.75 to 1	2.72 to 1	1.03
Consolidated Fixed Charge Coverage Ratio	Minimum of 1.85 to 1	2.37 to 1	0.52

In addition to the financial covenants listed above, the term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments.  Substantially all of the Company’s tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.  See Note 12, Long-Term Debt, for additional information.

Comparison of Years Ended December 31, 2009 and 2008

As of December 31, 2009, we had $39.4 million of unrestricted cash and cash equivalents and $32.2 million in working capital, as compared to $34.1 million of cash and cash equivalents and $24.0 million in working capital as of December 31, 2008.

Net cash provided by operations for the year ended December 31, 2009 decreased 12%, or $1.9 million, to $14.3 million from $16.2 million for the year ended December 31, 2008.

Net cash used in investing activities in the year ended December 31, 2009 was $4.1 million as compared to $4.9 million in the year ended December 31, 2008. During the year ended December 31, 2009, we acquired substantially all the assets and select liabilities of Solid Cactus for approximately $3.5 million.  Additionally, we sold our NetObjects Fusion software business and recorded net proceeds of $808 thousand in connection with the initial payment. We also invested approximately $1.1 million in property and equipment and intangible assets. During the year ended December 31, 2008, we acquired certain assets of LogoYes.com and Design Logic, Inc. totaling approximately $4.3 million, including acquisition expenses. We also acquired a customer base at a cost of $1.4 million, which included a $0.4 million  liability for service to be provided to the acquired customers. We received proceeds from the sales of restricted investments totaling $8.5 million and reinvested $3.5 million of those proceeds. The uninvested proceeds were transferred to a money market account and classified as unrestricted cash. We purchased $4.3 million of real property and equipment during the year ended December 31, 2008.

Net cash used in financing activities in the year ended December 31, 2009 was $4.9 million as compared to net cash used in financing activities of $6.9 million for the year ended December 31, 2008. On September 4, 2008, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common shares over eighteen months from the approval date. On March 3, 2010, the Board of Directors extended the repurchase program for an additional twelve months. During the year ended December 31, 2009, we repurchased approximately 1.5 million shares of our common stock and options to purchase 225,000 shares of our common stock for approximately $5.7 million and paid $641 thousand for debt obligations we assumed as part of the Solid Cactus acquisition. In addition, we received proceeds from the exercise of stock options totaling $1.4 million. During the year ended December 31, 2008, we repurchased 2.1 million shares for $6.9 million. We reissued 608 thousand of those shares for exercises of stock options, warrants and restricted share issuances receiving proceeds of $1.2 million.  In addition, we reduced our debt obligations by $1.2 million.

Contractual Obligations and Commitments

Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and capital lease obligations for equipment. The following summarizes our contractual obligations as of December 31, 2010 (in thousands):

		Payment Due by Period
Contractual Obligations (000’s)	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$93,544	$—	$11,125	$11,125	$20,025	$51,269	$—
Current maturities of long-term debt	9,456	9,456	—	—	—	—	—
Interest payments on long-term debt (3)	13,785	4,007	3,513	2,979	2,444	842	—
Operating lease obligations (1)	19,549	3,013	2,452	2,350	2,170	2,150	7,414
Capital lease obligations (2)	169	85	59	25	—	—	—

(1)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.
(2)	Includes interest expected to be paid on capital leases.
(3)	Projected interest payments for fixed and variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2010.

Off-Balance Sheet Obligations

As of December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs involved in the expansion of our customer base (including through acquisitions of other businesses or assets);

•	the costs associated with the principal and interest payments of future debt service;

•	the costs involved with investment in our servers, storage and network capacity;

•	the costs associated with the expansion of our domestic and international activities;

•	the costs involved with our research and development activities to upgrade and expand our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses.

We believe that our existing cash and cash equivalents will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, debt service requirements, and any acquisitions or investments in complementary businesses, services, products or technologies.

New Accounting Standards

See Note 1, The Company and Summary of Significant Accounting Policies, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, specifically changes in the Canadian Dollar. The majority of our subscription agreements are denominated in U.S. dollars. The majority of our expenses are denominated in U.S. dollars; however, with the acquisition of Register.com LP, we have a higher exposure from our Canadian dollar expenditures.  Exchange rate fluctuations have had little impact on our operating results and cash flows. At December 31, 2010, we have approximately $0.3 million of Canadian dollar expenses hedged from foreign exchange forward contracts acquired from Register.com LP.  These contracts matured in January 2011.  We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $16.3 million and $39.4 million at December 31, 2010 and 2009, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore; we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As a result of the acquisition of Register.com LP, we have entered into debt financing arrangements totaling $115 million.  Subsequent to the acquisition, $12.0 million of the term loans have been repaid as of December 31, 2010, of which $9.8 million was a discretionary prepayment.  We have exposure to market risk for changes in interest rates related to these borrowings and as a result have entered into an interest rate swap on approximately 52 percent of our term loans swapping variable rate debt with fixed rate debt.  Our variable rate debt is based on 1-month LIBOR plus 4.5 percent.  A hypothetical 10 percent increase/decrease in 1-month LIBOR would result in an annual increase/decrease of interest expense of approximately $27 thousand.

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

Non-GAAP Revenue.  We exclude from non-GAAP revenue the impact of amortized deferred revenue (from acquisitions, primarily Register.com LP) recorded at fair value at the acquisition date, because we believe that excluding such measures helps management and investors better understand our revenue trends.

Non-GAAP Operating Income and Non-GAAP Operating Margin.   We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, fair value adjustment to deferred revenue and prepaid registry fees, restructuring charges, corporate development expenses, and stock-based compensation charges.  We believe that excluding these items assist investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share.  We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, income tax expense, fair value adjustment to deferred revenue and prepaid registry fees, restructuring charges, corporate development expenses and stock-based compensation, amortization of deferred financing fees, gains/losses on operating assets and liabilities and include cash income tax expense, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, fair value adjustment to deferred revenue and prepaid registry fees, income tax, interest expense, interest income, stock-based compensation, corporate development expenses, and restructuring charges, because we believe that excluding such items helps management and investors better understand operating activities.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2010	2009	2008
Reconciliation of GAAP revenue to non-GAAP revenue

GAAP revenue	$120,289	$106,489	$120,114
Fair value adjustment to deferred revenue	13,080	59	308
Non-GAAP revenue	$133,369	$106,548	$120,422

Reconciliation of GAAP net income (loss) to non-GAAP net income
GAAP net income (loss)	$(6,532)	$2,609	$(96,210)
Amortization of intangibles	12,879	10,453	10,208
Goodwill and asset impairment	-	-	102,552
Loss (gain) on sale of assets	6	2	44
Stock based compensation	4,711	4,898	4,789
Income tax (benefit) expense	(10,720)	(1,429)	126
Restructuring charges	2,171	1,940	372
Corporate development	2,892	-	-
Amortization of deferred financing fees	573	-	-
Cash income tax expense	(845)	(269)	(270)
Fair value adjustment to deferred revenue	13,080	59	308
Fair value adjustment to prepaid registry fees	214	-	-
Non-GAAP net income	$18,429	$18,263	$21,919
Reconciliation of GAAP diluted net income (loss) per share to non-GAAP net income per share

Diluted GAAP net income (loss) per share	$(0.26)	$0.10	$(3.51)
Diluted equity per share	0.02	-	0.28
Amortization of intangibles per share	0.47	0.39	0.34
Goodwill and asset impairment	-	-	3.45
Loss (gain) on sale of assets per share	-	-	-
Stock based compensation per share	0.17	0.18	0.17
Income tax (benefit) expense per share	(0.39)	(0.05)	-
Restructuring charges per share	0.08	0.07	0.01
Corporate development	0.11	-	-
Amortization of deferred financing fees per share	0.02	-	-
Cash income tax expense per share	(0.03)	(0.01)	(0.01)
Fair value adjustment to deferred revenue per share	0.48	-	0.01
Fair value adjustment to prepaid registry fees per share	0.01	-	-
Diluted Non-GAAP net income per share	$0.68	$0.68	$0.74

Reconciliation of GAAP operating (loss) income to non-GAAP operating income
GAAP operating loss	$(14,536)	$(93)	$(97,077)
Amortization of intangibles	12,879	10,453	10,208
Goodwill and asset impairment	-	-	102,552
Stock based compensation	4,711	4,898	4,789
Restructuring charges	2,171	1,940	372
Corporate development	2,892	-	-
Fair value adjustment to deferred revenue	13,080	59	308
Fair value adjustment to prepaid registry fees	214	-	-
Non-GAAP operating income	$21,411	$17,257	$21,152

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-12%	0%	-81%
Amortization of intangibles	10%	9%	9%
Goodwill and asset impairment	2%	2%	86%
Restructuring charges	2%	0%	0%
Fair value adjustment to deferred revenue	10%	0%	0%
Fair value adjustment to prepaid registry fees	0%	0%	0%
Stock based compensation	4%	5%	4%
Non-GAAP operating margin	16%	16%	18%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating (loss)	$(14,536)	$(93)	$(97,077)
Goodwill and asset impairment	-	-	102,552
Depreciation and amortization	15,724	13,295	13,408
Stock based compensation	4,711	4,898	4,789
Restructuring charges	2,171	1,940	372
Corporate development	2,892	-	-
Fair value adjustment to deferred revenue	13,080	59	308
Fair value adjustment to prepaid registry fees	214	-	-
Adjusted EBITDA	$24,256	$20,099	$24,352

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

	Three Months Ended
	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010 (2)(3)	Dec 31, 2010 (2)(3)	Mar 31, 2009 (1)	Jun 30, 2009	Sept 30, 2009	Dec 31, 2009
	(in thousands)
Total revenue	$25,128	$24,777	$32,734	$37,650	$27,570	$26,475	$26,101	$26,343
Total cost of revenue	10,512	10,137	14,955	17,628	9,608	9,988	10,152	10,644
Gross profit	14,616	14,640	17,779	20,022	17,962	16,487	15,949	15,699
Total operating expenses	14,931	16,289	25,929	24,444	17,218	16,197	17,556	15,219
(Loss) income from operations	(315)	(1,649)	(8,150)	(4,422)	744	290	(1,607)	480
Net (loss) income from continuing operations	(745)	(1,808)	12,016	(16,111)	789	307	(1,595)	2,068
(Loss) income from discontinued operations	(9)	125	—	—	133	917	4	(14)
Net (loss) income (2)	$(754)	$(1,683)	$12,016	$(16,111)	$922	$1,224	$(1,591)	$2,054

Net income (loss) per common share:
Basic continuing operations	$(.03)	$(.07)	$.47	$(.63)	$.03	$.01	$(.06)	$.08
Basic discontinued operations	$—	$—	$—	$—	$.01	$.04	$—	$—
Diluted continuing operations	$(.03)	$(.07)	$.45	$(.63)	$.03	$.01	$(.06)	$.07
Diluted discontinued operations	$—	$—	$—	$—	$.00	$.04	$—	$—

(1)	Operating results relating to NetObjects Fusion revenue and expenses for all periods presented were reclassed to income (loss) from discontinued operations.
(2)
Included in income (loss) for the third quarter ended is a $22.7 million reduction in the deferred tax asset valuation allowance resulting from the aquisition of Register.com LP that occured in July 2010. In addition, fourth quarter adjustments to increase income tax expense resulted primarily from adjustments relating to the purchase price allocation of Register.com LP.

(3)	The Company completed its acquisition of Register.com LP in July 2010. The quarterly results of operations include the results of Register.com LP from July 30, 2010 through December 31, 2010.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting the certain internal controls of Register.com, acquired on July 30, 2010, primarily related  to the revenue function, including accounts receivable, deferred revenue and subscription revenue, which are included in the Company's 2010 consolidated financial statements and constituted $4.8 million and $56.5 million of total assets and total liabilities, respectively, as of December 31, 2010 and $22.3 million of revenues for the year then ended. Management's audit of internal control over the Company's financial reporting also did not include an evaluation of the internal control over financial reporting of the Register.com revenue function.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Web.com Group, Inc.

We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls of Register.com, acquired on July 30, 2010, primarily related  to the revenue function, including accounts receivable, deferred revenue and subscription revenue, which are included in the 2010 consolidated financial statements of Web.com Group, Inc. and constituted $4.8 million and $56.5 million of total assets and total liabilities, respectively, as of December 31, 2010 and $22.3 million of revenues for the year then ended. Our audit of internal control over financial reporting of Web.com Group, Inc. also did not include an evaluation of the internal control over financial reporting of the Register.com revenue function.

In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Web.com Group, Inc. and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
March 14, 2011

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item, including such information regarding our directors and executive officers and compliance with Section 16(a) of the Securities Exchange act of 1934, is incorporated herein by reference from the Proxy Statement. We have adopted a written code of conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of conduct is posted on our website at http://ir.web.com/documents.cfm. Amendments to, and waivers from, the code of conduct that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a current report on Form 8-K.

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

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Web.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida March 14, 2011

Web.com Group, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$16,307	$39,427
Restricted investments	300	545
Accounts receivable, net of allowance of $523 and $428 thousand, respectively	8,100	4,561
Prepaid expenses	2,551	2,315
Prepaid registry fees	14,193	—
Deferred taxes	248	1,482
Deferred financing fees and other current assets	1,221	95
Total current assets	42,920	48,425
Restricted investments	1,110	927
Property and equipment, net	8,765	7,388
Prepaid registry fees, non-current	13,569	—
Goodwill	122,512	12,895
Intangible assets, net	106,843	53,059
Other assets	3,770	191
Total assets	$299,489	$122,885
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,276	$1,306
Accrued expenses	5,276	3,854
Accrued compensation and benefits	6,799	3,336
Accrued restructuring costs and other reserves	2,325	1,064
Deferred revenue	36,664	6,172
Current portion of debt and capital lease obligations	9,533	223
Other liabilities	1,180	299
Total current liabilities	65,053	16,254
Accrued rent expense	914	676
Deferred revenue	25,149	159
Long-term debt and capital lease obligations	93,623	198
Deferred tax liabilities	10,005	1,429
Other long-term liabilities	1,138	473
Total liabilities	195,882	19,189

Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 27,756,227 and 27,796,824 shares issued and 27,340,062 and 26,176,967 outstanding at December 31, 2010 and 2009, respectively	27	26
Additional paid-in capital	263,453	260,552
Treasury stock, 416,165 and 1,619,857 shares at December 31, 2010 and 2009, respectively	(1,896)	(5,477)
Accumulated other comprehensive loss, net of income tax benefit	(40)	—
Accumulated deficit	(157,937)	(151,405)
Total stockholders’ equity	103,607	103,696
Total liabilities and stockholders’ equity	$299,489	$122,885

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Subscription	$117,691	$102,166	$117,256
Professional services	2,598	3,323	2,758
Other	—	1,000	100
Total revenue	120,289	106,489	120,114
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	51,371	38,311	42,584
Professional services	1,861	2,081	1,310
Total cost of revenue	53,232	40,392	43,894
Gross profit	67,057	66,097	76,220
Operating expenses:
Sales and marketing	28,678	23,338	28,687
Research and development	10,910	8,477	8,888
General and administrative	24,110	19,140	19,390
Restructuring charges	2,171	1,940	372
Depreciation and amortization	15,724	13,295	13,408
Goodwill and intangible asset impairment	—	—	102,552
Total operating expenses	81,593	66,190	173,297
Loss from operations	(14,536)	(93)	(97,077)

Interest (expense) income, net	(2,832)	233	822
(Loss) income before income taxes from continuing operations	(17,368)	140	(96,255)
Income tax benefit (expense)	10,720	1,429	(125)
Net (loss) income from continuing operations	(6,648)	1,569	(96,380)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(9)	232	170
Gain on sale of discontinued operations, net of tax	125	808	—
Income from discontinued operations	116	1,040	170
Net (loss) income	$(6,532)	$2,609	$(96,210)
Basic earnings per share:
(Loss) income from continuing operations per common share	$(0.26)	$0.06	$(3.52)
Income from discontinued operations per common share	$—	$0.04	$0.01
Net (loss) income per common share	$(0.26)	$0.10	$(3.51)
Diluted earnings per share:
(Loss) income from continuing operations per common share	$(0.26)	$0.06	$(3.52)
Income from discontinued operations per common share	$—	$0.04	$0.01
Net (loss) income per common share	$(0.26)	$0.10	$(3.51)

Basic weighted average common shares outstanding	25,515	25,312	27,398
Diluted weighted average common shares outstanding	25,515	26,985	27,398

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	27,472,686	$27	—	$—	$254,208	$—	$(57,804)	$196,431
Net loss	—	—	—	—	—	—	(96,210)	(96,210)
Exercise of stock options	253,711	—	(44,722)	253	800	—	—	1,053
Exercise of warrants	142,279	—	(43,345)	205	(87)	—	—	118
Issuance of common stock in purchase of Renex	139,461	—	(139,461)	778	(778)	—	—	—
Issuance of restricted stock	693,525	—	(380,375)	2,147	(2,147)	—	—	—
Purchase of treasury stock	(2,068,226)	—	2,068,226	(6,866)	—	—	—	(6,866)
Stock compensation expense	—	—	—	—	4,789	—	—	4,789
Issuance costs of common stock	—	—	—	—	(22)	—	—	(22)
Balance, December 31, 2008	26,633,436	27	1,460,323	(3,483)	256,763	—	(154,014)	99,293
Net income	—	—	—	—	—	—	2,609	2,609
Exercise of stock options	385,781	—	(385,781)	811	582	—	—	1,393
Purchase of stock options	—	—	—	—	(979)	—	—	(979)
Exercise of warrants	7,667	—	(7,667)	16	1	—	—	17
Issuance of restricted stock	606,000	—	(606,000)	1,488	(1,488)	—	—	—
Purchase of treasury stock	(1,455,917)	(1)	1,158,982	(4,309)	(389)	—	—	(4,699)
Stock compensation expense	—	—	—	—	6,081	—	—	6,081
Issuance costs of common stock	—	—	—	—	(19)	—	—	(19)
Balance, December 31, 2009	26,176,967	26	1,619,857	(5,477)	260,552	—	(151,405)	103,696
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(6,532)	(6,532)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(40)	—	(40)
Total comprehensive loss	—	—	—	—	—	—	—	(6,572)
Exercise of stock options	535,442	1	(535,442)	1,718	120	—	—	1,839
Issuance of restricted stock	627,653	—	(668,250)	1,863	(1,916)	—	—	(53)
Stock compensation expense	—	—	—	—	4,711	—	—	4,711
Issuance costs of common stock	—	—	—	—	(14)	—	—	(14)
Balance, December 31, 2010	27,340,062	$27	416,165	$(1,896)	$263,453	$(40)	$(157,937)	$103,607

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(6,532)	$2,609	$(96,210)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of discontinued operations	(125)	(808)	—
Depreciation and amortization	15,724	13,295	13,408
Goodwill and intangible asset impairment	—	—	102,552
Stock based compensation expense	4,711	4,898	4,789
Deferred income tax benefit	(12,274)	(1,672)	(9)
Other non cash expenses	578	2	44
Changes in operating assets and liabilities:
Accounts receivable, net	389	1,065	1,275
Prepaid expenses and other assets	(223)	73	3,257
Restricted cash	1,531	(1,156)	1,194
Accounts payable, accrued expenses, restructuring costs and other liabilities	815	(2,015)	(13,100)
Deferred revenue	11,157	(1,995)	(1,034)
Net cash provided by operating activities	15,751	14,296	16,166

Cash flows from investing activities
Business acquisitions, net of cash acquired	(130,142)	(3,740)	(4,573)
Proceeds from sale of investments securities	—	—	8,500
Gain from sale of discontinued operations	125	808	—
Purchase of investment securities	—	—	(3,491)
Investment in intangible assets	(1,396)	(5)	(995)
Purchase of property and equipment	(1,656)	(1,131)	(4,321)
Net cash used in investing activities	(133,069)	(4,068)	(4,880)

Cash flows from financing activities
Stock issuance costs	(14)	(19)	(23)
Common stock repurchased	(53)	(4,699)	(6,866)
Stock options repurchased	—	(979)	—
Proceeds from long-term debt	110,000	—	—
Payments of debt obligations	(12,256)	(641)	(1,187)
Deferred financing fees	(5,318)	—	—
Proceeds from exercise of stock options and other	1,839	1,410	1,171
Net cash provided by (used in) financing activities	94,198	(4,928)	(6,905)
Net (decrease) increase in cash and cash equivalents	(23,120)	5,300	4,381
Cash and cash equivalents, beginning of period	39,427	34,127	29,746
Cash and cash equivalents, end of period	$16,307	$39,427	$34,127
Supplemental cash flow information
Interest paid	$2,605	$47	$26
Income tax paid	$287	$296	$146
Supplemental disclosure of non-cash transactions
Acquisition-related note payable	$5,000	$—	$—

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2010

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. is a leading provider of online marketing for small businesses. On July 30, 2010, the Company completed its acquisition of Register.com (Cayman) LP, a Cayman limited partnership, and all its affiliates (collectively, Register.com LP), a provider of global domain name registration and complementary website design and management services.  Collectively, Web.com Group, Inc. and Register.com LP (referred to collectively as “the Company” or “Web.com Group, Inc.” herein) meet the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including website design, domain name registration, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services.

The Company has reviewed the criteria of Accounting Standards Codification (ASC) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and the operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is probable.

Thus, the Company recognizes subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual, annual or on a multi-year basis, at the customer’s option. For all of the Company’s customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, the Company recognizes subscription revenue on a daily basis over the applicable service period. When the Company provides a free trial period, it does not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

The Company accounts for its multi-element arrangements, such as in the instances where it designs a custom website and separately offer other services such as hosting and marketing, in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. The Company identifies each element in an arrangement and assign the relative fair value to each element. The additional services provided with a custom website are recognized separately over the period for which services are performed.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in credit instruments of highly rated financial institutions; three institutions hold 98% of the total investments.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.

Accounts Receivable

Accounts receivable are recorded on the balance sheet at net realizable value. The Company’s management uses historical collection percentages and customer-specific information, when available, to estimate the amount of trade receivables that are uncollectible and establishes reserves for uncollectible balances based on this information. Generally receivables are classified as past due after 60 days. Trade receivables are written off once collection efforts are exhausted. The Company does not generally require deposits or other collateral from customers. Bad debt expense reported in operating expenses excludes provisions made to the allowance for doubtful accounts for anticipated refunds and automated clearinghouse returns that are recorded as an adjustment to revenue.

Included in the accounts receivable line item in the consolidated balance sheet as of December 31, 2010 is approximately $1.6 million of receivables primarily due from the Canadian government for job creation incentive rebates as well as for sales and use taxes.

Prepaid Registry Fees

Prepaid registry fees represent prepayments to registries for domain name registrations. Prepaid registry fees are amortized to cost of sales over the same period that the deferred revenue is recognized for the related domain name registration.

Fair Value Measurements

Financial instruments include cash and cash equivalents, short-term investments, an interest rate swap, and long-term debt   Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The respective carrying value of the short-term financial instruments approximates fair value since they are short-term in nature.  All other financial instruments are valued using a three-level hierarchy that prioritizes the inputs used to measure fair value which was established as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

See Note 13 — Fair Value Measurements for additional information on the Company’s fair value disclosures.

Financial Instruments

The Company financed the acquisition of Register.com LP with a $95 million term loan and a $15 million revolving credit facility. In connection with the business combination, the Company acquired an outbound marketing and customer support call center located in Nova Scotia, Canada. As a result, the Company has increased exposure to various market risks, including changes in interest rates from debt and foreign exchange rates due to the increased proportion of operating costs incurred in Canadian dollars. The Company’s objective is to partially mitigate the economic impact of these market risks by entering into certain derivative contracts. The Company does not enter into financial instruments for trading or speculative purposes.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2010 and determined that there were no indicators of impairment during the year ended December 31, 2010.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite lived impairment test as of December 31, 2010 and determined that there was no impairment.

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

The asset lives used are presented in the table below:

Average Life in Years
Computer equipment	3
Software	2-3
Furniture and fixtures	5
Telephone equipment	5
Vehicles	5
Buildings	30
Building improvements	15
Leasehold improvements	Shorter of asset’s life or life of the lease

 Advertising

Advertising costs are charged to operations as incurred. Total advertising expense was $8.0 million, $5.1 million, and $7.9 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Foreign Currency

The functional currency of all of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Non-U.S. dollar denominated transactions have been remeasured at average exchange rates in effect during each period, except for those cost of sales and expense transactions related to non-monetary balance sheet amounts, which have been remeasured at historical exchange rates. The Company’s foreign operations are primarily in Canada and include a customer service center and an outbound sales center.  During the year ended December 31, 2010, the Company recorded approximately $0.1 million of total transaction and translation losses.

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

Stock-Based Employee Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, the fair value of all stock awards is recognized in compensation expense over the vesting period.

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

2. New Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in the absence of vendor-specific objective evidence or third-party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect the adoption of ASU 2009-13 will have a material impact, if any, on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance will become effective for the Company at the beginning of its second quarter of fiscal year 2011. The adoption of this guidance is not expected to have a material impact, if any, on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for the Company for acquisitions occurring on or after the beginning of its 2012 fiscal year. The Company does not expect the adoption of this guidance will have a material impact upon its financial position or results of operations.

3. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considers the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software business enabled customers to build websites either for themselves or for others. The Company initially received a partial payment of $1.0 million and $0.1 million during the years ended December 31, 2009 and 2010, respectively, in connection with the NetObjects Fusion sale with the remaining $2.9 million of proceeds scheduled to be paid over the following several years using a formula based on estimated revenue, with the entire balance scheduled to be paid by May 26, 2013. The remaining proceeds, if received, will be recorded as a gain from the sale of discontinued operations upon receipt.

During the year ended December 31, 2009, the Company reported a net gain from the sale of the NetObjects Fusion software business of $0.8 million. The Company recorded a net loss of $9 thousand during the year ended December 31, 2010.  For the year ended December 31, 2009 and 2008, the revenue generated by the NetObjects Fusion software was $0.4 million and $2.5 million, respectively, and net income was $0.2 million during each of the years ended December 31, 2009 and 2008.  Operating results relating to the NetObjects Fusion revenue and expenses for all periods presented are reported in discontinued operations.

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

The following table sets forth the computation of basic and diluted net income (loss) from continuing operations per common share for the years ended December 31, 2010, 2009 and 2008 (in thousands except per share amounts):

	2010	2009	2008
(Loss) income from continuing operations	$(6,648)	$1,569	$(96,380)
Income from discontinued operations	116	1,040	170
Net (loss) income	(6,532)	2,609	(96,210)

Weighted-average outstanding shares of common stock	25,515	25,312	27,398
Dilutive effect of stock options and restricted stock	—	1,670	—
Dilutive effect of warrants	—	3	—
Common stock and common stock equivalents	25,515	26,985	27,398
Basic earnings per share:
(Loss) income from continuing operations	$(0.26)	$0.06	$(3.52)
Income from discontinued operations	—	0.04	0.01
Net (loss) income	$(0.26)	$0.10	$(3.51)

Diluted earnings per share:
(Loss) income from continuing operations	$(0.26)	$0.06	$(3.52)
Income from discontinued operations	—	0.04	0.01
Net (loss) income	$(0.26)	$0.10	$(3.51)

 For the year ended December 31, 2009, options to purchase approximately 4.5 million shares of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income from continuing operations per common share because the effect would have been anti-dilutive.

During the years ended December 31, 2010 and 2008, 7.0 million and 6.3 million dilutive securities, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

5. Valuation Accounts

The Company’s accounts receivable allowance is summarized as follows (in thousands):

December 31, 2007	$791
Provision	1,986
Charge-off	(2,132)
December 31, 2008	645
Provision	1,527
Charge-off	(1,744)
December 31, 2009	428
Provision	1,063
Charge-off	(968)
December 31, 2010	$523

6. Property and Equipment

The Company’s property and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$416	$416

Depreciable assets:
Software	3,383	2,439
Computer equipment	9,032	6,923
Telephone equipment	1,425	1,407
Furniture and fixtures	3,970	3,167
Vehicle	39	39
Building	2,029	2,029
Building improvements	260	252
Leasehold improvements	766	819
Total depreciable assets	20,904	17,075
Accumulated depreciation	(12,555)	(10,103)
Property and equipment, net	$8,765	$7,388

Depreciation expense relating to depreciable assets amounted to $2.8 million, $2.8 million, and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

7. Business Combinations

Acquisition of Register.com LP

On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP, a provider of global domain name registration and complementary website design and management services.  The Company believes that the acquisition further enhances the Company’s position as a leading provider of online marketing and web services to small businesses.  In addition to bringing approximately 787,000 subscribers, which subscribers present substantial cross- and up-sell opportunities, Register.com LP brings highly complementary products, sales channels and operating capabilities.  Consideration for the interests in Register.com LP was approximately $135.1 million financed with a $95 million term loan, a $15 million revolving credit facility, approximately $20 million in cash and a $5 million seller note.  In connection with the acquisition, the Company incurred approximately $2.9 million of acquisition costs during the year ended December 31, 2010 and recorded the expenses in the General and administrative expense line in the Consolidated Statement of Operations.  These costs primarily include investment banking, legal and other professional services.

The Company has accounted for the acquisition of Register.com LP using the acquisition method as required in ASC 805, Business Combinations.  As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill.  The Company, with the assistance of independent valuation professionals, has estimated fair value of certain intangible assets.  The goodwill represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities.  The goodwill is not expected to be deductible for tax purposes.

Purchase Price Allocation
The preliminary purchase price allocation reported as of September 30, 2010 did not reflect certain purchase price adjustments that were determined after further analysis was performed in the fourth quarter.  Property and equipment decreased $2.5 million as a result of the Company’s fair value calculations which were completed in the fourth quarter of 2010.  The decrease to property and equipment resulted in a $0.2 million reduction in depreciation expense previously reported for the third quarter ended September 30, 2010. A $5 million note payable to sellers was incorrectly presented in the preliminary purchase price allocation reported as of September 30, 2010 has been corrected in the purchase price allocation shown below.  Deferred tax liabilities decreased approximately $6.7 million resulting from further analysis of the tax impact of Register.com LP.

The Company is still reviewing information surrounding certain liabilities assumed as well as income tax considerations resulting from the acquisition, which may result in changes to the Company’s purchase price allocation in the first and second quarter of 2011.  The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on July 30, 2010 (in thousands):

Tangible current assets	$13,331
Tangible non-current assets	1,843
Prepaid registry fees	26,799
Developed technology	28,720
Customer relationships	20,570
Domain/trade names	15,890
Goodwill	109,631
Current liabilities	(14,427)
Deferred revenue	(44,243)
Deferred tax liability	(22,108)
Non-current liabilities	(864)
Net assets acquired	$135,142

The developed technology and the customer relationships intangible assets will be amortized over a weighted-average period of 96 months and 116 months, respectively.  The domain/trade names have indefinite lives and are not amortized.

The fair value of accounts receivables acquired is $3.9 million, with the gross contractual amount being $4.0 million.

Register.com LP
Register.com LP contributed approximately $22.3 million in revenue during July 30, 2010 through December 31, 2010.  Register.com LP has been incorporated with the existing Web.com Group Inc. operations subsequent to the transaction closing.  As such, the determination of operating income and net income of Register.com LP is not readily available nor would it be indicative of the standalone entity if presented.

Pro Forma Financial Information
The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred at the beginning of each year presented.  The Company has made adjustments to the historical Web.com Group, Inc. and Register.com, LP financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results.  The following summarizes unaudited pro forma total revenue, operating loss and net loss for the year ended December 31, 2010 and 2009:

	2010	2009
Revenue	$157,722	$166,693
Net loss	$(24,443)	$(16,179)
Basic earnings per share:
Net loss per share	$(0.96)	$(0.64)
Diluted earnings per share:
Net loss per share	$(0.96)	$(0.64)
Basic weighted-average common shares outstanding	25,515	25,312
Diluted weighted-average common shares outstanding	25,515	25,312

Acquisition of certain assets from Solid Cactus, Inc. and Solid Cactus Call Center, Inc.

On April 27, 2009, the Company acquired substantially all the assets and select liabilities of Solid Cactus, Inc. and Solid Cactus Call Center, Inc. (collectively, “Solid Cactus”), with its office located in Shavertown, Pennsylvania. Solid Cactus provides a full-range of solutions for new and existing online businesses, including website and eCommerce store design and programming, pay-per-click advertising management, search engine optimization, affiliate program and e-mail marketing management, call center and virtual office services, and Software as a Service products. The Company paid cash consideration of approximately $3.5 million. At the time of purchase, the Company anticipated potential contingent consideration of up to an additional $500 thousand to be paid in April 2012. As of December 31, 2010, the Company has paid a total of $70 thousand of the contingent consideration, leaving a potential balance remaining to be paid of $430 thousand.

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

8. Restructuring Costs and Other Reserves

The Company has incurred approximately $4.0 million in restructuring costs during the year ended December 31, 2010 primarily related to the Register.com LP acquisition.  The majority of the costs are for relocating and terminating Register.com LP employees.  Approximately $1.8 million of the total restructuring cost that represented an existing Register.com LP severance related liabilities that were included in the purchase price allocation as required by ASC 805.  The remaining $2.2 million was recorded as a period expense in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2010.    During the year ended December 31, 2010, approximately $1.9 million of the total Register.com LP related restructuring charges have been paid with the remaining $2.1 million expected to be settled by February 2012.

As of December 31, 2009, approximately $1.1 million of restructuring charges, employee termination charges and other merger related costs primarily related to the Web.com acquisition, was outstanding, of which, $0.9 million was paid in 2010.  The remaining $0.2 million is expected to be settled by February 2012.

The tables below summarize the activity of accrued restructuring costs and other reserves during the year ended December 31, 2010, 2009 and 2008 (in thousands):

	Balance as of December 31, 2009	Additions	Cash Payments	Change in Estimates	Balance as of December 31, 2010
Restructuring costs	$418	$549	$(539)	$—	$428
Employee Termination Benefits	186	3,467	(1,777)	—	1,876
Other acquisition related costs	460	—	(439)	—	21

Balance	$1,064	$4,016	$(2,755)	$—	$2,325

	Balance as of December 31, 2008	Additions		Cash Payments	Change in Estimates		Balance as of December 31, 2009
Restructuring costs	$1,009	$—		$(580)	$(11)		$418
Employee Termination Benefits	114	757	(1)	(685)	—		186
Other acquisition related costs	2,710	—		(1,777)	(473	)(2)	460

Balance	$3,833	$757		$(3,042)	$(484)		$1,064

(1)	During the year ended December 31, 2009, the additions to restructuring charges excluded non-cash stock compensation expenses of approximately $1.2 million.
(2)	During the year ended December 31, 2009 as a result of favorable legal developments, the Company no longer needed the reserve for existing legal matters related to the 2007 Web.com merger.

9. Goodwill and Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31,		Weighted-average Amortization
	2010	2009	period
Indefinite lived intangible assets:
Domain/Trade names	$29,770	$13,880
Definite lived intangible assets:
Non-compete agreements	3,408	3,408	12 months
Customer relationships	55,077	33,021	79 months
Developed technology	57,923	29,203	72 months
Other	100	98
Accumulated amortization	(39,435)	(26,551)
	$106,843	$53,059

The weighted-average amortization period for the amortizable intangible assets as of December 31, 2010 is approximately 75 months. Total amortization expense was $12.9 million, $10.5 million, and $10.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Non-compete agreements, customer relationships and developed technology have original useful lives between two and three years, one and sixteen years, and three and eight years, respectively. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next five years is as follows (in thousands):

2011	15,735
2012	15,408
2013	13,319
2014	8,908
2015	5,786
Thereafter	17,917
Total	$77,073

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the years ended (in thousands):

	December 31,
	2010	2009
Goodwill balance at beginning of year	115,189	111,294
Accumulated impaired goodwill at beginning of year	(102,294)	(102,294)
Goodwill balance at beginning of year, net	12,895	9,000
Goodwill acquired during the year	109,617	3,895
Goodwill balance at end of year, net	$122,512	$12,895

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. As of December 31, 2010 and 2009, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined there were no indicators of impairment.

During the year ended December 31, 2008, the Company performed the initial step of its goodwill impairment evaluation by comparing the fair market value of the Company, as determined by using discounted cash flow and market approaches, giving equal weight to both models, to its carrying value. These valuation techniques are considered to be level 3 inputs with the hierarchy under ASC 820, Fair Value Measurements and Disclosures. As the carrying amount exceeded the fair value, the Company performed the second step of its impairment evaluation to calculate impairment and as a result recorded a goodwill impairment charge of $102.3 million. The primary reason for the impairment charge was the decline of the Company’s stock price during the fourth quarter of 2008. In addition due to the impairment evaluation of indefinite lived intangible assets, the Company determined that one of its domain/trade names was impaired due to a product rebranding effort. The Company recorded an intangible asset impairment charge of $0.3 million.

10. Operating Leases

The table below summarizes the Company’s principal operating leases as of December 31, 2010:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	New York, NY	17,100	September 2011
eCommerce operations center	Barrie, Ontario, Canada	8,301	May 2012
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	August 2014
Search Engine Optimization operations center	Scottsdale, AZ	8,280	March 2011
Technology administrative center	Atlanta, GA	10,235	December 2015
eCommerce operations center	Shavertown, PA	15,641	March 2013

Rental expense for the leased facilities and equipment amounted to approximately $4.1 million, $3.4 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Accrued rent expense was $0.9 million  and $0.7 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

	Minimum Rental Payments	Less: Sublease Rentals	Net Minimum Rental Payments
2011	$3,227	$(214)	$3,013
2012	2,452	—	2,452
2013	2,350	—	2,350
2014	2,170	—	2,170
2015	2,150	—	2,150
Thereafter	7,414	—	7,414
	$19,763	$(214)	$19,549

11. Financial Instruments

The Company is exposed to various market risks, including changes in interest rates and foreign exchange rates. In order to partially mitigate the economic impact of these risks, derivative contracts are used as described below. The Company does not enter into such financial instruments for trading or speculative purposes. See related fair value disclosures in Note 13, Fair Value.

Foreign Currency Contracts

As a result of the Register.com LP acquisition on July 30, 2010, the Company acquired forward currency contracts that provide for the purchase of Canadian Dollars (CAD) at fixed strike prices. The Company has not elected to apply hedge accounting on these forward currency contracts and records unrealized gains and losses directly to the Consolidated Statements of Operations.  The total notional amount for these contracts at December 31, 2010 is approximately $0.3 million CAD maturing monthly through January 2011.

Interest Rate Swap Agreements

During August 2010, the Company entered into an interest rate swap on $55 million of its variable rate term loans. The swap converts interest payments from the variable rate 1 month LIBOR plus 4.5 percent rate to a fixed rate of 0.0074 percent plus 4.5 percent rate and qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging.  Realized gains and losses are reported as interest expense in the Consolidated Statement of Operations and as operating cash flows in the Consolidated Statement of Cash Flows.  The Company had $40 thousand, net of income tax, of unrealized losses recorded in accumulated other comprehensive income as of December 31, 2010.   The notional amount for this contract was approximately $51.2 million at December 31, 2010.

The following presents the location of all assets and liabilities associated with the Company’s derivative instruments within the consolidated balance sheets:

Fair Value at:
Derivatives not designated as hedging instruments:	Balance sheet location	December 31, 2010
Foreign currency forward contracts	Other current assets	$18 thousand

Fair Value at
Derivatives designated as hedging instruments:	Balance sheet location	December 31, 2010
Interest rate swap-Cash flow hedge	Other long-term liabilities	$(64) thousand

The following presents the gains and losses recorded from the derivative instruments and the location within the consolidated statement of operations:
For the Year ended
Derivatives not designated as hedging instruments:	Income statement gain (loss)	December 31, 2010
Foreign currency forward contracts	General and administrative	$70 thousand

For the Year ended
Derivatives designated as hedging instruments:	Income statement gain (loss)	December 31, 2010
Interest rate swap-Cash flow hedge	Interest expense	$(96) thousand

12. Long-term debt and capital lease obligations

Long-term debt
On July 30, 2010, the Company entered into a Credit Facility Agreement (“Credit Agreement”) with the Royal Bank of Canada and issued a $95 million five year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. During 2010, the Company made principal payments of $12 million, of which $6.0 million represented prepayments and have ratably reduced future principal payment obligations as defined by the Credit Agreement and $3.8 million paid down the revolving credit facility.  The Company has approximately $3.8 million of available borrowing capacity at December 31, 2010 under the revolving credit facility.

In conjunction with the term loan and revolving credit facility, the Company incurred approximately $5.3 million of financing related fees that have been recorded as an asset that will be amortized to interest expense over the life of the related long-term debt using the interest method.  As of December 31, 2010, the Company has approximately $4.8 million of unamortized financing fees remaining.

On July 30, 2010, the Company issued a $5 million note payable to the sellers of Register.com LP. The note payable bears interest at a rate of 5 percent with interest payments made on a quarterly basis and matures on July 30, 2015.

As of December 31, 2010, total principal payments due for all long-term debt during the next five years are as follows:

2011	$9,456
2012	11,125
2013	11,125
2014	20,025
2015	51,269
103,000
Less current portion	(9,456)
Total long-term debt	$93,544

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

The Credit Agreement also requires that the Company maintain a Consolidated Fixed Charge Coverage Ratio which is defined as Covenant EBITDA divided by consolidated fixed charges. Covenant EBITDA is presented because it represents a component of a material debt covenant that must be maintained by the Company as outlined in the Credit Agreement.  Consolidated fixed charges include consolidated interest expense and scheduled debt payments made in a given period.

For purposes of determining the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, consolidated Covenant EBITDA is defined in the Credit Agreement for the fiscal quarters ended September 30, 2010, June 30, 2010, and March 31, 2010 as $10.2 million, $10 million and $8.5 million, respectively.  The combined entity that includes Register.com LP did not exist until the acquisition on July 30, 2010, therefore these amounts were stated in the Credit Agreement so that the debt covenants can be calculated based on a trailing 12-month basis.  Covenant EBITDA for the quarterly period ended December 31, 2010 was $9.1 million.  The consolidated debt and consolidated fixed charges used in the covenant calculation below were $103.0 million and $14.9 million, respectively.

Covenant EBITDA is defined in the Credit Agreement as consolidated net income before:
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

•	Adjustments to revenue or expense resulting from recording deferred revenue and prepaid expenses to fair value in purchase accounting
•	Other non-cash expenses, excluding any accrual for a future cash expenditure
•	Acquisition expenses incurred prior to December 31, 2010 and audit or valuation services expense which constitute acquisition expenses incurred prior to December 31, 2011
•
Marketing program expenditures in any period to the extent that such expenditures exceed the projected marketing program expenditures as reflected in the financing projection model up to $3 million per year

The covenant calculations as of December 31, 2010, are calculated on a trailing 12-month basis:

		Ratio at	Favorable /
Covenant Description	Covenant Requirement	December 31, 2010	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 3.75 to 1	2.72 to 1	1.03
Consolidated Fixed Charge Coverage Ratio	Minimum of 1.85 to 1	2.37 to 1	0.52

In addition to the financial covenants listed above, the term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments.   Substantially all of the Company’s tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

Capital lease obligations
The Company acquired various capital lease obligations as part of the Solid Cactus acquisition, which consisted of non-cancelable lease agreements of computers and equipment that continues through 2013. The required minimum payments on these capital leases as of December 31, 2010 are (in thousands):

2011	$85
2012	59
2013	25
Total	169
Less interest	(13)
156
Less current portion	(77)
Total obligations under capital leases, long term	$79

 13. Fair Value

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels as follows:

Level 1 -Quoted prices in active markets for identical assets or liabilities.

Level 2 -Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands of dollars):
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency contracts	$-	$18	$-	$18

Liabilities:
Interest rate swap	$-	$64	$-	$64

The estimates of fair values for the foreign currency contracts and interest rate swap are based on applicable and commonly used pricing models and prevailing financial market information as of December 31, 2010.

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s Cash and Cash Equivalents carrying value approximates fair market value. In addition, the term loans and revolving credit facility are both variable rate debt instruments and the fair value approximates the carrying values as of December 31, 2010.

14. Comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of unrealized losses on the interest rate swap accounted for as a cash flow hedge.  The Company’s accumulated other comprehensive loss as of December 31, 2010 consists of the unrealized loss of $40 thousand, net of a tax benefit of $24 thousand, for the interest rate swap entered into during the year ended December 31, 2010.

15. Stock-Based Compensation

The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation - Stock Compensation. The Company has elected to use the with and without methodology for determining whether an excess tax benefit has been realized.

Equity Incentive Plans

The 1999 Equity Incentive Plan (the “1999 Plan”) was adopted by the Company’s Board of Directors and approved by its stockholders on April 5, 1999. The 1999 Plan was amended in June 1999, May 2000, May 2002 and November 2003 to increase the number of shares available for awards. The 1999 Plan, as amended, provides for the grant of 4,074,428 shares of  incentive stock options, non-statutory stock options, and stock bonuses to the Company’s employees, directors and consultants. As of December 31, 2010, options to purchase a total of 1,946,514 shares of the Company’s common stock were held by participants under the plan, options to purchase 1,631,167 shares of common stock have been exercised and options to purchase 496,747 shares of common stock were cancelled and became available under the 2005 Equity Incentive Plan (the “2005 Plan”) and are currently available for future issuance.

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

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Plan that became effective November 2005. As of December 31, 2010, the Company had reserved 3,187,990 shares for equity incentives to be granted under the 2005 Plan. The option exercise price cannot be less than the fair value of the Company’s stock on the date of grant. Options granted under the 2005 Plan generally vest ratably over three or four years, are contingent upon continued employment, and generally expire ten years from the grant date. As of December 31, 2010, options to purchase a total of 2,375,408 shares were held by participants under the 2005 Plan, options to purchase 65,178 shares of common stock have been exercised and restrictions lapsed on 10,000 shares of common stock. The Company repurchased 3,245 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2005 Plan. In addition, options to purchase a total of 740,649 shares were available for future issuance under the 2005 Plan.

The Company’s Board of Directors adopted, and its stockholders approved, the 2005 Non-Employee Directors’ Stock Option Plan (the “2005 Directors’ Plan”), which became effective November 2005. On May 8, 2007, the Board of Directors adopted, and its stockholders approved, an amendment to the 2005 Directors’ Plan to modify, among other things, the initial and annual grants to non employee directors by providing for restricted stock grants and reducing the size of the option grants. The 2005 Directors’ Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock, as well as automatic grants of restricted stock, to non employee directors. The aggregate number of shares of common stock that was authorized pursuant to options and restricted stock granted under this plan is 985,000 shares. As of December 31, 2010, options to purchase a total of 412,000 shares of the Company’s common stock and 29,500 of restricted shares were held by participants under the plan. As of December 31, 2010, no options have been exercised and restrictions lapsed on 72,000 shares of common stock. In addition, 471,500 shares of common stock were available for future issuance under the 2005 Directors’ Plan.

In connection with the acquisition of Web.com, the Company assumed six additional equity incentive plans: the Interland-Georgia 1999 Stock Plan, Interland 1995 Stock Option Plan, Interland 2001 Equity Incentive Plan, Interland 2002 Equity Incentive Plan, Interland 2005 Equity Incentive Plan, and Web.com 2006 Equity Incentive Plan, (collectively referred to as the “Web.com Option Plans”). Options issued under the Web.com Option Plans have an option term of 10 years. Vesting periods range from 0 to 5 years.  Exercise prices of options under the Web.com Option Plans are 100% of the fair market value of the Web.com common stock on the date of grant.  The Company has reserved 2,424,558 shares for issuance upon the exercise of outstanding options under the Web.com Option Plans.  Of the total reserved as of December 31, 2010, options to purchase a total of 958,032 shares of the Company’s common stock were held by participants under the plan and options to purchase 972,592 shares of common stock have been exercised. All awards outstanding under the Web.com Option Plans continue in accordance with their terms, but no further awards will be granted under those plans.

The Company’s Board of Directors adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “2008 Plan”), which became effective May 13, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, performance cash awards, and other stock-based awards (stock-based awards) to the Company’s employees, directors and consultants. The aggregate number of shares of common stock that was authorized pursuant to the stock-based awards granted under the 2008 Plan was 3,000,000. As of December 31, 2010, options to purchase a total of 881,393 common shares and 1,326,700 shares of restricted stock were held by participants under the 2008 Plan, options to purchase 71,091 shares of common stock have been exercised and restrictions lapsed on 286,241 shares of common stock. The Company repurchased 74,703 shares of vested restricted stock at the election of the participant for required tax withholding, which were reallocated back to the 2008 Plan. In addition, 509,278 shares of common stock were available for future issuances under the 2008 Plan.

In conjunction with the acquisition of substantially all of the assets and select liabilities of Solid Cactus in April 2009, the Company granted stock awards to 125 new employees from Solid Cactus under the Company’s 2009 Inducement Award Plan (the “2009 Plan”), adopted in anticipation of the acquisition. The awards consisted of options to purchase an aggregate of 146,900 shares of the Company’s common stock.  The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The options vest ratably each month over four years. As of December 31, 2010, options to purchase a total of 91,223 shares of the Company’s common stock were held by participants under the 2009 Plan and options to purchase 26,155 shares of common stock have been exercised.

In conjunction with the acquisition of Register.com LP in July 2010, the Company granted stock awards to 379 newly hired employees under the 2010 Inducement Award Plan (the “2010 Plan”), adopted in connection with the acquisition. The inducement awards consisted of restricted stock awards totaling 125,000 shares of the Company’s common stock and 379 option awards to purchase 340,900 shares of the Company’s common stock.  The options have a ten year term and an exercise price equal to the closing price of the Company’s common stock on the date of grant.  The restricted stock awards vest over the course of four years with 50 percent vesting on the second year anniversary of the grant date, 25 percent vesting on the third year anniversary and 25 percent on the fourth anniversary of the grant date.  The options to purchase 215,900 shares vest over four years, with 25 percent vesting on the one year anniversary of the grant date and 1/48 of the shares vesting monthly thereafter.  Options to purchase 125,000 shares of common stock vest over four years with 50 percent vesting on the second year anniversary and 1/48 of the shares vesting monthly thereafter.  As of December 31, 2010, options to purchase a total of 330,450 common shares and 125,000 shares of restricted stock were held by participants under the 2010 Plan.

The Board of Directors, or a committee thereof, administers all of the equity incentive plans and determines the terms of awards granted, including the exercise price, the number of shares subject to individual awards and the vesting period of awards, within the limits set forth in the plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

The fair value of each option award is estimated on the date of the grant using the Black Scholes option valuation model and the assumptions noted in the following table.  Expected volatility rates are based on the Company’s historical volatility, since the Company’s initial public offering. The expected term of options granted represents the period of time that they are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.04-2.75%	1.36-2.95%	1.26-3.73%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5
Volatility (1)	59-61%	62-64%	39-52%

(1)	For options granted after January 1, 2008, the expected volatility rates are based on the Company’s historical volatility, since the Initial Public Offering.

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2009	6,747,438	$0.50 to 185.46	$6.19
Granted	1,893,250	$3.43 to 8.04	$5.43
Exercised	(537,825)	$0.50 to 6.87	$3.48
Forfeited	(378,522)	$3.43 to 10.98	$5.82
Expired	(729,320)	$2.00 to 185.46	$8.94
Balance, December 31, 2010	6,995,021	$0.50 to 46.40	$5.92	5.81	$20,129
Exercisable at December 31, 2010	5,033,404	$0.50 to 46.40	$5.98	4.61	$14,737

Compensation costs related to the Company’s stock options granted under the Company’s equity incentive plans were $3.0 million, $3.5 million, and $3.8 million for the years ended 2010, 2009, and 2008, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of December 31, 2010, the Company had $4.9 million of unrecognized compensation costs related to stock options, which the Company expects to recognize through November 2014.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $2.1 million, $924 thousand, and $1.1 million, respectively. The fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $3.4 million, $3.6 million, and $3.6 million, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009, and 2008 was $2.88, $2.52, and $3.04, respectively.

Price ranges of outstanding and exercisable options as of December 31, 2010 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.50 – $3.25	1,223,191	2.46	$1.57	1,223,191	$1.57
$3.26 – $4.98	1,742,008	5.65	$3.90	1,137,303	$3.63
$4.99 – $6.87	1,399,061	8.95	$5.75	309,258	$5.75
$6.88 – $8.92	1,296,487	6.71	$8.80	1,072,474	$8.82
$8.93 – $46.40	1,334,274	4.94	$9.94	1,291,178	$9.94
	6,995,021			5,033,404

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted under the Company’s 2005 Non-Employee Directors’ Stock Option Plan, 2005 Equity Incentive Plan, and 2008 Equity Incentive Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At December 31, 2010, there were 1,481,200 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2010:
Restricted Stock Activity	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2009	909,717	$5.58
Granted	668,250	$5.36
Forfeited shares	(29,000)	$7.46
Lapse of restriction	(67,767)	$7.39

Restricted stock outstanding at December 31, 2010	1,481,200	$4.98

Compensation expense for restricted stock awards during the years ended 2010, 2009, and 2008 was approximately $1.7 million, $2.6 million, and $932 thousand, respectively. As of December 31, 2010, there was approximately $4.0 million of total unamortized compensation cost related to the restricted stock outstanding expected to be recognized over a weighted average period of 2.5 years.  The intrinsic value and fair value of outstanding restricted stock as of December 31, 2010 is $12.5 million and $7.4 million, respectively.

16. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2010	2009	2008
Outstanding stock options	6,995,021	6,747,438	7,836,722
Options available for future grants and other awards	1,721,427	2,696,729	2,616,777
Warrants outstanding	—	—	21,667
Total common shares reserved	8,716,448	9,444,167	10,475,166

 17. Income Taxes

The provision (benefit) for income taxes consisted of the following for the years ended December 2010, 2009, and 2008:

	2010	2009	2008
Current expense:
Federal	$1,014	$178	$124
State	238	3	6
Foreign	340	118	146
Deferred (benefit) expense:
Federal	(13,136)	(1,552)	(184)
State	491	(157)	6
Foreign	333	(19)	27
Total tax (benefit) expense	$(10,720)	$(1,429)	$125

As of December 31, 2010 and 2009, the Company had federal net operating loss carryforwards of approximately $ 207.7   million and $211.0 million, respectively, which will begin to expire in the year 2020. The net operating loss carryforwards include approximately $171.8 million obtained through the acquisition of Web.com during 2007. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code.  Accordingly, the Company estimates that at least $130.2 million of the net operating loss carryforwards will be available during the carryforward period.
As of December 31, 2010, the Company had a Foreign Tax Credit carryforward of approximately $.47 million that was obtained through the acquisition of Register.com LP. The Foreign tax credits are related to taxes paid in Canada at a 38% tax rate. These credits will start to expire in 2017.

In establishing its deferred income tax assets (DTAs) and deferred tax liabilities (DTLs), the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using current enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2010	2009
Deferred tax assets:
Current:
Net operating loss carryforwards	$5,914	$3,868
Allowance for doubtful accounts	187	163
Deferred rent	—	9
Deferred revenue	7,294	967
Intangible basis	—	34
Interest rate swap	24	—
Stock-based compensation	—	577
Accrued restructuring costs and other reserves	783	367
	14,202	5,985
Less: valuation allowance	(7,255)	(4,498)
Net current deferred tax assets	6,947	1,487
Noncurrent:
Fixed assets basis	1,407	528
Intangible basis	9,109	10,216
Deferred revenue	8,438	53
Stock-based compensation	2,647	1,784
Accrued restructuring costs and other reserves	—	—
Installment sale	49	55
Alternative minimum tax credit	871	559
Foreign tax credit	709	—
Deferred rent	28	—
Net operating loss carryforwards	40,672	49,391
	63,930	62,586
Less: valuation allowance	(34,595)	(46,770)
Net noncurrent deferred tax assets	29,335	15,816

Deferred tax liabilities:
Current:
Stock-based compensation	—	5
Accrued for chargebacks	12	—
Deferred rent	169	—
Prepaid commissions	130	—
Prepaid registry fees	2,006	—
Deferred revenue	4,382	—
Total current deferred tax liabilities	6,699	5
Noncurrent:
Intangible basis	35,155	17,202
Prepaid registry fees	4,030	—
Deferred revenue	137	—
Stock-based compensation	—	5
Deferred rental income	—	38
Fixed asset basis	—	—
Prepaid commissions	18	—
Total noncurrent deferred tax liabilities	39,340	17,245
Net current deferred tax asset	248	1,482
Net noncurrent deferred tax(liability)	(10,005)	(1,429)
Net deferred tax asset (liability)	$(9,757)	$53

The valuation allowance decreased by $9.4 million and $2.8 million, during the year ended December 31, 2010 and 2009, respectively. The change in valuation allowance from 2010 to 2009 was primarily due to the release of the valuation allowance as a result of the acquisition of Register.com LP. Web.com had previously established a valuation allowance against its DTAs for cumulative net operating losses (NOLs).  As a result of the acquisition of Register.com the Company has determined that some of these pre-existing DTAs will more likely than not be realized by the combined enterprise through the reversal of the DTLs.  Under ASC 805-740, a change in an acquirer’s valuation allowance for a deferred tax asset that results from a change in the acquirer’s circumstances caused by a business combination should be accounted for as an event separate from the business combination.  As a result, changes in an acquirer’s valuation allowances that stem from a business combination should be recognized as an element of the acquirer’s deferred income tax expense (benefit) in the reporting period that includes the business combination.  Therefore, the Company released $16.6 million of the pre-acquisition valuation allowance in recognition of the Register.com net DTLs that are projected to be realized within the relevant reversal period.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following:

	2010	2009	2008
U.S. statutory rate	(34.0)%	34.0%	(34.0)%
State income taxes (net of federal tax benefit)	(5.0)	4.0	(4.0)
Foreign rate differential	(4.4)	—	—
Goodwill impairment charge	—	—	30.3
Stock-based compensation	4.4	69.9	1.1
Change in valuation allowance	(54.9)	(229.8)	6.7
Prior year adjustments	(8.9)	—	—
Change in deferred tax rate	20.4	—	—
Deemed dividend under Subpart F	7.0	—	—
Foreign source dividends	8.3	—	—
FIN48 reserve	4.1	—	—
Other	0.9	0.7	—
	(62.1)%	(121.2)%	0.1%

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

 The Company’s unrecognized tax benefits are summarized as follows:

Balance at December 31, 2008	$162
Additions in unrecognized tax benefits – prior year tax positions	—
Additions in unrecognized tax benefits – current year tax positions	20
Foreign exchange gains and losses	27
Balance at December 31, 2009	$209
Additions in unrecognized tax benefits – prior year tax positions	—
Additions in unrecognized tax benefits – current year tax positions	689
Reduction in unrecognized tax benefits – current year tax positions	(39)
Foreign exchange gains and losses	10
Balance at December 31, 2010	$869

As of December 31, 2010 and 2009, the Company had approximately $0.9 million and $0.2 million, respectively, of total unrecognized tax benefits, which could favorably affect the effective rate. In addition, the Company recorded $25 thousand and $22 thousand during 2010 and 2009, respectively, of accrued interest on the unrecognized tax benefits.

The Company’s undistributed foreign earnings of approximately $0.9 million are considered to be permanently reinvested into the foreign jurisdictions. Accordingly, the Company has not provided deferred taxes on these earnings.

18. Employee Savings Plan

Effective August 1, 2000, the Company established a 401(k) savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company began making contributions to the plan in 2004. The Company recorded contribution expense of $0.2 million, $0.2 million and $0.4 million for 2010, 2009, and 2008, respectively.

19. Related Party Transactions

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

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of the Company and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $0.2 million plus a potential share of revenue from the sale of the email marketing solutions to end users. The total amount of fees paid to ExactTarget during the year ended December 31, 2010 was $95 thousand. Fees in the amount of $72 thousand were accrued as of December 31, 2010.

The Company hired Brown & Associates, an entity owned by the brother of David L. Brown, the Company’s Chief Executive Officer and director, on a contingency based fee to determine whether the Company overpaid sales tax to various entities.  The total amount of fees paid to Brown & Associates for successful refunds of sales tax totaling $0.8 million, was $0.2 million, of which $72 thousand was paid during the year ended December 31, 2010.

20. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had no outstanding borrowings as of December 31, 2010 and had approximately $1.3 million in standby letters of credit.

Legal Matters

On January 20, 2010, our subsidiary Register.com, Inc. (“Register.com”) was sued by Baidu, Inc. in the United States District Court for the Southern District of New York in a case captioned Baidu, Inc. v. Register.com, No. 10 Civ. 444 (DC).  Baidu alleged that, due to the misconduct by an alleged cyber-criminal in obtaining unauthorized access to Baidu’s account with Register.com, Register.com was responsible for damages resulting from disruption of the operation of Baidu’s website.  Baidu alleged that it suffered millions of dollars of lost revenue due to this disruption of its website, but no specific damages were alleged in the complaint.  Register.com disputed the allegations in the complaint.  On October 22, 2010, Register.com entered into a confidential agreement with Baidu to settle the matter and the underlying complaint was dismissed on December 6, 2010.

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

The parties in the approximately 300 coordinated cases, including the parties in Register.com’s case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Register.com.  On October 6, 2009, the Court granted final approval to the settlement.  Two appeals are proceeding.  Plaintiffs have moved to dismiss both appeals.  Four additional appeals that had been filed have been withdrawn.  We intend to continue to defend the action vigorously if the settlement does not survive the appeal.  Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. We have notified our underwriters and insurance companies of the existence of the claims. We presently believe, after consultation with legal counsel, that the ultimate outcome of this matter will not have a material adverse effect on our results of operations, liquidity or financial position.

In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes.  We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at December 31, 2010.  In addition, there were no material legal matters for which an estimate could not be made.

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

Web.com Group, Inc.
(Registrant)

March 14, 2011	/s/ Kevin M. Carney
Date	Kevin M. Carney
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 14, 2011:

Name	Title

/s/ David L. Brown	Chairman, President, Chief Executive Officer
David L. Brown	(Principal Executive Officer)

/s/ Kevin M. Carney	Chief Financial Officer
Kevin M. Carney	(Principal Financial and Accounting Officer)

/s/ Timothy I. Maudlin
Timothy I. Maudlin	Lead Director

/s/ Hugh M. Durden
Hugh M. Durden	Director

/s/ Philip J. Facchina
Philip J. Facchina	Director

/s/ Alex Kazerani
Alex Kazerani	Director

/s/ Robert S. McCoy, Jr.
Robert S. McCoy, Jr.	Director

/s/ Deborah H. Quazzo
Deborah H. Quazzo	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)

2.2	Purchase Agreement among Web.com Group, Inc., Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (2)

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(3)

3.2	Amended and Restated Bylaws of Web.com Group, Inc.(4)

3.3	Certificate of Ownership and Merger of Registrant (5)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate.(5)

4.3	Warrant dated April 27, 2004, exercisable for 72,942 shares of common stock.(3)

10.1	1999 Equity Incentive Plan and forms of related agreements.(3)

10.2	2005 Equity Incentive Plan and forms of related agreements.(3)

10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(3)

10.4	2005 Employee Stock Purchase Plan.(3)

10.5	2008 Equity Incentive Plan and forms of related agreements. (6)+

10.6	2009 Inducement Award Plan. (7)

10.7	Form of Option Grant Notice under 2009 Inducement Award Plan. (7)

10.8	2010 Inducement Award Plan. (8)

10.9	Form of Option Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan. (8)

10.10	Form of Restricted Stock Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan. (8)

10.11	Executive Severance Benefit Plan.+

10.12	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors. (3)

10.13	Compensatory Arrangements of certain officers. (9)+

10.14	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (10)

10.15	Amended and Restated Employment Agreement by and between the Company and David L. Brown. (11)+

10.16	Amended and Restated Employment Agreement by and between the Company and Kevin Carney. (11)+

10.17	Transition Agreement by and between Jeffrey M. Stibel and the Company, dated August 13, 2009. (12)+

10.18	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement. (4)+

10.19	Credit Agreement among Web.com Group, Inc., The Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, National Association and Royal Bank of Canada, dated July 30, 2010. (13)

10.20	Letter Agreement by and between Jason Teichman and the Company.+

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page hereto).

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(14)

(1)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's current report on Form 8-K (No .000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(6)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.
(9)	Filed as Item 5.02 to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on February 9, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 17, 2009, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 5, 2010, and incorporated herein by reference.
(14)
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