Form 10-Q
period 2011-03-31
WEB.COM GROUP, INC.
filed 2011-05-06
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, par value $0.001 per share, outstanding as of April 29, 2011: 29,067,063

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands except per share amounts)
(unaudited)

	Three months ended March 31
	2011	2010
Revenue:
Subscription	$38,779	$24,480
Professional services	702	648
Total revenue	39,481	25,128
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	17,329	10,034
Professional services	378	478
Total cost of revenue	17,707	10,512
Gross profit	21,774	14,616
Operating expenses:
Sales and marketing	10,441	5,546
Research and development	3,549	2,271
General and administrative	6,445	3,775
Restructuring charges	96	60
Depreciation and amortization	4,821	3,279
Total operating expenses	25,352	14,931
Loss from operations	(3,578)	(315)

Interest (expense) income, net	(1,584)	41
Loss before income taxes from continuing operations	(5,162)	(274)
Income tax expense	(573)	(471)
Net loss from continuing operations	(5,735)	(745)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(9)
Gain on sale of discontinued operations, net of tax	125	—
Income (loss) from discontinued operations	125	(9)
Net loss	$(5,610)	$(754)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended March 31,
	2011	2010
Basic earnings per share:
Loss from continuing operations per common share	$(0.21)	$(0.03)
Income from discontinued operations per common share	$—	$—
Net loss per common share	$(0.21)	$(0.03)
Diluted earnings per share:
Loss from continuing operations per common share	$(0.21)	$(0.03)
Income from discontinued operations per common share	$—	$—
Net loss per common share	$(0.21)	$(0.03)

Basic weighted average common shares outstanding	26,618	25,410
Diluted weighted average common shares outstanding	26,618	25,410

 See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,816	$16,307
Restricted investments	301	300
Accounts receivable, net of allowance of $680 and $523 thousand, respectively	9,614	8,100
Prepaid expenses	3,388	2,551
Prepaid registry fees	14,434	14,193
Deferred taxes	233	248
Deferred financing fees and other current assets	1,330	1,221
Total current assets	47,116	42,920
Restricted investments	1,110	1,110
Property and equipment, net	9,087	8,765
Prepaid registry fees	14,259	13,569
Goodwill	122,727	122,512
Intangible assets, net	102,905	106,843
Other assets	3,327	3,770
Total assets	$300,531	$299,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,181	$3,276
Accrued expenses	4,617	5,276
Accrued compensation and benefits	4,818	6,799
Accrued restructuring costs and other reserves	1,299	2,325
Deferred revenue	40,557	36,664
Current portion of debt and capital lease obligations	10,074	9,533
Other liabilities	1,215	1,180
Total current liabilities	65,761	65,053
Accrued rent expense	1,136	914
Deferred revenue	27,498	25,149
Long-term debt and capital lease obligations	88,553	93,623
Deferred tax liabilities	10,497	10,005
Other long-term liabilities	1,150	1,138
Total liabilities	194,595	195,882

Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000,000 shares authorized, 28,955,566 and 27,756,227 shares issued and 28,955,566 and 27,340,062 outstanding at March 31, 2011 and December 31, 2010, respectively	29	27
Additional paid-in capital	269,469	263,453
Treasury stock, 0 and 416,165 shares at March 31, 2011 and December 31, 2010, respectively	—	(1,896)
Accumulated other comprehensive loss, net of income tax benefit	(15)	(40)
Accumulated deficit	(163,547)	(157,937)
Total stockholders’ equity	105,936	103,607
Total liabilities and stockholders’ equity	$300,531	$299,489

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(5,610)	$(754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(125)	—
Depreciation and amortization	4,821	3,279
Stock based compensation expense	1,533	1,006
Deferred income tax benefit	402	398
Other non cash expenses	306	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,402)	800
Prepaid expenses and other assets	(809)	75
Prepaid registry fees	(931)	—
Accounts payable	643	481
Accrued expenses and other liabilities	(524)	(354)
Accrued compensation and benefits	(2,007)	(2,521)
Accrued restructuring	(1,026)	(440)
Deferred revenue	6,254	(121)
Net cash provided by operating activities	1,525	1,849

Cash flows from investing activities
Proceeds from sale discontinued operations	125	—
Investment in intangible assets	—	(1,396)
Purchase of property and equipment	(1,993)	(384)
Net cash used in investing activities	(1,868)	(1,780)

Cash flows from financing activities
Stock issuance costs	(3)	(3)
Common stock repurchased	(448)	(53)
Payments of debt obligations	(4,528)	(66)
Proceeds from exercise of stock options	6,831	76
Net cash provided by (used in) financing activities	1,852	(46)
Net increase in cash and cash equivalents	1,509	23
Cash and cash equivalents, beginning of period	16,307	39,427
Cash and cash equivalents, end of period	$17,816	$39,450

Supplemental cash flow information
Interest paid	$1,290	$9
Income tax paid	$497	$64

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. is a leading provider of online marketing for small businesses. On July 30, 2010, the Company completed its acquisition of Register.com (Cayman) LP, a Cayman limited partnership, and all its affiliates (collectively, “Register.com LP”), a provider of global domain name registration and complementary website design and management services. Collectively, Web.com Group, Inc. and Register.com LP (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) meet the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including website design, domain name registration, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services.

The Company has reviewed the criteria of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2011, the consolidated statements of operations for the three months ended March 31, 2011 and 2010; the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and the related notes to the consolidated financial statements are unaudited. The consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2011 include the operations of Register.com LP. The consolidated balance sheets as of March 31, 2011 and December 31, 2010 include the assets and liabilities of Register.com LP.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2011, and the Company’s results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”), on March 14, 2011.

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

Significant Accounting Policies

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2010 and determined that there were no indicators of impairment during the year ended December 31, 2010. In addition, there were no impairment indicators during the three months ended March 31, 2011.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite-lived intangible asset impairment test as of December 31, 2010 and determined that there was no impairment. In addition, there were no impairment indicators during the three months ended March 31, 2011.

Definite-lived intangible assets are amortized on a straight-lined basis over their useful lives, which range between fourteen months and sixteen years. The Company uses the straight line method because it is consistent with how the intangible assets are utilized.

Financial Instruments

The Company financed the July 30, 2010 acquisition of Register.com LP with a $95 million term loan and a $15 million revolving credit facility, of which a total of $93.5 million is outstanding as of March 31, 2011. In connection with the business combination, the Company acquired an outbound marketing and customer support call center located in Nova Scotia, Canada. As a result, the Company has increased exposure to various market risks, including changes in interest rates from debt and foreign exchange rates due to the increased proportion of operating costs incurred in Canadian dollars. The Company’s objective is to partially mitigate the economic impact of these market risks by entering into certain derivative contracts. The Company does not enter into financial instruments for trading or speculative purposes.

Prepaid Registry Fees

Prepaid registry fees represent prepayments to registries for domain name registrations. Prepaid registry fees are amortized to cost of sales over the same period that the deferred revenue is recognized for the related domain name registration.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured.

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

The Company accounts for its multi-element arrangements, such as in the instances where it designs a custom website and separately offers other services such as hosting and marketing, in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. The Company identifies each element in an arrangement and assigns the relative selling price to each element. The additional services provided with a custom website are recognized separately over the period for which services are performed.

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

Stock-Based Employee Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, the fair value of all stock awards is recognized as compensation expense over the vesting period.

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

New Accounting Standards
In October 2009, the Financial Accounting Standards Board (FASB) issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (ASU 2009-13). ASU 2009-13 requires entities to allocate revenue in the absence of vendor-specific objective evidence or third-party evidence of selling price for deliverables using a selling price hierarchy associated with the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 on January 1, 2011 did not have a material impact on the Company’s consolidated results of operations or financial condition during the three months ended March 31, 2011.

In December 2010, the FASB issued ASU No. 2010-28 , Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance will become effective for the Company at the beginning of its second quarter of fiscal year 2011. The adoption of this guidance is not expected to have a material impact, if any, on the Company’s financial position or results of operations.

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

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company received a partial payment of $1.0 million at the closing of the sale and approximately $0.1 million during the year ended December 31, 2010. The buyer paid the Company $125 thousand in March 2011, leaving approximately $2.7 million outstanding. The balance is scheduled to be paid by May 26, 2013 and payments, if received, will be recorded as a gain from the sale of discontinued operations upon receipt.

During the three months ended March 31, 2011 and 2010, the Company recorded a net loss of $0 and $9 thousand, respectively, from the operating results of NetObjects Fusion.

3. Business Combinations

Acquisition of Register.com LP
 On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP, a provider of global domain name registration and complementary website design and management services. The Company believes that the acquisition further enhances the Company’s position as a leading provider of online marketing and web services to small businesses. In addition to bringing approximately 787,000 subscribers, which present substantial cross and up-sell opportunities, Register.com LP brings highly complementary products, sales channels and operating capabilities. Consideration for the interests in Register.com LP was approximately $135.1 million financed with a $95 million term loan, a $15 million revolving credit facility, approximately $20 million in cash and a $5 million seller note. In connection with the acquisition, the Company incurred approximately $2.9 million of acquisition costs during the year ended December 31, 2010 and recorded the expenses in the general and administrative expense line in the consolidated statement of operations, primarily reflected in the three months ended September 30, 2010. These costs include investment banking, legal and other professional services.

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

Purchase Price Allocation
The Company is still reviewing information surrounding certain liabilities assumed as well as income tax considerations resulting from the acquisition, which may result in changes to the Company’s purchase price allocation in the second quarter of 2011. The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on July 30, 2010 (in thousands):

Tangible current assets	$13,445
Tangible non-current assets	1,808
Prepaid registry fees	26,799
Developed technology	28,720
Customer relationships	20,570
Domain/trade names	15,890
Goodwill	109,756
Current liabilities	(14,488)
Deferred revenue	(44,232)
Deferred tax liability	(22,108)
Non-current liabilities	(1,018)
Net assets acquired	$135,142

The developed technology and the customer relationships intangible assets will be amortized over a weighted-average period of 96 months and 116 months, respectively. The domain/trade names have indefinite lives and are not amortized.

The fair value of accounts receivables acquired is $3.9 million, with the gross contractual amount being $4.0 million.

Register.com LP
Register.com LP contributed approximately $15.9 million in revenue during three months ended March 31, 2011. Register.com LP has been incorporated with the existing Web.com operations subsequent to the transaction closing. As such, the determination of operating income and net income of Register.com LP is not readily available nor would it be indicative of the standalone entity if presented.

Pro Forma Financial Information The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred at the beginning of each year presented. The Company has made adjustments to the historical Web.com and Register.com, LP financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The following summarizes unaudited pro forma total revenue, operating loss and net loss for the three months ended:

March 31, 2010
Revenue	$37,542
Net loss	$(8,655)

Basic earnings per share:
Net loss per share	$(0.34)

Diluted earnings per share:
Net loss per share	$(0.34)
Basic weighted-average common shares outstanding	25,410
Diluted weighted-average common shares outstanding	25,410

4. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands except per share amounts):

	Three months ended March 31,
	2011	2010
Loss from continuing operations	$(5,735)	$(745)
Income (loss) from discontinued operations	125	(9)
Net loss	(5,610)	(754)

Weighted-average outstanding shares of common stock	26,618	25,410
Dilutive effect of stock options and restricted stock	—	—
Common stock and common stock equivalents	26,618	25,410
Basic earnings per share:
Loss from continuing operations	$(0.21)	$(0.03)
Income from discontinued operations	—	—
Net loss per share	$(0.21)	$(0.03)
Diluted earnings per share:
Loss from continuing operations	$(0.21)	$(0.03)
Income from discontinued operations	—	—
Net loss per share	$(0.21)	$(0.03)

For the three months ended March 31, 2011 and 2010, options to purchase approximately 6.6 million and 6.5 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

5. Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with ASC 350, Intangibles-Goodwill and other, goodwill is not amortized. The Company has determined that it has one reporting unit and performs its annual goodwill impairment test as of December 31 each year. In analyzing goodwill and intangible assets for potential impairment, the Company uses projections of future discounted cash flows and other procedures to determine whether the Company’s estimated fair value exceeds its carrying value. During the year ended December 31, 2010, the Company completed its annual goodwill and other indefinite lived intangible assets impairment test and the results determined that the goodwill and indefinite lived intangible assets were not at risk of failing step 1 and therefore not impaired at December 31, 2010. In addition, the Company believes there were no indicators of impairment during the quarter ended March 31, 2011.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the periods ended (in thousands):

	March 31, 2011	December 31, 2010
Goodwill balance at beginning of period	$224,806	$115,189
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	122,512	12,895
Goodwill acquired during the period	—	109,617
Goodwill adjusted during the period	215	—
Goodwill balance at end of period, net	$122,727	$122,512

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010	Weighted-average Amortization Period as of March 31, 2011
Indefinite-lived intangible assets:
Domain/Trade names	$29,770	$29,770
Definite lived intangible assets:
Non-compete agreements	3,408	3,408	11 months
Customer relationships	55,077	55,077	77 months
Developed technology	57,923	57,923	70 months
Other	100	100
Accumulated amortization	(43,373)	(39,435)
	$102,905	$106,843

The weighted-average amortization period for the amortizable intangible assets as of March 31, 2011, is approximately 73 months. Total amortization expense was $3.9 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the amortization expense for the next five years is as follows (in thousands):

2011 (remainder of year)	$11,796
2012	15,408
2013	13,319
2014	8,908
2015	5,786
Thereafter	17,918
Total	$73,135

6. Restructuring Costs and Other Reserves

The Company had approximately $2.3 million of accrued restructuring charges as of December 31, 2010 primarily related to relocating and terminating employees from the Register.com LP acquisition. The Company incurred approximately $0.1 million of adjustments to restructuring costs during the three months ended March 31, 2011. Payments of $1.1 million were made during the first quarter ended March 31, 2011. The $1.3 million of outstanding restructuring charges as of March 31, 2011 are expected to be paid by February 2012.

The table below summarizes the activity of total accrued restructuring costs and other reserves during the three months ended March 31, 2011 (in thousands):

	Balance as of December 31, 2010	Additions	Cash Payments	Change in Estimates	Balance as of March 31, 2011
Restructuring costs	$428	$—	$(175)	$96	$349
Employee termination benefits	1,876	—	(947)	—	929
Other acquisition related costs	21	—	—	—	21
Balance	$2,325	$—	$(1,122)	$96	$1,299

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

Interest Rate Swap Agreements
In August 2010, the Company entered into an interest rate swap on $55 million of its variable rate term loans. The swap converts interest payments from the variable rate 1 month LIBOR plus 4.5 percent rate to a fixed rate of 0.0074 percent plus 4.5 percent rate and qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging. The interest rate swap matures on July 30, 2013. Realized gains and losses are reported as interest expense in the Consolidated Statements of Operations and as operating cash flows in the Consolidated Statements of Cash Flows. The Company had $15 thousand, net of income tax, and $40 thousand, net of tax, of unrealized losses recorded in accumulated other comprehensive income as of March 31, 2011 and December 31, 2010, respectively. The notional amount for this contract was approximately $44.4 million and $51.2 million at March 31, 2011 and December 31, 2010, respectively.

The following presents the location of all assets and liabilities associated with the Company’s derivative instruments within the consolidated balance sheets:

Fair Value at
Derivatives designated as hedging instruments:	Balance sheet	March 31, 2011	December 31, 2010
Interest rate swap	Other long-term liabilities	$(25) thousand	$(64) thousand

The following presents the losses recorded from the derivative instruments and the location within the consolidated statements of operations:

Derivatives designated as hedging instruments:	Income statement	For the three months Ended March 31, 2011
Interest rate swap	Interest expense	$(59) thousand

8.  Long-term Debt and Capital Lease Obligations

Long-term Debt
On July 30, 2010, the Company entered into a Credit Facility Agreement (“Credit Agreement”) with the Royal Bank of Canada and issued a $95 million five year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. During 2011, the Company made principal payments of $4.5 million; $2.2 million was a required principal payment on the term loan and the remaining $2.3 million paid down the revolving credit facility. The Company has approximately $6.0 million of available borrowing capacity at March 31, 2011 under the revolving credit facility.

In conjunction with the term loan and revolving credit facility, the Company incurred approximately $5.3 million of financing related fees that have been recorded as an asset that will be amortized to interest expense over the life of the related long-term debt using the interest method. As of March 31, 2011, the Company has approximately $4.4 million of unamortized financing fees remaining.

On July 30, 2010, the Company issued a $5 million note payable to the sellers of Register.com LP. The note payable bears interest at a rate of 5 percent with interest payments made on a quarterly basis and matures on July 30, 2015.

As of March 31, 2011, total principal payments due for all long-term debt during the next five years are as follows:

2011(remainder of year)	$7,231
2012	11,125
2013	11,125
2014	20,025
2015	48,994
Total	98,500
Less current portion	(10,013)
Total long-term debt	$88,487

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

For purposes of determining the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, consolidated covenant EBITDA is defined in the Credit Agreement for the fiscal quarters ended September 30, 2010 and June 30, 2010 as $10.2 million and $10 million, respectively. The combined entity that includes Register.com LP did not exist until the acquisition on July 30, 2010; therefore these amounts were stated in the Credit Agreement so that the debt covenants can be calculated based on a trailing 12-month basis.

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

The covenants as of March 31, 2011, are calculated on a trailing 12-month basis:

		Ratio at	Favorable /
Covenant Description	Covenant Requirement	March 31, 2011	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 3.50 to 1	2.59 to 1	0.91
Consolidated Fixed Charge Coverage Ratio	Minimum of 2.00 to 1	3.17 to 1	1.17

In addition to the financial covenants listed above, the term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of the Company’s tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

 Capital Lease Obligations
The Company acquired various capital lease obligations as part of the Solid Cactus acquisition in April 2009, which consisted of non-cancelable lease agreements of computers and equipment that continue through 2013. The required minimum payments on these capital leases as of March 31, 2011 are (in thousands):

2011	$53
2012	59
2013	25
Total	137
Less interest	(10)
127
Less current portion	(61)
Total obligations under capital leases, long term	$66

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands of dollars):

	Level 1	Level 2	Level 3
Total	As of March 31, 2011:
Liabilities:
Interest rate swap	$-	$25	$-

Total	As of December 31, 2010:
Liabilities:
Interest rate swap	$-	$64	$-

The estimate of fair values for the interest rate swap is based on applicable and commonly used pricing models and prevailing financial market information as of March 31, 2011.

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis.  The Company’s cash and cash equivalents carrying value approximates fair market value. In addition, the term loans and revolving credit facility are both variable rate debt instruments and the fair value approximates the carrying values as of March 31, 2011.

10.  Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s accumulated other comprehensive loss as of March 31, 2011 consists of the unrealized loss of $15 thousand, net of tax of $10 thousand, for an interest rate swap accounted for as a cash flow hedge.

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

The Company recognized income tax expense of $0.6 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively, based upon its estimated annual effective rate. The Company’s effective rate results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2011, the Company accrued $16 thousand in interest expense associated with unrecognized tax benefits.

As of March 31, 2011 and December 31, 2010, the Company had federal net operating loss carryforwards of approximately $208 million and $207.7 million, respectively, which begin to expire in the year 2020. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $130.6 million of net operating loss carryforwards will be available during the carryforward period.

12. Stock Based Compensation

Equity Incentive Plans

At March 31, 2011, the Company had multiple stock based compensation plans. The Company’s Board of Directors adopted and stockholders approved the 1999 Equity Incentive Plan (“the 1999 Plan”), the 2005 Equity Incentive Plan (“the 2005 Plan”) and the 2008 Equity Incentive Plan (“the 2008 Plan”). The 1999 Plan provided for the issuance of 4.1 million incentive stock options, non-statutory stock options and stock bonuses. In November 2005, the 1999 Plan terminated and the Company no longer issues shares under the 1999 Plan, however forfeited or cancelled shares from this plan become available for issuance under the 2005 Plan. The 2005 and 2008 Plans provide for the issuance of 6.5 million incentive stock options, non-statutory stock options and restricted share awards. At March 31, 2011, approximately 320 thousand shares remain available for issuance under these two plans. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares.

The Company’s Board of Directors adopted and stockholders approved the 2005 Non-Employee Directors’ Stock Option Plan (“the 2005 Directors’ Plan”), which provides for the automatic grant of non-statutory stock options and restricted shares to non-employee directors. Approximately 1 million shares were authorized under the 2005 Directors’ Plan. As of March 31, 2011, 433 thousand shares remain available for future issuance.

In addition to the plans discussed above, the Company has additional equity incentive plans that were established in conjunction with the acquisitions of Web.com, Solid Cactus and Register.com, LP. The Company reserved 2.4 million shares, 147 thousand shares and 466 thousand shares, for the Web.com, Solid Cactus and Register.com LP acquisitions, respectively.  These plans are considered one-time, inducement awards of incentive stock options, non-statutory stock options and restricted shares. Once the inducement awards are granted, no additional shares, including forfeitures and cancellations, are available for future grant under these plans.

Vesting periods for the options issued under the Web.com plans range from zero to five years and have an option term of ten years. The options issued under the Solid Cactus plan have a ten year term and generally vest ratably each month over a four year period. The Register.com LP plan includes option grants to purchase 216 thousand shares that vest over four years, with 25 percent vesting on the one year anniversary of the grant date and 1/48 of the shares vesting monthly thereafter. The Register.com LP plan also includes options to purchase 125 thousand shares that vest over four years with 50 percent vesting on the second year anniversary and 1/48 of shares vesting monthly thereafter. These options have a ten year term. Finally, the Register.com LP plan included the issuance of 125 thousand restricted shares that also vest over the course of four years with 50 percent vesting on the second year, 25 percent on the third year and 25 percent on the fourth anniversary of the grant date.

Incentive stock options and non-statutory stock options issued under the 1999 Plan, the 2005 Plan and the 2008 Plan generally vest ratably over three to four years, are contingent upon continued employment and expire ten years from the grant date. Restricted share awards that have been granted under these plans generally vest 25 percent each year over a four year period.

The Board of Directors or a committee thereof, administers all of the equity incentive plans and determines the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

The following table outlines the activity in each of the stock based compensation plans from inception through March 31, 2011:
	1999 Plan	2005 Plan	2005 Directors' Plan	Web.com Plans	2008 Plan	Solid Cactus Plan	Register.com Plan
Authorized	4,074,428	2,964,644	985,000	2,424,558	3,000,000	146,900	465,900
Outstanding Options	(1,841,203)	(2,990,359)	(437,000)	(51,646)	(836,945)	(83,747)	(327,050)
Outstanding RSA	-	-	(42,000)	-	(1,476,600)	-	(125,000)
Exercised Options	(1,736,178)	(357,085)	-	(1,878,764)	(165,954)	(32,388)	-
Released RSA	-	(10,000)	(73,125)	-	(420,216)	-	-
Released RSA (minimum withholding taxes paid in lieu of shares)	-	3,245	-	-	112,111	-	-
Subtotal	497,047	(389,555)	432,875	494,148	212,396	30,765	13,850
Adjustment	(497,047)	497,047	-	-	-	-	-
Available for future grants	N/A	107,492	432,875	N/A	212,396	N/A	N/A

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

	Three months ended March 31,
	2011	2010
Risk-free interest rate	1.87-2.40%	2.23-2.65%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	61%	61%

Stock Option Activity

The following table summarizes option activity for the three months ended March 31, 2011 for all of the Company’s stock options:
	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2010	6,995,021	$0.50 to 46.40	$5.92
Granted	1,053,000	9.50 to 9.97	9.96
Exercised	(1,404,102)	0.50 to 10.98	5.01
Forfeited	(55,193)	3.43 to 10.44	6.55
Expired	(20,775)	3.43 to 46.40	8.18
Balance, March 31, 2011	6,567,951	0.50 to 40.15	6.75	6.62	$51,520
Exercisable at March 31, 2011	3,822,321	$0.50 to 40.15	$6.39	4.83	$31,445

Compensation costs related to the Company’s stock option plans were $896 thousand and $741 thousand for the three months ended March 31, 2011 and 2010, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of March 31, 2011, the Company had $8.8 million of unrecognized compensation costs related to share-based payments, which is expected to recognized over a weighted average period of 3.0 years.

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $9.9 million and $18 thousand, respectively. The fair value of options vested during the three months ended March 31, 2011 and 2010 was $762 thousand and $751 thousand, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $5.26 and $2.97, respectively.

Price ranges of outstanding and exercisable options as of March 31, 2011 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50 – $4.41	1,549,371	3.51	$2.19	1,339,490	$1.88
$4.42 – $5.66	1,376,033	8.91	5.26	298,239	5.29
$5.67 – $8.92	1,470,309	7.06	8.30	1,058,012	8.69
$8.93 – $9.97	1,729,991	7.55	9.58	708,889	9.04
$9.98 – $40.15	442,247	5.27	11.22	417,691	11.28
	6,567,951			3,822,321

Restricted Stock Activity

The following information relates to awards of restricted stock and restricted stock units that have been granted under the 2005 Directors’ Plan, the 2005 Plan, the 2008 Plan and the Register.com LP plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period, usually over a one- to four-year period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At March 31, 2011, there were 1,643,600 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the three months ended March 31, 2011:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2010	1,481,200	4.98
Granted	297,500	9.95
Lapse of restriction	(135,100)	6.03
Forfeited	—	—
Restricted stock outstanding at March 31, 2011	1,643,600	5.80

Compensation expense for the three months ended March 31, 2011 and 2010 was approximately $637 thousand and $265 thousand, respectively. As of March 31, 2011, there was approximately $6.0 million of total unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.6 years.  The intrinsic value and fair value of outstanding restricted stock as of March 31, 2011 is $24.0 million and $9.5 million, respectively.

During the three months ended March 31, 2011, $0.4 million of cash was used to pay the minimum withholding tax requirements in lieu of receiving 37,408 common shares.

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

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of the Company and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $169 thousand plus a potential share of revenue from the sale of the email marketing solutions to end users. The total amount of fees paid to ExactTarget during the three months ended March 31, 2011 and 2010 was $79 thousand and $71 thousand, respectively.

14. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and certain vendor requirements. The Company has approximately $1.3 million in outstanding standby letters of credit.

Legal Matters

In November 2001, Register.com Inc. (“Register.com”), its Chairman, President, Chief Executive Officer and former Vice President of Finance and Accounting Richard D. Forman and its former President and Chief Executive Officer Alan G. Breitman (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

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

The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, Register.com moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Register.com.  On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Register.com. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

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

In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at March 31, 2011. In addition, there were no material legal matters for which an estimate could not be made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the captions “Factors That May Affect Future Operating Results” in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC), and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2010, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011.

Overview

We are a leading provider of domain names, online marketing and eCommerce for small businesses. We meet the needs of small businesses anywhere along their lifecycle by offering a full range of online services and support, including website design, domain name registration, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services. Our primary service offerings, eWorks! XL and SmartClicks, are comprehensive performance-based packages that include domain name registration, website design and publishing, online marketing and advertising, search engine optimization, search engine submission, lead generation, hosting and email solutions, and easy-to-understand Web analytics. As an application service provider, or ASP, we offer our customers a full range of Web services and products on an affordable subscription basis. In addition to our primary service offerings, we provide a variety of premium services to customers who desire more advanced capabilities, such as eCommerce solutions and other sophisticated online marketing services and online lead generation. The breadth and flexibility of our offerings allow us to address the Web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. As the Internet continues to evolve, we plan to refine and expand our service offerings to keep our customers at the forefront.

On July 30, 2010, we completed the acquisition of Register.com LP for total consideration of $135.1 million. Register.com LP offers domain registration and a wide array of website design and web hosting services from “Do It Yourself” tools to fully customized offerings, targeted primarily to small businesses. We believe that the acquisition of Register.com LP provides highly complementary products, sales channels and operating capabilities. With approximately 787,000 subscribers acquired, Register.com LP represents a substantial cross- and up-sell opportunity for us. The Company determined that the operations of Register.com LP are considered Web products and services and therefore, no change to our operating segment resulted. See Note 3, Business Combinations, for additional information on the acquisition.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. The Register.com LP acquisition enabled us to increase our total subscribers to approximately 940,000 at March 31, 2011, compared to total subscribers of 278,000 as of March 31, 2010. We believe we are one of the industry’s largest providers of affordable Web services and products enabling small businesses to have an effective online presence.

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

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure each quarter, which we define as subscription revenue divided by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition related write downs. The fair market value adjustment was $5.6 million and $10 thousand for the three months ended March 31, 2011 and 2010, respectively. Average revenue per subscriber is the key metric that allows management to evaluate the revenue impact of product pricing and product sales mix trends.

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

For the three months ended March 31, 2011, subscription revenue accounted for approximately 98% of our total revenue as compared to 97% for the three months ended March 31, 2010. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

 Professional Services Revenue

We generate professional services revenue from custom website design, eCommerce store design, and "Do It Yourself” logo design. Our custom website design and eCommerce store design work is typically billed on a fixed price basis and over very short periods. Our "Do It Yourself” logo design is typically billed upon the point-of-sale of the final product, which is created by the customer.

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

Revenue Recognition

 We recognize revenue in accordance with Accounting Standards Codification, or ASC 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured.

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

We account for our multi-element arrangements, such as in the instances where we design a custom website and separately offer other services such as hosting and marketing, in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. We identify each element in an arrangement and assign the relative selling price to each element. The additional services provided with a custom website are recognized separately over the period for which services are performed.

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

We grant to our employees options to purchase common stock at exercise prices equal to the quoted market values of the underlying stock at the time of each grant. Upon granting options to our employees, we value the fair value of each option award, on the date of the grant, using the Black Scholes option valuation model.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2010, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. The results of this test determined that goodwill and other indefinite lived intangible assets were not at risk of failing step 1 and therefore not impaired at December 31, 2010. See Note 5 “Goodwill and Intangible Assets” in the consolidated financial statements for additional information on goodwill and intangible assets. There were no impairment indicators during the three months ended March 31, 2011.

Accounting for Business Combinations

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

Comparison of the Results for the Three Months Ended March 31, 2011 to the Results for the Three Months Ended March 31, 2010

The following table sets forth our key business metrics for the three months ended March 31:

	2011*	2010

Net subscriber (reductions) additions	(15,233)	3,631
Churn	1.8%	3.1%
Average revenue per subscriber	$15.64	$29.49

*The metrics for the three months ended March 31, 2011 include the operating results of Register.com, LP.

Net subscribers decreased by 15,233 customers during the three months ended March 31, 2011 as compared to an increase of 3,631 during the three months ended March 31, 2010. However, due to a continued downward trend in churn as well as the acquisition of Register.com LP’s lower churning significant customer base, churn decreased by 1.3% to 1.8% in the three months ended March 31, 2011 compared to the same prior year period ended.

The average revenue per subscriber excluding Register.com LP was $28.46 during the three months ended March 31, 2011 down from $29.49 for the same prior year period. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do-It-Yourself website building and hosting products. In addition, there was a decline in revenues from our higher revenue customers from the contractor-focused lead generation business due to the difficult economic environment.

During the first quarter ended March 31, 2011, the Register.com LP pro forma average revenue per subscriber was $9.53. This is adjusted for the unfavorable $5.6 million impact of amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. The unfavorable impact to the Company’s revenue will decline on a monthly basis as the acquired deferred revenue becomes fully recognized.

Revenue
	Three months ended March 31,
	2011	2010
	(unaudited)
Revenue:
Subscription	$38,779	$24,480
Professional services	702	648
Total revenue	$39,481	$25,128

Total revenue for the three months ended March 31, 2011 increased $14.4 million, or 57%, primarily due to a $15.9 million increase from our July 2010 acquisition of Register.com LP. Excluding Register.com LP, revenue declined $1.5 million during the three months ended March 31, 2011 due to a combination of a lower number of subscribers during the period as well as lower average revenue per subscriber.

Subscription Revenue. Subscription revenue increased $14.3 million or 58% to $38.8 million in the three months ended March 31, 2011 from $24.5 million for the same prior year period. The increase is due to the $15.9 million of Register.com LP subscription revenue. Excluding the acquisition related increase, revenue for the three months ended March 31, 2011 declined by $1.5 million due to fewer subscribers during the period as well as lower average revenue per subscriber. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from current promotions for our Do-It-Yourself website building and hosting products. The year over year decline in the number of subscribers is due to the continued impact of the depressed economic conditions.

Professional Services Revenue. Professional services revenue increased 8% to $0.7 million in the three months ended March 31, 2011 from $0.6 million in the same prior year period ended. Professional services revenue increased primarily due to customer support services generated from a new partnership arrangement.

Cost of Revenue

	Three months ended March 31,
	2011	2010
	(unaudited)
Cost of revenue
Subscription	$17,329	$10,034
Professional services	378	478
Total cost of revenue	$17,707	$10,512

Cost of Subscription Revenue. Cost of subscription revenue increased $7.3 million to $17.3 million, or 45% of subscription revenue, in the three months ended March 31, 2011 from $10.0 million in the three months ended March 31, 2010 primarily due to an additional $7.5 million of costs from the Register.com LP acquisition. Our gross margin on subscription revenue decreased from 59% during the three months ended March 31, 2010 to 55% during the three months ended March 31, 2011.  Excluding the impact of the Register.com LP acquisition, gross margin was 57% for the three months ended March 31, 2011 principally due to a shift in the subscription revenue mix to lower margin products.

Gross margin from Register.com LP operations was 52% during the three months ended March 31, 2011. The gross margin was negatively impacted by amortizing deferred revenue based on the fair value calculated at the acquisition date which was approximately 50% lower than the historical basis of Register.com LP. Excluding the $5.6 million effect of the adjustment related to the fair value of acquired deferred revenue, the gross margin for Register.com LP for the three months ended March 31, 2011 was 65%.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 21% to $0.4 million in the three months ended March 31, 2011 from $0.5 million during the same prior year period. The decrease was primarily the result of lower employee compensation and benefits expense.

Operating Expenses
	Three months ended March 31,
	2011	2010
	(unaudited)
Operating expenses:
Sales and marketing	$10,441	$5,546
Research and development	3,549	2,271
General and administrative	6,445	3,775
Restructuring charges	96	60
Depreciation and amortization	4,821	3,279
Total operating expenses	$25,352	$14,931

Sales and Marketing Expenses. Sales and marketing expenses increased $4.9 million to $10.4 million, or 26% of total revenue, during the three months ended March 31, 2011, up from $5.5 million, or 22% of total revenue, during the three months ended March 31, 2010. Register.com LP contributed $4.5 million of the overall increase, reflecting a $0.4 million increase when the acquisition is excluded. This increase was primarily the result of a direct advertising television campaign that was launched in the first quarter of 2011.

Research and Development Expenses. Research and development expenses increased 56% to $3.5 million, or 9% of total revenue, during the three months ended March 31, 2011 from $2.3 million, or 9% of total revenue, during the three months ended March 31, 2010. The July 2010 acquisition of Register.com contributed $1.2 million of additional research and development costs during the quarter ended March 31, 2011.

General and Administrative Expenses. General and administrative expenses increased $2.7 million to $6.4 million, or 16% of total revenue, during the three months ended March 31, 2011, up from $3.8 million, or 15% of total revenue, during the three months ended March 31, 2010. Employee related compensation costs were $1.3 million higher during the three months ended March 31, 2011 compared to the same prior year period. The first quarter ended March 31, 2011 included a $0.2 million increase in other franchise and business taxes. In addition, we had increases of general and administrative expenses of $0.8 million for Register.com LP costs not included in the comparative prior year period. Finally, the three months ended March 31, 2010 included a $0.2 million favorable reserve adjustment.

Restructuring charges. Restructuring charges of $0.1 million were recorded in the first quarter ended March 31, 2011 primarily to adjust the original estimates for employee relocation and termination expenses as a result of the Register.com LP acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 47% to $4.8 million during the three months ended March 31, 2011, up from $3.3 million, during the same prior year period. Amortization related to the intangible assets and depreciation expense from property and equipment acquired from Register.com LP, increased the total depreciation and amortization expense by approximately $1.7 million.

Interest (Expense) Income, net. Net interest expense of $1.6 million for the three months ended March 31, 2011 was primarily from the term loan, revolving credit facility and seller note issued to finance the acquisition of Register.com LP.  In addition, deferred financing fee amortization of $0.3 million also contributed to interest expense during the three months ended March 31, 2011. Interest income of $41 thousand during the three months ended March 31, 2010 was earned on cash and cash equivalent balances during the period.

Income tax expense.  We recorded income tax expense of $0.6 million and $0.5 million in the three months ended March 31, 2011 and 2010, respectively, based upon our estimated annual effective tax rate. The Company’s effective rate results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit.

Discontinued operations. On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. For the three months ended March 31, 2010, a net loss of $9 thousand was generated by the NetObjects Fusion software.  Proceeds of $0.1 million were received during the three months ended March 31, 2011 and were recorded as a gain from the sale of discontinued operations.

Outlook. We believe the Company has the potential to accelerate revenue growth as we increase Web.com's investments in sales and marketing and execute our cross-sell/up sell strategy with our recently acquired domain name customers. As we continue to integrate our operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value. We expect strong operating cash flows that will be used to pay down debt and potentially fund incremental marketing investments. We expect to drive increasing average revenue per subscriber through our cross-sell/up sell activities but continue to expect net subscriber losses in the near term. As we complete various marketing tests and begin to fund marketing investments, we expect to drive sequential net subscriber growth later in 2011. As the impact of the fair market value adjustment to deferred revenue acquired in the Register.com transaction decreases over the course of 2011, we expect to see gross margins to continue improving.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	2011	2010

Net Cash Provided by Operating Activities	$1,525	$1,849
Net Cash Used in Investing Activities	(1,868)	(1,780)
Net Cash Provided by (Used in) Financing Activities	1,852	(46)

Increase in Cash and Cash Equivalents	$1,509	$23

As of March 31, 2011, we had $17.8 million of unrestricted cash and cash equivalents and $18.6 million in negative working capital, as compared to $16.3 million of cash and cash equivalents and $22.1 million in negative working capital as of December 31, 2010. The deficit in working capital is due to the significant portion of deferred revenue from Register.com LP subscription revenue. In addition, there are approximately $10.1 million of current debt obligations as of March 31, 2011. We have received approximately $2.5 million of cash and cash equivalents during the three months ended March 31, 2011 that will be submitted to the Internal Revenue Service in April 2011 for minimum tax withholding requirements from exercises of non qualified stock options by former employees of Web.com Group, Inc.

Net cash provided by operations for the three months ended March 31, 2011 was $1.5 million as compared to the net cash provided by operations of $1.8 million for the three months ended March 31, 2010. The net loss of $5.6 million adjusted for non cash items including depreciation and amortization, stock based compensation expense and deferred income taxes resulted in cash inflows of $1.3 million. Other balance sheet changes included $6.3 million of net favorable cash flows from changes in deferred revenue, which more than offset the increase in cash uses from other working capital and balance sheet accounts by approximately $0.2 million. Included in the other balance sheet changes during the quarter ended March 31, 2011 was approximately $1.1 million of payments made for the restructuring activities resulting from the July 2010 acquisition of Register.com LP.

Net cash used in investing activities in the three months ended March 31, 2011 was $1.9 million compared to $1.8 million for the same prior year period. Purchases of property and equipment of $2.0 million were made in the three months ended March 31, 2011 primarily to migrate and streamline data centers to a centralized location. This was offset slightly by a $0.1 million payment received during the first quarter ended March 31, 2011 from the sale of our discontinued NetObjects Fusion business, sold in 2009. The three months ended March 31, 2010 included a $1.4 million purchase of approximately 5,700 customers. Approximately $0.4 million of property and equipment was purchased during the first quarter ended March 31, 2010.

Net cash provided by financing activities in the three months ended March 31, 2011 was $1.9 million as compared to net cash used for financing activities of $0.1 million for the same prior year quarter ended. Proceeds from the exercise of stock options of $6.8 million were received during the three months ended March 31, 2011. Approximately $0.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the first quarter ended March 31, 2011. Principal payments on long term debt obligations of $4.5 million were made in the first quarter of 2011, of which $2.3 million was discretionary.

 Long-term Debt
On July 30, 2010, we entered into a Credit Facility Agreement (“Credit Agreement”) with the Royal Bank of Canada and issued a $95 million five year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP, of which a total of $93.5 million was outstanding at March 31, 2011. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. Approximately 47 percent of the term loan and revolving credit facility has been hedged with an interest rate swap that fixes 1-month LIBOR at 0.74 percent.

In addition, on July 30, 2010, we issued a $5 million note payable to the sellers of Register.com LP. The note payable bears interest at a rate of 5 percent with interest payments made on a quarterly basis and matures on July 30, 2015.

Debt Covenants
The Credit Agreement requires that we pay an additional principal amount equal to fifty percent of any excess cash flow, as defined in the Credit Agreement, for such year. The required percentage of excess cash flow shall be reduced to thirty-three percent if the Consolidated Leverage Ratio is reduced to 1.5 to 1. The Consolidated Leverage Ratio is defined as consolidated debt divided by Covenant EBITDA (see Note 8, Long-Term Debt and Capital Lease Obligations, for additional information). For the year ended December 31, 2011 only, the required excess cash flow payment shall be reduced by $7.5 million. Excess cash flow payments are due within ninety-five days of each year end, commencing with the year ended December 31, 2011.

The Credit Agreement also requires that we maintain a specified Consolidated Fixed Charge Coverage Ratio which is defined as Covenant EBITDA divided by consolidated fixed charges. Consolidated fixed charges include consolidated interest expense and scheduled debt payments made in a given period. For purposes of determining the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, consolidated Covenant EBITDA is defined in the Credit Agreement for the fiscal quarters ended September 30, 2010 and June 30, 2010 as $10.2 million and $10 million, respectively. The combined entity that includes Register.com LP did not exist until the acquisition on July 30, 2010; therefore these amounts were stated in the Credit Agreement so that the debt covenants can be calculated based on a trailing 12-month basis. Covenant EBITDA for the quarterly periods ended March 31, 2011 and December 31, 2010 was $8.7 million and $9.1 million, respectively. The consolidated debt and interest payments used in the covenant calculation below were $98.5 million and $1.3 million, respectively.

The covenant calculations as of March 31, 2011, are calculated on a trailing 12-month basis:

		Ratio at	Favorable /
Covenant Description	Covenant Requirement	March 31, 2011	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 3.50 to 1	2.59 to 1	0.91
Consolidated Fixed Charge Coverage Ratio	Minimum of 2.00 to 1	3.17 to 1	1.17

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$39,481	$25,128
Fair value adjustment to deferred revenue	5,619	10
Non-GAAP revenue	$45,100	$25,138

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(5,610)	$(754)
Amortization of intangibles	3,937	2,618
Gain on sale of assets	(2)	-
Stock based compensation	1,533	1,006
Income tax expense	573	471
Restructuring charges	96	60
Corporate development	13	-
Amortization of deferred financing fees	308	-
Cash income tax expense	(174)	(65)
Fair value adjustment to deferred revenue	5,619	10
Fair value adjustment to prepaid registry fees	93	-
Non-GAAP net income	$6,386	$3,346

Reconciliation of GAAP diluted net loss per share to non-GAAP net income per share
Fully diluted shares:
Common stock	26,618	25,410
Diluted stock options	2,569	1,398
Diluted restricted stock	1,011	359
Total	30,198	27,167

Diluted GAAP net loss per share	$(0.21)	$(0.03)
Diluted equity per share	0.02	-
Amortization of intangibles per share	0.13	0.09
Gain on sale of assets per share	-	-
Stock based compensation per share	0.05	0.04
Income tax expense per share	0.02	0.02
Restructuring charges per share	-	-
Corporate development per share	-	-
Amortization of deferred financing fees per share	0.01	-
Cash income tax expense per share	(0.01)	-
Fair value adjustment to deferred revenue per share	0.20	-
Fair value adjustment to prepaid registry fees per share	-	-
Diluted Non-GAAP net income per share	$0.21	$0.12

	Three Months Ended March 31,
	2011	2010
Reconciliation of GAAP operating loss to non-GAAP operating income

GAAP operating loss	$(3,578)	$(315)
Amortization of intangibles	3,937	2,618
Stock based compensation	1,533	1,006
Restructuring charges	96	60
Corporate development	13	-
Fair value adjustment to deferred revenue	5,619	10
Fair value adjustment to prepaid registry fees	93	-
Non-GAAP operating income	$7,713	$3,379

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-9%	-1%
Amortization of intangibles	9%	10%
Restructuring charges	0%	0%
Corporate development	0%	0%
Fair value adjustment to deferred revenue	14%	0%
Fair value adjustment to prepaid registry fees	0%	0%
Stock based compensation	3%	4%
Non-GAAP operating margin	17%	13%

Reconciliation of GAAP operating loss to adjusted EBITDA

GAAP operating loss	$(3,578)	$(315)
Depreciation and amortization	4,821	3,279
Stock based compensation	1,533	1,006
Restructuring charges	96	60
Corporate development	13	-
Fair value adjustment to deferred revenue	5,619	10
Fair value adjustment to prepaid registry fees	93	-
Adjusted EBITDA	$8,597	$4,040

Stock based compensation
Subscription (cost of revenue)	$188	$132
Sales and marketing	283	153
Research and development	210	144
General and administration	852	577
Total	$1,533	$1,006

Contractual Obligations and Commitments

We have no material changes to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K.  See Note 14, Commitments and Contingencies, for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $17.8 million and $16.3 million at March 31, 2011and December 31, 2010, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore; we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of March 31, 2011, we have $98.5 million of total debt outstanding. As a result, we have exposure to market risk for changes in interest rates related to these borrowings and as a result have entered into an interest rate swap on approximately 47 percent of our term loan swapping variable rate debt with fixed rate debt. Our variable rate debt is based on 1-month LIBOR plus 4.5 percent. A hypothetical 10 percent increase/decrease in 1-month LIBOR would result in an annual increase/decrease of interest expense of approximately $13 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2011  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2001, Register.com Inc. (“Register.com”), its Chairman, President, Chief Executive Officer and former Vice President of Finance and Accounting Richard D. Forman and its former President and Chief Executive Officer Alan G. Breitman (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

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

 In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at March 31, 2011. In addition, there were no material legal matters for which an estimate could not be made.

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

In July 2010, we entered into debt financing arrangements totaling $115 million all of the proceeds of which were used to complete the acquisition of Register.com. At March 31, 2011, $98.5 million of total debt remains outstanding.  Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Most of our Web services are sold on a month-to-month basis, and if our customers are unable or choose not to subscribe to our Web services, our revenue may decrease.

A significant portion of our Web service offerings are sold pursuant to month-to-month subscription agreements and our customers generally can cancel their subscriptions to our Web services at any time with little or no penalty.

Historically, we have experienced a high turnover rate in our customer base. For the three months ended March 31, 2011 and 2010, 16% and 15%, respectively, of our subscribers who were customers at the beginning of the respective year were no longer subscribers at the end of the respective year. The turnover rate calculations do not include any acquisition related customer activity.

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

Though we were profitable for the years ended December 31, 2006, 2007 and 2009, we were not profitable for the years ended December 31, 2010 and 2008 or for the first quarter ended March 31, 2011 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2006, and 2007 and 2009, we have not historically been profitable, were not profitable for the years ended December 31, 2010 and 2008 or for the first quarter ended March 31, 2011, and may not be profitable in future periods.  As of March 31, 2011, we had an accumulated deficit of approximately $163.5 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 10% of our new customers in the three months ended March 31, 2011 were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote significant additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia; Jacksonville, Florida; and Ontario, Canada. We obtain Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, as a result of the acquisition of Register.com LP, we have entered into debt arrangements for a total of $115 million, of which $98.5 million remained outstanding at March 31, 2011.  Financial market disruption and general economic conditions in which the credit markets are severely constrained and the depressed equity markets may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Compensation Arrangements with Named Executive Officers (4) +

10.2	Amended and Restated Employment Agreement by and between the Company and David L. Brown, dated March 7, 2011. (5) +

10.3	Amended and Restated Employment Agreement by and between the Company and Kevin M. Carney, dated March 7, 2011. (6) +

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)

 + Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 10.15 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on February 9, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.

(7)
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

Web.com Group, Inc.
(Registrant)

May 6, 2011	/s/ Kevin M. Carney
Date	Kevin M. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Compensation Arrangements with Named Executive Officers (4) +

10.2	Amended and Restated Employment Agreement by and between the Company and David L. Brown, dated March 7, 2011. (5) +

10.3	Amended and Restated Employment Agreement by and between the Company and Kevin M. Carney, dated March 7, 2011. (6) +

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)

+ Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 10.15 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on February 9, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.

(7)
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