Form 10-Q
period 2011-06-30
WEB.COM GROUP, INC.
filed 2011-08-08
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No

Common Stock, par value $0.001 per share, outstanding as of July 25, 2011: 29,246,886

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2011

Index

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Operations (unaudited)

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Subscription	$41,465	$23,957	$80,245	$48,438
Professional services	776	820	1,477	1,468
Total revenue	42,241	24,777	81,722	49,906
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	17,287	9,652	34,616	19,686
Professional services	349	485	726	963
Total cost of revenue	17,636	10,137	35,342	20,649
Gross profit	24,605	14,640	46,380	29,257
Operating expenses:
Sales and marketing	10,669	5,185	21,110	10,731
Research and development	3,389	2,225	6,938	4,496
General and administrative	6,256	5,572	12,702	9,347
Restructuring charges (credits)	149	(6)	245	54
Depreciation and amortization	4,696	3,313	9,517	6,593
Total operating expenses	25,159	16,289	50,512	31,221
Loss from operations	(554)	(1,649)	(4,132)	(1,964)

Interest (expense) income, net	(1,529)	58	(3,113)	98
Loss before income taxes from continuing operations	(2,083)	(1,591)	(7,245)	(1,866)
Income tax benefit (expense)	111	(217)	(462)	(687)
Net loss from continuing operations	(1,972)	(1,808)	(7,707)	(2,553)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(9)
Gain on sale of discontinued operations, net of tax	125	125	250	125
Income from discontinued operations	125	125	250	116
Net loss	$(1,847)	$(1,683)	$(7,457)	$(2,437)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic earnings per share:
Loss from continuing operations per common share	$(0.07)	$(0.07)	$(0.28)	$(0.10)
Income from discontinued operations per common share	$—	$—	$0.01	$—
Net loss per common share	$(0.07)	$(0.07)	$(0.27)	$(0.10)
Diluted earnings per share:
Loss from continuing operations per common share	$(0.07)	$(0.07)	$(0.28)	$(0.10)
Income from discontinued operations per common share	$—	$—	$0.01	$—
Net loss per common share	$(0.07)	$(0.07)	$(0.27)	$(0.10)

Basic weighted average common shares outstanding	27,589	25,457	27,106	25,433

Diluted weighted average common shares outstanding	27,589	25,457	27,106	25,433

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,972	$16,307
Restricted investments	301	300
Accounts receivable, net of allowance of $484 and $523, respectively	7,367	8,100
Prepaid expenses	3,670	2,551
Prepaid registry fees	14,604	14,193
Deferred taxes	270	248
Deferred financing fees and other current assets	1,324	1,221

Total current assets	43,508	42,920
Restricted investments	1,108	1,110
Property and equipment, net	8,918	8,765
Prepaid registry fees	12,736	13,569
Goodwill	123,186	122,512
Intangible assets, net	98,855	106,843
Other assets	3,004	3,770

Total assets	$291,315	$299,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,033	$3,276
Accrued expenses	4,030	5,276
Accrued compensation and benefits	3,619	6,799
Accrued restructuring costs and other reserves	581	2,325
Deferred revenue	41,936	36,664
Current portion of debt and capital lease obligations	10,627	9,533
Other liabilities	1,104	1,180

Total current liabilities	63,930	65,053
Accrued rent expense	1,143	914
Deferred revenue	27,721	25,149
Long-term debt and capital lease obligations	79,757	93,623
Deferred tax liabilities	10,409	10,005
Other long-term liabilities	1,152	1,138

Total liabilities	184,112	195,882

Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000,000 shares authorized, 29,219,316 and 27,756,227 shares issued and 29,219,316 and 27,340,062 outstanding at June 30, 2011 and December 31, 2010, respectively	29	27
Additional paid-in capital	272,643	263,453
Treasury stock, 0 and 416,165 shares at June 30, 2011 and December 31, 2010, respectively	—	(1,896)
Accumulated other comprehensive loss, net of income tax benefit	(75)	(40)
Accumulated deficit	(165,394)	(157,937)

Total stockholders’ equity	107,203	103,607

Total liabilities and stockholders’ equity	$291,315	$299,489

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(7,457)	$(2,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(250)	(125)
Depreciation and amortization	9,517	6,593
Stock-based compensation expense	3,226	2,205
Deferred income tax benefit	314	521
Other non cash expenses	624	—
Changes in operating assets and liabilities:
Accounts receivable, net	801	1,121
Prepaid expenses and other assets	(1,077)	425
Prepaid registry fees	422	—
Accounts payable	(783)	(124)
Accrued expenses and other liabilities	(1,439)	361
Accrued compensation and benefits	(3,206)	(1,717)
Accrued restructuring	(1,743)	(793)
Deferred revenue	7,845	(511)

Net cash provided by operating activities	6,794	5,519

Cash flows from investing activities
Proceeds from sale discontinued operations	250	125
Investment in intangible assets	—	(1,396)
Purchase of property and equipment	(2,683)	(777)
Other	212	—

Net cash used in investing activities	(2,221)	(2,048)

Cash flows from financing activities
Stock issuance costs	(7)	(7)
Common stock repurchased	(448)	(53)
Payments of debt obligations	(12,770)	(128)
Proceeds from exercise of stock options	8,317	99

Net cash used in financing activities	(4,908)	(89)

Net (decrease) increase in cash and cash equivalents	(335)	3,382
Cash and cash equivalents, beginning of period	16,307	39,427

Cash and cash equivalents, end of period	$15,972	$42,809

Supplemental cash flow information
Interest paid	$2,530	$18

Income tax paid	$775	$98

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

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010; the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and the related notes to the consolidated financial statements are unaudited. The consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 2011 include the operations of Register.com LP. The consolidated balance sheets as of June 30, 2011 and December 31, 2010 include the assets and liabilities of Register.com LP.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2011, and the Company’s results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011.

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

Significant Accounting Policies

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2010 and determined that there were no indicators of impairment during the year ended December 31, 2010. In addition, there were no impairment indicators during the six months ended June 30, 2011.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite-lived intangible asset impairment test as of December 31, 2010 and determined that there was no impairment. In addition, there were no impairment indicators during the six months ended June 30, 2011.

Definite-lived intangible assets are amortized on a straight-lined basis over their useful lives, which range between fourteen months and sixteen years. The Company uses the straight line method because it is consistent with how the intangible assets are utilized.

Financial Instruments
The Company financed the July 30, 2010 acquisition of Register.com LP with a $95 million term loan and a $15 million revolving credit facility, of which a total of $85.3 million is outstanding as of June 30, 2011. In connection with the business combination, the Company acquired outbound marketing and customer support call centers located in Nova Scotia, Canada. As a result, the Company has increased exposure to various market risks, including changes in interest rates from debt and foreign exchange rates due to the increased proportion of operating costs incurred in Canadian dollars. The Company’s objective is to partially mitigate the economic impact of these market risks by entering into certain derivative contracts. The Company does not enter into financial instruments for trading or speculative purposes.

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

New Accounting Standards
In December 2010, the FASB issued ASU 2010-28 , Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance became effective for the Company at the beginning of the second quarter of fiscal year 2011. The adoption of this guidance did not have any impact on the Company’s financial position or results of operations during the three and six months ended June 30, 2011.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for the Company for acquisitions occurring on or after the beginning of its 2012 fiscal year. The Company does not expect the adoption of this guidance will have a material impact upon its financial position or results of operations.

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact upon its financial position or results of operations.

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company received a partial payment of $1.0 million at the closing of the sale and approximately $0.1 million during the year ended December 31, 2010. The buyer paid the Company $0.3 million in the six months ended June 30, 2011, leaving approximately $2.6 million outstanding.  The balance is scheduled to be paid by May 26, 2013 and payments, if received, will be recorded as a gain from the sale of discontinued operations upon receipt.

3. Business Combinations

Acquisition of Register.com LP
On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP. The Company believes that the acquisition further enhances the Company’s position as a leading provider of online marketing and web services to small businesses. In addition to bringing approximately 787,000 subscribers, which present substantial cross and up-sell opportunities, the acquisition of Register.com LP brought highly complementary products, sales channels and operating capabilities to the Company. Consideration for the interests in Register.com LP was approximately $135.1 million financed with a $95 million term loan, a $15 million revolving credit facility, approximately $20 million in cash and a $5 million seller note. In connection with the acquisition, the Company incurred approximately $2.9 million of acquisition costs during the year ended December 31, 2010 and recorded the expenses in the general and administrative expense line in the consolidated statement of operations, primarily reflected in the three months ended September 30, 2010. These costs include investment banking, legal and other professional services.

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

Purchase Price Allocation
The following table summarizes the Company’s purchase price allocation based on the fair values of the assets acquired and liabilities assumed on July 30, 2010 (in thousands):

Tangible current assets	$13,401
Tangible non-current assets	1,808
Prepaid registry fees	26,799
Developed technology	28,720
Customer relationships	20,570
Domain/trade names	15,890
Goodwill	110,305
Current liabilities	(14,892)
Deferred revenue	(44,243)
Deferred tax liability	(22,198)
Non-current liabilities	(1,018)

Net assets acquired	$135,142

The developed technology and the customer relationships intangible assets are amortized over a weighted-average period of 96 months and 116 months, respectively. The domain/trade names have indefinite lives and are not amortized.

The fair value of accounts receivables acquired is $3.9 million, with the gross contractual amount being $4.0 million.

Register.com LP
Register.com LP contributed approximately $17.3 million and $33.2 million in revenue during three and six months ended June 30, 2011, respectively. This revenue excludes sales of our legacy services to the acquired customer base resulting from the integration of Register.com LP with the existing Web.com operations subsequent to the transaction closing. As such, the determination of operating income and net income of Register.com LP is not readily available nor would it be indicative of the standalone entity if presented.

Pro Forma Financial Information
The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred on January 1, 2010. The Company has made adjustments to the historical Web.com and Register.com LP financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had we owned Register.com LP for the entire periods presented. The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Revenue	$38,300	$75,842
Net loss	$(7,127)	$(15,782)

Basic earnings per share:
Net loss per share	$(0.28)	$(0.62)

Diluted earnings per share:
Net loss per share	$(0.28)	$(0.62)

Basic weighted-average common shares outstanding	25,457	25,433

Diluted weighted-average common shares outstanding	25,457	25,433

 4. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Loss from continuing operations	$(1,972)	$(1,808)	$(7,707)	$(2,553)
Income from discontinued operations	125	125	250	116

Net loss	(1,847)	(1,683)	(7,457)	(2,437)

Weighted-average outstanding shares of common stock	27,589	25,457	27,106	25,433
Dilutive effect of stock options and restricted stock	—	—	—	—

Common stock and common stock equivalents	27,589	25,457	27,106	25,433

Basic earnings per share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.28)	$(0.10)
Income from discontinued operations	—	—	0.01	—

Net loss per share	$(0.07)	$(0.07)	$(0.27)	$(0.10)

Diluted earnings per share:
Loss from continuing operations	$(0.07)	$(0.07)	$(0.28)	$(0.10)
Income from discontinued operations	—	—	0.01	—

Net loss per share	$(0.07)	$(0.07)	$(0.27)	$(0.10)

As of June 30, 2011 and 2010, options to purchase approximately 6.4 million and 7.6 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

5. Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with ASC 350, Intangibles-Goodwill and other, goodwill is not amortized. The Company has determined that it has one reporting unit and performs its annual goodwill impairment test as of December 31 each year. In analyzing goodwill and intangible assets for potential impairment, the Company uses projections of future discounted cash flows and other procedures to determine whether the Company’s estimated fair value exceeds its carrying value. During the year ended December 31, 2010, the Company completed its annual goodwill and other indefinite-lived intangible assets impairment test and the results determined that the goodwill and indefinite-lived intangible assets were not at risk of failing step 1 and therefore not impaired at December 31, 2010. In addition, the Company believes there were no indicators of impairment during the three and six months ended June 30, 2011.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months ended June 30, 2011 and the year ended December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Goodwill balance at beginning of period	$224,806	$115,189
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	122,512	12,895
Goodwill acquired during the period	—	109,617
Goodwill adjusted during the period	674	—
Goodwill balance at end of period, net	$123,186	$122,512

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010	Weighted-average Amortization Period as of June 30, 2011
Indefinite-lived intangible assets:
Domain/Trade names	$29,770	$29,770
Definite-lived intangible assets:
Non-compete agreements	3,408	3,408	10 months
Customer relationships	54,866	55,077	75 months
Developed technology	57,923	57,923	68 months
Other	100	100
Accumulated amortization	(47,212)	(39,435)

	$98,855	$106,843

The weighted-average amortization period for the amortizable intangible assets as of June 30, 2011 is approximately 71 months. Total amortization expense was $3.8 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively. Total amortization expense was $7.8 million and $5.3 million for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the amortization expense for the next five years is as follows (in thousands):

2011 (remainder of year)	$7,826
2012	15,336
2013	13,312
2014	8,908
2015	5,786
Thereafter	17,917
Total	$69,085

6. Restructuring Costs and Other Reserves

The Company had approximately $2.3 million of accrued restructuring charges as of December 31, 2010 primarily related to relocating and terminating employees from the Register.com LP acquisition. The Company incurred approximately $0.2 million of adjustments to restructuring costs during the six months ended June 30, 2011. Payments of $2.0 million were made during the six months ended June 30, 2011. The $0.6 million of outstanding restructuring charges as of June 30, 2011 are expected to be paid by February 2012.

The table below summarizes the activity of total accrued restructuring costs and other reserves during the six months ended June 30, 2011 (in thousands):

	Balance as of December 31, 2010	Cash Payments	Change in Estimates	Balance as of June 30, 2011

Restructuring costs	$428	$(396)	$245	$277
Employee termination benefits	1,876	(1,593)	—	283
Other acquisition related costs	21	—	—	21
Balance	$2,325	$(1,989)	$245	$581

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

Interest Rate Swap Agreements
In August 2010, the Company entered into an interest rate swap on $55 million of its variable rate term loans. The swap converts interest payments from the variable rate 1-month LIBOR plus 4.5 percent rate to a fixed rate of 0.0074 percent plus 4.5 percent rate and qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging. The interest rate swap matures on July 30, 2013. Realized gains and losses are reported as interest expense in the Consolidated Statements of Operations and as operating cash flows in the Consolidated Statements of Cash Flows. The Company had $75 thousand, net of tax, and $40 thousand, net of tax, of unrealized losses recorded in accumulated other comprehensive income as of June 30, 2011 and December 31, 2010, respectively. The notional amount for this contract was approximately $37.8 million and $51.2 million at June 30, 2011 and December 31, 2010, respectively.

The following presents the location of all assets and liabilities associated with the Company’s derivative instruments within the consolidated balance sheets:

Fair Value at
Derivatives designated as hedging instruments:	Balance sheet	June 30, 2011	December 31, 2010
Interest rate swap	Other long-term liabilities	$120 thousand	$64 thousand

The following presents the losses recorded from the derivative instruments and the location within the consolidated statements of operations:
For the three months
Derivatives designated as hedging instruments:	Statement of Operations	Ended June 30, 2011
Interest rate swap	Interest expense	$57 thousand

For the six months
Derivatives designated as hedging instruments:	Statement of Operations	Ended June 30, 2011
Interest rate swap	Interest expense	$116 thousand

8.  Long-term Debt and Capital Lease Obligations

Long-term Debt
On July 30, 2010, the Company entered into a Credit Facility Agreement (“Credit Agreement”) with the Royal Bank of Canada and issued a $95 million five-year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. During 2011, the Company made principal payments of $12.7 million; $4.5 million was a required principal payment on the term loan and the remaining $8.2 million paid down the revolving credit facility. The Company has approximately $12.0 million of available borrowing capacity at June 30, 2011 under the revolving credit facility.

In conjunction with the term loan and revolving credit facility, the Company incurred approximately $5.3 million of financing related fees that have been recorded as an asset that will be amortized to interest expense over the life of the related long-term debt using the interest method. As of June 30, 2011, the Company has approximately $4.1 million of unamortized financing fees remaining.

On July 30, 2010, the Company issued a $5 million note payable to the sellers of Register.com LP. The note payable bears interest at a rate of 5 percent with interest payments made on a quarterly basis and matures on July 30, 2015.

As of June 30, 2011, total principal payments due for all long-term debt during the next five years are as follows (in thousands):

2011(remainder of year)	$5,006
2012	11,125
2013	11,125
2014	20,025
2015	42,994
Total	90,275
Less current portion	(10,569)
Total long-term debt	$79,706

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

For purposes of determining the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, consolidated covenant EBITDA is defined in the Credit Agreement for the three months ended September 30, 2010 as $10.2 million. The combined entity that includes Register.com LP did not exist until the acquisition on July 30, 2010; therefore these amounts were stated in the Credit Agreement so that the debt covenants can be calculated based on a trailing 12-month basis.

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

The covenants as of June 30, 2011, are calculated on a trailing 12-month basis:
		Ratio at	Favorable /
Covenant Description	Covenant Requirement	June 30, 2011	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 3.25 to 1	2.36 to 1	0.89
Consolidated Fixed Charge Coverage Ratio	Minimum of 2.00 to 1	2.98 to 1	0.98

In addition to the financial covenants listed above, the term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of the Company’s tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

 Capital Lease Obligations
The Company acquired various capital lease obligations as part of the Solid Cactus acquisition in April 2009, which consisted of non-cancelable lease agreements of computers and equipment that continue through 2013. The required minimum payments on these capital leases as of June 30, 2011 are (in thousands):

2011(remainder of year)	$33
2012	59
2013	25
Total	117
Less interest	(8)
109
Less current portion	(58)
Total obligations under capital leases, long term	$51

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3
Total	As of June 30, 2011:
Liabilities:
Interest rate swap	$-	$120	$-

Total	As of December 31, 2010:
Liabilities:
Interest rate swap	$-	$64	$-

The estimate of fair values for the interest rate swap is based on applicable and commonly used pricing models and prevailing financial market information as of June 30, 2011 and December 31, 2010.

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis.  The Company’s cash and cash equivalents carrying value approximates fair market value. In addition, the term loans and revolving credit facility are both variable rate debt instruments and the fair value approximates the carrying values as of June 30, 2011 and December 31, 2010.

10.  Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company has an interest rate swap accounted for as a cash flow hedge. The Company’s accumulated other comprehensive loss as of June 30, 2011 and December 31, 2010 consists of the unrealized loss of $75 thousand, net of tax of $45 thousand, and unrealized losses $40 thousand, net of tax of $24 thousand, respectively.

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

The Company recognized income tax benefit of $0.1 million and income tax expense of $0.2 million during the three months ended June 30, 2011 and 2010, respectively, based upon its estimated annual effective rate by jurisdiction. The Company recognized income tax expense of $0.5 million and $0.7 million in the six months ended June 30, 2011 and 2010, respectively. The Company’s effective rate results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

As of June 30, 2011 and December 31, 2010, the Company had federal net operating loss carryforwards of approximately $209.0 million and $207.7 million, respectively, which begin to expire in the year 2020. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $130.3 million of net operating loss carryforwards will be available during the carryforward period.

12. Stock Based Compensation

Equity Incentive Plans

At June 30, 2011, the Company had multiple stock based compensation plans. The Company’s Board of Directors adopted and stockholders approved the 1999 Equity Incentive Plan (“the 1999 Plan”), the 2005 Equity Incentive Plan (“the 2005 Plan”) and the 2008 Equity Incentive Plan (“the 2008 Plan”). The 1999 Plan provided for the issuance of 4.1 million incentive stock options, non-statutory stock options and stock bonuses. In November 2005, the 1999 Plan terminated and the Company no longer issues shares under the 1999 Plan, however forfeited or cancelled shares from this plan become available for issuance under the 2005 Plan. The 2005 and 2008 Plans provide for the issuance of 10.5 million incentive stock options, non-statutory stock options and restricted share awards. At June 30, 2011, approximately 4.3 million shares remain available for issuance under these two plans. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares.

The Company’s Board of Directors adopted and stockholders approved the 2005 Non-Employee Directors’ Stock Option Plan (“the 2005 Directors’ Plan”), which provides for the automatic grant of non-statutory stock options and restricted shares to non-employee directors. Approximately 1 million shares were authorized under the 2005 Directors’ Plan. As of June 30, 2011, 359 thousand shares remain available for future issuance.

In addition to the plans discussed above, the Company has additional equity incentive plans that were established in conjunction with the acquisitions of Web.com, Solid Cactus and Register.com LP. The Company reserved 2.4 million shares, 147 thousand shares and 466 thousand shares, for the Web.com, Solid Cactus and Register.com LP acquisitions, respectively.  These plans are considered one-time, inducement awards of incentive stock options, non-statutory stock options and restricted shares. Once the inducement awards are granted, no additional shares, including forfeitures and cancellations, are available for future grant under these plans.

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

The following table outlines the activity in each of the stock based compensation plans from inception through June 30, 2011:

	1999 Plan	2005 Plan	2005 Directors' Plan	Web.com Plans	2008 Plan	Solid Cactus Plan	Register.com Plan
Authorized	4,074,428	2,964,644	985,000	2,424,558	7,000,000	146,900	465,900
Outstanding Options	(1,836,341)	(2,915,611)	(439,000)	(35,696)	(814,541)	(73,518)	(316,650)
Outstanding RSA	-	-	(50,500)	-	(1,447,350)	-	(125,000)
Exercised Options	(1,741,040)	(432,876)	(50,500)	(1,892,685)	(185,932)	(41,993)	-
Released RSA	-	(10,000)	(85,875)	-	(440,216)	-	-
Released RSA (minimum withholding taxes paid in lieu of shares)	-	3,245	-	-	112,111	-	-
Subtotal	497,047	(390,598)	359,125	496,177	4,224,072	31,389	24,250
Adjustment	(497,047)	497,047	-	-	-	-	-
Available for future grants	N/A	106,449	359,125	N/A	4,224,072	N/A	N/A

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

	Six months ended June 30,
	2011	2010
Risk-free interest rate	1.95-2.10%	1.78-2.75%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	61-62%	60-61%

Stock Option Activity

The following table summarizes option activity for the six months ended June 30, 2011 for all of the Company’s stock options:
	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2010	6,995,021	$0.50 to 46.40	$5.92
Granted	1,156,000	9.50 to 15.56	10.31
Exercised	(1,578,759)	0.50 to 14.05	5.28
Forfeited	(117,991)	3.43 to 15.56	7.16
Expired	(22,913)	3.43 to 46.40	9.89
Balance, June 30, 2011	6,431,358	0.50 to 40.15	6.83	6.39	$35,583
Exercisable at June 30, 2011	3,882,690	$0.50 to 40.15	$6.41	4.71	$23,120

Compensation costs related to the Company’s stock option plans were $1.0 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively. Compensation costs related to the Company’s stock option plans were $1.9 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of June 30, 2011, the Company had $8.4 million of unrecognized compensation costs related to share-based payments, which is expected to recognized over a weighted average period of 2.8 years.

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $10.9 million and $41 thousand, respectively. The fair value of options vested during the six months ended June 30, 2011 and 2010 was $3.8 million and $1.7 million, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $5.45 and $2.94, respectively.

Price ranges of outstanding and exercisable options as of June 30, 2011 are summarized below:

	Outstanding Options			Exercisable Options

Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.50 – $4.41	1,511,686	3.18	$2.15	1,335,429	$1.88
$4.42 – $5.66	1,315,707	8.69	5.26	328,483	5.33
$5.67 – $8.92	1,416,074	6.80	8.31	1,065,676	8.68
$8.93 – $9.97	1,695,156	7.26	9.58	765,783	9.11
$9.98 – $40.15	492,735	5.92	11.76	387,319	11.31
	6,431,358			3,882,690

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

The following restricted stock activity occurred under the Company’s equity incentive plans during the six months ended June 30, 2011:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value

Restricted stock outstanding at December 31, 2010	1,481,200	4.98
Granted	319,500	10.12
Lapse of restriction	(167,850)	5.63
Forfeited	(10,000)	3.58
Restricted stock outstanding at June 30, 2011	1,622,850	5.94

Compensation cost related to the Company’s restricted stock for the three months ended June 30, 2011 and 2010 was approximately $0.7 million and $0.4 million, respectively. Compensation expense for the six months ended June 30, 2011 and 2010 was approximately $1.3 million and $0.7 million, respectively. As of June 30, 2011, there was approximately $5.6 million of total unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.3 years. The intrinsic value and fair value of outstanding restricted stock as of June 30, 2011 is $20.0 million and $9.6 million, respectively.

During the six months ended June 30, 2011, $0.4 million of cash was used to pay the minimum withholding tax requirements in lieu of receiving 37,408 common shares.

13. Related Party Transactions

In 2010, the Company purchased website hosting accounts from Innuity, Inc. (“Innuity”). Timothy Maudlin is the Lead Director of the Company and a shareholder of Innuity. The approximate dollar value of the amount involved in the transaction is $1.4 million plus a potential share of revenue from the sale of additional Company services to the website hosting account end users.

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of the Company and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $0.2 million plus a potential share of revenue from the sale of the email marketing solutions to end users. The total amount of fees paid to ExactTarget during the three and six months ended June 30, 2011 was $7 thousand and $0.1 million, respectively. The total amount of fees paid to ExactTarget during the three and six months ended June 30, 2010 was $10 thousand and $0.1 million, respectively.

14. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and certain vendor requirements. The Company has approximately $1.3 million in outstanding standby letters of credit as of June 30, 2011. During the quarter ending September 30, 2011, the Company expects its outstanding standby letters of credit to be reduced by $0.3 million to approximately $1.0 million.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, Register.com moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against Register.com.  On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Register.com. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

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

In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at June 30, 2011. In addition, there were no material legal matters for which an estimate could not be made.

15.  Subsequent Events

On August 3, 2011, the Company executed a Purchase Agreement (the “Agreement”) with GA-Net Sol Parent LLC, a Delaware corporation (“Network Solutions”) and Net Sol Holdings LLC (the “Seller”) pursuant to which the Company will acquire Network Solutions (the “Acquisition) for $405 million in cash and the issuance of up to 18 million shares of Web.com common stock (the “Shares”). The number of Shares issued in the Acquisition may be reduced at the election of the Company by the payment of additional cash through sources other than debt.

Pursuant to the Agreement, the Company and its affiliates shall be indemnified and held harmless by the sellers for pre-closing taxes.  A portion of the Shares will secure the indemnification obligations of the sellers.

The Agreement is subject to customary closing conditions, including approval by Web.com’s stockholders and U.S. antitrust clearance, and may be terminated if the closing of the transaction does not occur by December 22, 2011.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2010 contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011.

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

On July 30, 2010, we completed the acquisition of Register.com LP for total consideration of $135.1 million. Register.com LP offers domain registration and a wide array of website design and web hosting services from “Do It Yourself” tools to fully customized offerings, targeted primarily to small businesses. We believe that the acquisition of Register.com LP provides highly complementary products, sales channels and operating capabilities and that completing the acquisition brought us customers to whom we have substantial cross- and up-sell opportunity for us. The Company determined that the operations of Register.com LP are considered Web products and services and therefore, no change to our operating segment resulted. See Note 3, Business Combinations, for additional information on the acquisition.

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. The Register.com LP acquisition enabled us to increase our total subscribers to approximately 930,000 at June 30, 2011, compared to total subscribers of 278,000 as of June 30, 2010. We believe we are one of the industry’s largest providers of affordable Web services and products enabling small businesses to have an effective online presence.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as increase our revenue from existing subscribers by executing our cross-sell/upsell strategy with our recently acquired domain name customers from Register.com LP. We intend to continue to invest in hiring additional personnel, particularly in outbound and inbound sales and marketing; developing additional services and products; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offerings and expand our subscriber base.

In addition to our outbound and inbound telesales, we have a sales strategy that leverages the brand and distribution of organizations with which we have a strategic marketing relationships to sell our Web services and products.  We have developed strategic marketing relationships with well-known, brand name companies.  We create sales material with each of these organizations, highlighting our Web services and products while also leveraging their brand.  Then, on behalf of these companies, we initiate programs where our sales representatives directly contact their small business customers using telesales solicitation, direct mail and online contact.

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

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure each quarter, which we define as subscription revenue divided by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition related write downs. The fair market value adjustment was $4.0 million and $5 thousand for the three months ended June 30, 2011 and 2010, respectively. The fair market value adjustment was $9.6 million and $16 thousand for the six months ended June 30, 2011 and 2010, respectively. Average revenue per subscriber is the key metric that allows management to evaluate the impact on monthly revenue from product pricing and product sales mix trends.

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

For the three and six months ended June 30, 2011, subscription revenue accounted for approximately 98% of our total revenue as compared to 97% for the three and six months ended June 30, 2010. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as does the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies and estimates are described in more detail in Note 1, The Company and Summary of Significant Accounting Policies, to our consolidated financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other, we periodically evaluate goodwill and indefinite-lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite-lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2010, we completed our annual impairment test of goodwill and other indefinite-lived intangible assets. The results of this test determined that goodwill and other indefinite-lived intangible assets were not at risk of failing step 1 and therefore not impaired at December 31, 2010. See Note 5 “Goodwill and Intangible Assets” in the consolidated financial statements for additional information on goodwill and intangible assets. There were no impairment indicators during the three and six months ended June 30, 2011.

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

Provision for Income Taxes

We account for income taxes under the provisions of ASC 740, Income Taxes, using the liability method. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Further, deferred tax assets are recognized for the expected realization of available net operating loss carry forwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized. In addition, we evaluate our tax contingencies on an ongoing basis and recognize a liability when we believe that it is probable that a liability exists and that the liability is measurable.

In addition, we believe that we have fully reserved for any tax uncertainties in accordance with ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. However, if actual results differ from our estimates, we will adjust the tax provision in the period the tax uncertainty is realized.

Comparison of the Results for the Three Months Ended June 30, 2011 to the Results for the Three Months Ended June 30, 2010

The following table sets forth our key business metrics for the three months ended June 30:

	Three months ended June 30,
	2011	2010
Net subscriber (reductions) additions	(12,763)	(454)
Churn	1.7%	2.9%
Average revenue per subscriber (monthly)	$16.24	$28.70

Net subscribers decreased by an additional 12,309 customers during the three months ended June 30, 2011 when compared to same prior year period however, due to Register.com LP’s lower churning customer base, churn decreased by 1.2% to 1.7%.

The average revenue per subscriber excluding Register.com LP was $29.68 during the three months ended June 30, 2011 up 4% from $28.70 for the same prior year period. The increase in average revenue per subscriber, excluding Register.com LP, was mainly due to improvements in sales of our online marketing products as a result of increased marketing efforts.

During the quarter ended June 30, 2011, the Register.com LP pro forma average revenue per subscriber was $9.81. This is adjusted to exclude the unfavorable $4.0 million impact of amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. The unfavorable impact to our revenue declines on a monthly basis as the acquired deferred revenue becomes fully recognized.

Revenue

	Three months ended June 30,
	2011	2010
	(unaudited, in thousands)
Revenue:
Subscription	$41,465	$23,957
Professional services	776	820
Total revenue	$42,241	$24,777

Total revenue for the three months ended June 30, 2011 increased $17.5 million, or 70%, primarily due to an approximately $17.3 million increase resulting from our July 2010 acquisition of Register.com LP. Excluding Register.com LP, revenue increased $0.2 million during the three months ended June 30, 2011 due primarily to a 4% increase in average revenue per subscriber partially offset by a lower number of subscribers during the period.

Subscription Revenue. Subscription revenue increased $17.5 million or 73%, to $41.5 million in the three months ended June 30, 2011 from $24.0 million for the same prior year period. The increase is due to approximately $17.3 million of Register.com LP subscription revenue.

Professional Services Revenue. Professional services revenue was essentially flat during the three months ended June 30, 2011 when compared to the same prior year period ended.

Cost of Revenue

	Three months ended June 30,
	2011	2010
	(unaudited)
Cost of revenue:
Subscription	$17,287	$9,652
Professional services	349	485
Total cost of revenue	$17,636	$10,137

Cost of Subscription Revenue. Cost of subscription revenue increased $7.6 million to $17.3 million, or 42% of subscription revenue, in the three months ended June 30, 2011 from $9.7 million in the three months ended June 30, 2010 primarily due to an additional $7.1 million of costs associated with the additional revenue from the Register.com LP acquisition. Our gross margin on subscription revenue decreased slightly from 60% during the three months ended June 30, 2010 to 58% during the three months ended June 30, 2011.  Excluding the impact of the Register.com LP acquisition, gross margin was 57% for the three months ended June 30, 2011, down from 60% during the same prior year period principally due to a lower number of subscribers and a shift in the subscription revenue mix to lower margin products.

Gross margin from Register.com LP operations was 60% during the three months ended June 30, 2011. The gross margin was negatively impacted by amortizing deferred revenue based on the fair value calculated at the acquisition date which was approximately 50% lower than the historical basis of Register.com LP. Excluding the $4.0 million effect of the adjustment related to the fair value of acquired deferred revenue, the gross margin for Register.com LP for the three months ended June 30, 2011 was 67%.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 28% to $0.3 million in the three months ended June 30, 2011 from $0.5 million during the same prior year period. The decrease was primarily the result of lower employee compensation and benefits expense in addition to slightly lower revenues.

Operating Expenses

	Three months ended June 30,
	2011	2010
	(unaudited)
Operating Expenses:
Sales and marketing	$10,669	$5,185
Research and development	3,389	2,225
General and administrative	6,256	5,572
Restructuring charges	149	(6)
Depreciation and amortization	4,696	3,313
Total operating expenses	$25,159	$16,289

Sales and Marketing Expenses. Sales and marketing expenses increased $5.5 million to $10.7 million, or 25% of total revenue, during the three months ended June 30, 2011, up from $5.2 million, or 21% of total revenue, during the three months ended June 30, 2010. Register.com LP contributed $4.3 million of the overall increase, reflecting a $1.2 million increase when the acquisition is excluded. This increase was primarily the result of a direct advertising television campaign that was launched in the first quarter of 2011 in addition to an increase in salaries and benefits.

Research and Development Expenses. Research and development expenses increased to $3.4 million, or 8% of total revenue, during the three months ended June 30, 2011 up from $2.2 million, or 9% of total revenue, during the three months ended June 30, 2010. The July 2010 acquisition of Register.com contributed $1.1 million of additional research and development costs during the second quarter ended June 30, 2011.

General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2011 were up $0.7 million when compared to the same prior year period. General and administrative expenses as a percentage of total revenue decreased from 22% to 15% during the three months ended June 30, 2011.  Register.com LP contributed $0.7 million of general and administrative costs during the three months ended June 30, 2011.

Restructuring charges. Restructuring charges of $0.1 million were recorded in the second quarter ended June 30, 2011 primarily to adjust the original estimates for employee relocation and termination expenses as a result of the Register.com LP acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 42% to $4.7 million during the three months ended June 30, 2011, up from $3.3 million, during the same prior year period. Amortization related to the intangible assets and depreciation expense from property and equipment acquired from Register.com LP increased the total depreciation and amortization expense by approximately $1.7 million, partially offset by lower intangible asset related amortization expense

Interest (Expense) Income, net. Net interest expense of $1.5 million for the three months ended June 30, 2011 was primarily from the term loan, revolving credit facility and seller note issued to finance the acquisition of Register.com LP.  In addition, deferred financing fee amortization of $0.3 million also contributed to interest expense during the three months ended June 30, 2011. Interest income of $0.1 million during the three months ended June 30, 2010 was earned on cash and cash equivalent balances during the period.

Income tax benefit (expense). We recorded an income tax benefit of $0.1 million and income tax expense of $0.2 million in the three months ended June 30, 2011 and 2010, respectively, based upon our estimated annual effective tax rate by jurisdiction. Our effective tax rate results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit.

Discontinued operations. An installment payment of $0.1 million was received during the three months ended June 30, 2011 and recorded as a gain from the sale of our NetObjects Fusion software business sold in 2009.

Comparison of the Results for the Six Months Ended June 30, 2011 to the Results for the Six Months Ended June 30, 2010

The following table sets forth our key business metrics for the six months ended June 30:

	Six months ended June 30,
	2011	2010
Net subscriber (reductions) additions	(27,996)	3,177
Churn	1.7%	3.0%
Average revenue per subscriber (monthly)	$15.94	$29.10

Net subscribers decreased by 27,996 customers during the six months ended June 30, 2011 as compared to an increase of 3,177 during the six months ended June 30, 2010. However, due to a continued downward trend in churn as well as the acquisition of Register.com LP’s lower churning significant customer base, churn decreased by 1.3% to 1.7% in the six months ended June 30, 2011 compared to the same prior year period ended.

During the six months ended June 30, 2011, the Register.com LP pro forma average revenue per subscriber was $9.67. This is adjusted for the unfavorable $9.6 million impact of amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. The unfavorable impact to our revenue is declining on a monthly basis as the acquired deferred revenue becomes fully recognized.

Revenue

	Six months ended June 30,
	2011	2010
	(unaudited)
Revenue:
Subscription	$80,245	$48,438
Professional services	1,477	1,468
Total revenue	$81,722	$49,906

Total revenue for the six months ended June 30, 2011 increased $31.8 million, or 64%, primarily due to approximately $33.2 million from our July 2010 acquisition of Register.com LP. Excluding Register.com LP, revenue declined $1.4 million during the six months ended June 30, 2011 due primarily to a lower number of subscribers during the period as a result of the continued depressed economic conditions.

Subscription Revenue. Subscription revenue increased $31.8 million or 66% to $80.2 million in the six months ended June 30, 2011, up from $48.4 million for the same prior year period. The increase is due to the approximately $33.2 million of Register.com LP subscription revenue. Excluding the acquisition related increase, revenue for the six months ended June 30, 2011 declined by $1.4 million due to fewer subscribers during the period. The average revenue per subscriber of $29.07 during the six months ended June 30, 2011 remained consistent with the same prior year period. The year-over-year decline in the number of subscribers is due to the continued impact of the depressed economic conditions.

Professional Services Revenue. Professional services revenue during the six months ended June 30, 2011 was consistent with the prior year.

Cost of Revenue

	Six months ended June 30,
	2011	2010
	(unaudited)
Cost of revenue:
Subscription	$34,616	$19,686
Professional services	726	963
Total cost of revenue	$35,342	$20,649

Cost of Subscription Revenue. Cost of subscription revenue was 43% of subscription revenue and increased $14.9 million during the six months ended June 30, 2011 compared to the same prior year period.  The Register.com LP acquisition contributed $14.7 million to the overall increase.  Our gross margin on subscription revenue decreased from 59% during the six months ended June 30, 2010 to 57% during the current year period.  Excluding the impact of the Register.com LP acquisition, gross margin was 57% for the six months ended June 30, 2011, principally due to a shift in the subscription revenue mix to lower margin products during the first six months of 2011.

Gross margin from Register.com LP subscription based operations was 56% during the six months ended June 30, 2011. The gross margin was negatively impacted by amortizing deferred revenue based on the fair value calculated at the acquisition date which was approximately 50% lower than the historical basis of Register.com LP. Excluding the $9.6 million effect of the adjustment related to the fair value of acquired deferred revenue, the gross margin for Register.com LP year to date June 30, 2011 was 66%.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 24% to $0.7 million in the six months ended June 30, 2011 from $1.0 million during the same prior year period. The decrease was primarily the result of lower revenue in addition to lower employee compensation and benefits expense.

Operating Expenses

	Six months ended June 30,
	2011	2010
	(unaudited)
Operating Expenses:
Sales and marketing	$21,110	$10,731
Research and development	6,938	4,496
General and administrative	12,702	9,347
Restructuring charges	245	54
Depreciation and amortization	9,517	6,593
Total operating expenses	$50,512	$31,221

Sales and Marketing Expenses. Sales and marketing expenses increased $10.4 million to $21.1 million, or 26% of total revenue, during the six months ended June 30, 2011, up from $10.7 million, or 22% of total revenue, during the same prior year period ended. Register.com LP contributed $8.8 million of the overall increase, reflecting a $1.6 million increase when the acquisition is excluded. This increase was primarily the result of a direct advertising television campaign that was launched in the first quarter of 2011.

Research and Development Expenses. Research and development expenses increased $2.4 million to $6.9 million, or 8% of total revenue, during the six months ended June 30, 2011 from $4.5 million, or 9% of total revenue, during the six months ended June 30, 2010. The July 2010 acquisition of Register.com contributed $2.3 million of additional research and development costs during the first six months of 2011.

General and Administrative Expenses. General and administrative expenses increased $3.4 million to $12.7 million, or 16% of total revenue, in the first six months of 2011 compared to 19% of total revenue for the six months ended June 30, 2010. The acquisition of Register.com LP accounted for $1.5 million of the year over year increase.  Increases in employee-related compensation costs, professional fees and other franchise and business taxes totaling $2.5 million during the six months ended June 30, 2011 more than offset the absence of approximately $0.9 million of acquisition-related transactions costs incurred during the six months ended June 30, 2010.  In addition, the prior year ended June 30, 2010 included $0.2 million of favorable reserve adjustments.

Restructuring charges. Restructuring charges of $0.2 million were recorded during the six months ended June 30, 2011 primarily to adjust the original estimates for employee relocation and termination expenses as a result of the Register.com LP acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 44% to $9.5 million during the six months ended June 30, 2011, up from $6.6 million during the same prior year period. Amortization related to the intangible assets and depreciation expense from property and equipment acquired from Register.com LP, increased the total depreciation and amortization expense by approximately $3.4 million.  Excluding the impact of the Register.com LP acquisition, amortization expense from intangible assets was lower by $0.5 million as certain intangibles became fully amortized.

Interest (Expense) Income, net. Net interest expense of $3.1 million for the first six months of 2011 was from the term loan, revolving credit facility and seller note issued to finance the 2010 acquisition of Register.com LP.  In addition, deferred financing fee amortization of $0.6 million also contributed to interest expense during the six months ended June 30, 2011. Interest income of $0.1 million during the three months ended June 30, 2010 was earned on cash and cash equivalent balances during the period.

Income tax expense. We recorded income tax expense of $0.5 million and $0.7 million in the six months ended June 30, 2011 and 2010, respectively, based upon our estimated annual effective tax rate by jurisdiction. Our effective tax rate results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit.

Discontinued operations. Proceeds of $0.3 million were received during the first six months of 2011 and were recorded as a gain from the sale of discontinued operations resulting from the 2009 sale of our NetObjects Fusion software business.

Outlook. We believe the Company has the potential to accelerate revenue growth as we increase our investments in sales and marketing and execute our cross-sell/up-sell strategy with our recently acquired domain name customers. As we continue to integrate our operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value. We expect strong operating cash flows that will be used to pay down debt and potentially fund incremental marketing investments. We expect to drive increasing average revenue per subscriber through our cross-sell/up-sell activities but continue to expect net subscriber losses in the near term. As we complete various marketing tests and begin to fund marketing investments, we expect to drive sequential net subscriber growth later in 2011. As the impact of the fair market value adjustment to deferred revenue acquired in the Register.com transaction decreases over the course of 2011, we expect gross margins to continue improving.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):
	2011	2010
	(unaudited)
Net Cash Provided by Operating Activities	$6,794	$5,519
Net Cash Used in Investing Activities	(2,221)	(2,048)
Net Cash Used in Financing Activities	(4,908)	(89)
(Decrease) increase in Cash and Cash Equivalents	$(335)	$3,382

As of June 30, 2011, we had $16.0 million of unrestricted cash and cash equivalents and $20.4 million in negative working capital, as compared to $16.3 million of cash and cash equivalents and $22.1 million in negative working capital as of December 31, 2010. The deficit in working capital is due to the significant portion of deferred revenue from Register.com LP subscription revenue. In addition, there are approximately $10.6 million of current debt obligations as of June 30, 2011.

Net cash provided by operations for the six months ended June 30, 2011 was $6.8 million as compared to the net cash provided by operations of $5.5 million for the same period ended June 30, 2010. Changes in operating assets and liabilities resulted in $0.8 million of net favorable cash flows during the six months ended June 30, 2011 compared to cash uses of $1.2 million during the prior year; resulting in a net increase in cash provided by operating activities of approximately $2.0 million year over year. This was slightly offset by lower cash earnings in the six months ended June 30, 2011 compared to the same prior year period. Included in the other balance sheet changes during the six months ended June 30, 2011 was approximately $2.0 million of payments made for the restructuring activities resulting from the July 2010 acquisition of Register.com LP.

Net cash used in investing activities in the six months ended June 30, 2011 was $2.2 million compared to $2.0 million for the same prior year period. Purchases of property and equipment of $2.7 million were made in the six months ended June 30, 2011 primarily to migrate and streamline data centers to a centralized location. This was offset slightly by a $0.3 million payment received during the six months ended June 30, 2011 from the sale of our discontinued NetObjects Fusion business, sold in 2009.  The six months ended June 30, 2010 included a $1.3 million purchase of approximately 5,700 customers. Approximately $0.8 million of property and equipment was purchased during the first six months of 2010.

Net cash used for financing activities during the six months ended June 30, 2011 was $4.9 million as compared to net cash used for financing activities of $0.1 million for the same prior year period ended. Proceeds from the exercise of stock options of $8.3 million were received during the first six months of 2011 and approximately $0.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares. Principal payments of $12.7 million were made in the six months ended June 30, 2011, of which $8.2 million was discretionary.

 Long-term Debt
On July 30, 2010, we entered into a Credit Facility Agreement, or Credit Agreement, with the Royal Bank of Canada and issued a $95 million five year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP, of which a total of $85.3 million was outstanding at June 30, 2011. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. Approximately 46 percent of the term loan and revolving credit facility has been hedged with an interest rate swap that fixes 1-month LIBOR at 0.74 percent.

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

The Credit Agreement also requires that we maintain a specified Consolidated Fixed Charge Coverage Ratio which is defined as Covenant EBITDA divided by consolidated fixed charges. Consolidated fixed charges include consolidated interest expense and scheduled debt payments made in a given period. For purposes of determining the Consolidated Leverage Ratio and the Consolidated Fixed Charge Coverage Ratio, consolidated Covenant EBITDA is defined in the Credit Agreement for the three months ended September 30, 2010 as $10.2 million. The combined entity that includes Register.com LP did not exist until the acquisition on July 30, 2010; therefore these amounts were stated in the Credit Agreement so that the debt covenants can be calculated based on a trailing 12-month basis. Covenant EBITDA for the quarterly periods ended June 30, 2011, March 31, 2011 and December 31, 2010 was $10.1 million, $8.7 million and $9.1 million, respectively. The consolidated debt and interest payments used in the covenant calculation below were $90.4 million and $11.6 million, respectively.

The covenant calculations as of June 30, 2011, are calculated on a trailing 12-month basis:

		Ratio at	Favorable /
Covenant Description	Covenant Requirement	June 30, 2011	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 3.25 to 1	2.36 to 1	0.89
Consolidated Fixed Charge Coverage Ratio	Minimum of 2.00 to 1	2.98 to 1	0.98

In addition to the financial covenants listed above, the term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands, except per share data and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$42,241	$24,777	$81,722	$49,906
Fair value adjustment to deferred revenue	3,953	5	9,572	16
Non-GAAP revenue	$46,194	$24,782	$91,294	$49,922

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(1,847)	$(1,683)	$(7,457)	$(2,437)
Amortization of intangibles	3,837	2,664	7,774	5,283
Gain on sale of assets	-	-	(2)	-
Stock based compensation	1,693	1,200	3,226	2,205
Income tax (benefit) expense	(111)	217	462	687
Restructuring charges (credits)	149	(6)	245	54
Corporate development	-	909	13	909
Amortization of deferred financing fees	318	-	626	-
Cash income tax benefit (expense)	26	(44)	(148)	(109)
Fair value adjustment to deferred revenue	3,953	5	9,572	16
Fair value adjustment to prepaid registry fees	65	-	157	-
Non-GAAP net income	$8,083	$3,262	$14,468	$6,608

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Fully diluted shares:
Common stock	27,589	25,457	27,106	25,433
Diluted stock options	2,451	1,091	2,532	1,259
Diluted restricted stock	1,018	258	1,037	316
Total	31,058	26,806	30,675	27,008

Diluted GAAP net loss per share	$(0.07)	$(0.07)	$(0.28)	$(0.10)
Diluted equity per share	0.01	-	0.03	-
Amortization of intangibles per share	0.12	0.10	0.25	0.20
Gain on sale of assets per share	-	-	-	-
Stock based compensation per share	0.05	0.04	0.11	0.08
Income tax expense per share	-	0.01	0.02	0.03
Restructuring charges per share	-	-	0.01	-
Corporate development per share	-	0.04	-	0.03
Amortization of deferred financing fees per share	0.01	-	0.02	-
Cash income tax expense per share	-	-	(0.01)	-
Fair value adjustment to deferred revenue per share	0.14	-	0.31	-
Fair value adjustment to prepaid registry fees per share	-	-	0.01	-
Diluted Non-GAAP net income per share	$0.26	$0.12	$0.47	$0.24

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation of GAAP operating loss to non-GAAP operating income
GAAP operating loss	$(554)	$(1,649)	$(4,132)	$(1,964)
Amortization of intangibles	3,837	2,664	7,774	5,283
Stock based compensation	1,693	1,200	3,226	2,205
Restructuring charges (credits)	149	(6)	245	54
Corporate development	-	909	13	909
Fair value adjustment to deferred revenue	3,953	5	9,572	16
Fair value adjustment to prepaid registry fees	65	-	157	-
Non-GAAP operating income	$9,143	$3,123	$16,855	$6,503

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-1%	-7%	-5%	-4%
Amortization of intangibles	8%	11%	9%	11%
Restructuring charges	0%	0%	0%	0%
Corporate development	0%	4%	0%	2%
Fair value adjustment to deferred revenue	9%	0%	10%	0%
Fair value adjustment to prepaid registry fees	0%	0%	0%	0%
Stock based compensation	4%	5%	4%	4%
Non-GAAP operating margin	20%	13%	18%	13%

Reconciliation of GAAP operating loss to adjusted EBITDA
GAAP operating loss	$(554)	$(1,649)	$(4,132)	$(1,964)
Depreciation and amortization	4,696	3,313	9,517	6,593
Stock based compensation	1,693	1,200	3,226	2,205
Restructuring charges (credits)	149	(6)	245	54
Corporate development	-	909	13	909
Fair value adjustment to deferred revenue	3,953	5	9,572	16
Fair value adjustment to prepaid registry fees	65	-	157	-
Adjusted EBITDA	$10,002	$3,772	$18,598	$7,813

Stock based compensation
Subscription (cost of revenue)	$209	$152	$397	$284
Sales and marketing	280	157	563	309
Research and development	226	162	436	306
General and administration	978	729	1,830	1,306
Total	$1,693	$1,200	$3,226	$2,205

Contractual Obligations and Commitments

We have no material changes to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K.  See Note 14, Commitments and Contingencies, for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $16.0 million and $16.3 million at June 30, 2011 and December 31, 2010, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of June 30, 2011, we have $90.4 million of total debt outstanding. As a result, we have exposure to market risk for changes in interest rates related to these borrowings and as a result have entered into an interest rate swap on approximately 47 percent of our term loan swapping variable rate debt with fixed rate debt. Our variable rate debt is based on 1-month LIBOR plus 4.5 percent. A hypothetical 10 percent increase/decrease in 1-month LIBOR would result in an annual increase/decrease of interest expense of approximately $10 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, Register.com moved to dismiss all claims against it and the Individual Defendants.  On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003 the Court denied the motion to dismiss the complaint against Register.com. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation, which are intended to serve as test, or “focus” cases. The plaintiffs selected these six cases, which do not include Register.com. On April 6, 2007, the Second Circuit denied the petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

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

 In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at June 30, 2011. In addition, there were no material legal matters for which an estimate could not be made.

Item 1A.   Risk Factors.

Factors That May Affect Future Operating Results

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to the Anticipated Acquisition of Network Solutions and the Combined Company

On August 3, 2011, Web.com Group, Inc. (“Web.com”) executed a Purchase Agreement (the “Agreement”) with GA-Net Sol Parent LLC, a Delaware corporation (“Network Solutions”) and Net Sol Holdings LLC (the “Seller”) pursuant to which Web.com will acquire Network Solutions (the “Acquisition) for $405 million in cash and the issuance of up to 18 million shares of Web.com common stock (the “Shares”). The number of Shares issued in the Acquisition may be reduced at the election of the Company by the payment of additional cash through sources other than debt. The consummation of the Acquisition is subject to standard closing conditions, including obtaining certain approvals by Web.com’s stockholders and receiving U.S. antitrust clearance.

The failure to successfully integrate Network Solutions’s business and operations, in the expected time frame or at all, may adversely affect the combined company’s future results.

Web.com believes that the acquisition of Network Solutions will result in certain benefits, including certain cost synergies, cross-selling opportunities, and operational efficiencies. However, Web.com’s ability to realize these and other anticipated benefits depends on successfully combining the businesses of Web.com and Network Solutions. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:
• revenue attrition in excess of anticipated levels;
• Web.com’s inability to conduct extensive integration planning with Network Solutions prior to the completion of the acquisition;
• failure of customers to accept new products or to continue as customers of the combined company;
• failure to leverage the increased scale of the combined company quickly and effectively;
• potential difficulties integrating and harmonizing financial reporting systems;
• the loss of key employees;
• failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and
• failure to combine product offerings and product lines quickly and effectively.

The actual integration may result in additional and unforeseen expenses or delays. If Web.com is not able to successfully integrate Network Solutions’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Because the market price of Web.com common stock will fluctuate, Web.com common stock may not maintain its current value and the value of the Web.com common stock issued in connection with the acquisition will not be known until the closing of the acquisition.

Upon the completion of the acquisition, Web.com will issue up to 18 million shares of its common stock to the owners of Network Solutions in partial consideration of the purchase price therefore. Because the number of common shares to be issued in the acquisition has been fixed (subject to reduction at Web.com’s election if Web.com elects to pay more in cash raised pursuant to an equity financing), the value of the consideration will depend upon the market price of Web.com common stock. The value of Web.com’s common stock to be issued in the acquisition could be considerably higher or lower than it was at the time the consideration was negotiated. The share price of Web.com common stock is subject to the general price fluctuations in the market for publicly-traded equity securities and has experienced significant volatility in the past. Web.com and Network Solutions urge you to obtain recent market quotations for Web.com common stock. Neither Web.com nor Network Solutions can predict or give any assurances as to the respective market prices of its common stock at any time before or after the completion of the acquisition. Neither Web.com nor Network Solutions is permitted to terminate the purchase agreement or, in the case of Web.com, resolicit the vote of its stockholders solely because of changes in the market prices of Web.com’s stock. Stock price changes may result from a variety of factors, including changes in the respective business operations and prospects of Web.com and Network Solutions, changes in general market and economic conditions, and regulatory considerations. Many of these factors are beyond the control of Web.com or Network Solutions.

The market price at the effective time of the acquisition may vary from the closing price of Web.com common stock on the date the acquisition was announced, on the date that Web.com mails the proxy statement/prospectus its stockholders and on the date of the Web.com special stockholder meetings at which stockholders will be asked to vote on certain matters relating to the acquisition. Accordingly, at the time of the special stockholder meeting, stockholders will not know or be able to calculate the value of the consideration that would be issued upon completion of the acquisition. Further, the time period between the stockholder vote taken at the special meeting and the completion of the acquisition will depend on the status of antitrust clearance that must be obtained prior to the completion of the acquisition and the satisfaction or waiver of other conditions to closing, and there is currently no way to predict how long it will take to obtain these approvals or the changes that may occur in Web.com’s and Network Solutions’s respective businesses, operations and prospects or in the industry generally that may occur during this period.

The integration of Network Solutions into Web.com may result in significant expenses and accounting charges that adversely affect Web.com’s operating results and financial condition.

In accordance with U.S. generally accepted accounting principles, or GAAP, Web.com will account for the acquisition using the purchase method of accounting. Web.com’s financial results may be adversely affected by the resulting accounting charges incurred in connection with the acquisition. Web.com also expects to incur additional costs associated with combining the operations of Web.com and Network Solutions, which may be substantial. Additional costs may include: costs of employee redeployment; relocation and retention, including salary increases or bonuses; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would negatively impact Web.com’s operating results and earnings (loss) per share for the periods in which those adjustments are made. The price of Web.com’s common stock could decline if Web.com’s financial results are materially affected by the foregoing charges and costs, or if the foregoing charges and costs are larger than anticipated. In addition, the charges and costs described above may not be reflected in the unaudited pro forma condensed combined financial statements to be filed in connection with the acquisition, and the unaudited pro forma condensed combined financial statements may not be indicative of the actual results of the combined company following the acquisition.

The announcement and pending acquisition could cause disruptions in Web.com’s and Network Solutions’s businesses, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Web.com and Network Solutions have operated and, until the completion of the acquisition, will continue to operate, independently. Uncertainty about the effect of the acquisition on employees, customers and partners may have an adverse effect on Web.com and Network Solutions and, consequently, on the combined company. These uncertainties may impair Web.com’s and Network Solutions’s ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom each company deals to seek to change existing business relationships which may materially and adversely affect their respective businesses. Due to the limited termination rights agreed to by the parties in the purchase agreement, Web.com and Network Solutions may be obligated to consummate the acquisition in spite of the adverse effects resulting from the disruption of Web.com’s and Network Solutions’s ongoing businesses. Furthermore, this disruption could adversely affect the combined company’s ability to maintain relationships with customers, partners and employees after the acquisition or to achieve the anticipated benefits of the acquisition. Each of these events could adversely affect Web.com and Network Solutions in the near term and the combined company if the acquisition is completed.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions.

Completion of the acquisition is conditioned upon the receipt of certain governmental approvals, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act. Although Web.com and Network Solutions have agreed in the purchase agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of the acquisition or require changes to the terms of the acquisition. While Web.com and Network Solutions do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of jeopardizing or delaying completion of the acquisition or reducing the anticipated benefits of the acquisition. If Web.com becomes subject to any material conditions to obtain any approvals required to complete the acquisition, the business and results of operations of the combined company may be adversely affected. Web.com may also elect to challenge and litigate conditions or changes proposed by governmental authorities. Any such litigation could be costly and divert management’s attention from the business. There is also no assurance that Web.com will be successful in any such litigation.

Failure to complete the acquisition could negatively impact the stock price and the future business and financial results of Web.com and Network Solutions.

Completion of the acquisition is subject to a number of closing conditions, including obtaining requisite regulatory and stockholder approvals, and Network Solutions and Web.com may be unable to obtain such approvals on a timely basis or at all. If the acquisition is not completed, the price of Web.com common stock may decline. If the acquisition is not completed, the ongoing businesses of Web.com and Network Solutions may be adversely affected and, without realizing any of the benefits of having completed the acquisition, Web.com and Network Solutions will be subject to a number of risks, including the following:
• Web.com may be required to pay a termination fee of $37.5 million if the acquisition is terminated under specified circumstances, as described in the purchase agreement;

•  Web.com and Network Solutions will be required to pay certain costs relating to the acquisition, such as legal, accounting, financial advisor and printing fees whether or not the acquisition is completed;

•  matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by Web.com and Network Solutions management, which could otherwise have been devoted to other opportunities that may have been beneficial to Web.com and Network Solutions.

Web.com and Network Solutions could also be subject to litigation related to any failure to complete the transaction. If the acquisition is not completed, these risks may materialize and may adversely affect Web.com’s and Network Solutions’s business, financial results and stock price.

Integrating Web.com and Network Solutions may divert management’s attention away from the combined company’s operations.

Successful integration of Web.com’s and Network Solutions’s operations, products and personnel may place a significant burden on the combined company’s management and internal resources. Challenges of integration include the combined company’s ability to incorporate acquired products and business technology into its existing product offerings, and its ability to sell the acquired products through Web.com’s existing or acquired sales channels. Web.com may also experience difficulty in effectively integrating the different cultures and practices of Network Solutions, as well as in assimilating Network Solutions’s broad and geographically dispersed personnel. Further, the difficulties of integrating Network Solutions could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and operating results.

Web.com’s obligation to pay a termination fee under certain circumstances and the restrictions on its ability to solicit other acquisition proposals may discourage other companies from trying to acquire Web.com.

Until the acquisition is completed or the purchase agreement is terminated, with limited exceptions, the purchase agreement prohibits Network Solutions or Web.com from entering into or soliciting any acquisition proposal or offer for acquisition or other business combination with a party other than Web.com or Network Solutions, as the case may be. Web.com has agreed to pay Network Solutions a termination fee of $37.5 million under specified circumstances. These provisions could discourage other companies from trying to acquire Web.com at all.

Network Solutions must continue to retain and motivate executives and key employees and recruit new employees, which may be difficult in light of uncertainty regarding the acquisition, and failure to do so could seriously harm the combined company.

To be successful, during the period before the acquisition is completed, Network Solutions must continue to retain and motivate executives and other key employees and recruit new employees. Experienced personnel in the networking and network security industries are in high demand and competition for their talents is intense. Employees of Network Solutions may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. These potential distractions of the acquisition may adversely affect Network Solutions’s ability to attract, motivate and retain executives and key employees and keep them focused on the strategies and goals of the combined company. Any failure by Network Solutions to retain and motivate executives and key employees during the period prior to the completion of the acquisition could seriously harm its businesses, as well as the business of the combined company.

Depressed general economic conditions or adverse changes in general economic conditions could adversely affect our operating results. If economic or other factors negatively affect the small business sector, our customers may become unwilling or unable to purchase our Web services and products, which could cause our revenue to decline and impair our ability to operate profitably.

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. For example, the direction and relative strength of the global economy has been increasingly uncertain due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. If economic growth in the United States is slowed, or if other adverse general economic changes occur or continue, many customers may delay or reduce technology purchases or marketing spending. This could result in reductions in sales of our Web services and products, longer sales cycles, and increased price competition.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. Most recently, we completed the acquisition of Register.com LP in July 2010, our largest acquisition to date. Integrating acquired businesses or assets we may acquire in the future, could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully identify appropriate acquisition targets or to manage and integrate recent acquisitions, or any future acquisitions, could seriously harm our business.

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

In July 2010, we entered into debt financing arrangements totaling $115 million all of the proceeds of which were used to complete the acquisition of Register.com. At June 30, 2011, $90.3 million of total debt remains outstanding.  Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Though we were profitable for the years ended December 31, 2006, 2007 and 2009, we were not profitable for the years ended December 31, 2010 and 2008 or for the six months ended June 30, 2011 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2006, and 2007 and 2009, we have not historically been profitable, were not profitable for the years ended December 31, 2010 and 2008 or for the six months ended June 30, 2011, and may not be profitable in future periods.  As of June 30, 2011, we had an accumulated deficit of approximately $165.4 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

As a key part of our strategy, we have entered into agreements with a number of companies pursuant to which these parties provide us with access to their customer lists and allow us to use their names in marketing our Web services and products. Approximately 7% of our new customers in the six months ended June 30, 2011 were identified through our strategic marketing relationships. We believe these strategic marketing relationships are critical to our business because they enable us to penetrate our target market with a minimum expenditure of resources. If these strategic marketing relationships are terminated or otherwise fail, our revenue would likely decline significantly and we could be required to devote significant additional resources to the sale and marketing of our Web services and products. We have no long-term contracts with these organizations, and these organizations are generally not restricted from working with our competitors. Accordingly, our success will depend upon the willingness of these organizations to continue these strategic marketing relationships.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, as a result of the acquisition of Register.com LP, we have entered into debt arrangements for a total of $115 million, of which $90.3 million remained outstanding at June 30, 2011.  Financial market disruption and general economic conditions in which the credit markets are severely constrained and the depressed equity markets may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Compensation Arrangements with Named Executive Officers (4) +

10.2	Amended and Restated Employment Agreement by and between the Company and David L. Brown, dated March 7, 2011. (5) +

10.3	Amended and Restated Employment Agreement by and between the Company and Kevin M. Carney, dated March 7, 2011. (6) +

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)
101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

+ Indicates management contract or compensatory plan.
* The XBRL information is being furnished with this Form 10-Q, not filed

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 10.15 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on February 9, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.
(6)	Filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.
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

Web.com Group, Inc.
(Registrant)
/s/ Kevin M. Carney
August 8, 2011
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10.1	Compensation Arrangements with Named Executive Officers (4) +

10.2	Amended and Restated Employment Agreement by and between the Company and David L. Brown, dated March 7, 2011. (5) +

10.3	Amended and Restated Employment Agreement by and between the Company and Kevin M. Carney, dated March 7, 2011. (6) +

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

+ Indicates management contract or compensatory plan.

* The XBRL information is being furnished with this Form 10-Q, not filed

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as Exhibit 10.15 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on February 9, 2011, and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.
(6)	Filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K (000-51595), filed with SEC on March 11, 2011, and incorporated herein by reference.
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