Form 10-Q
period 2011-09-30
WEB.COM GROUP, INC.
filed 2011-11-08
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Common Stock, par value $0.001 per share, outstanding as of November 1, 2011: 47,282,088

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Subscription	$43,398	$32,060	$123,642	$80,498
Professional services	505	674	1,983	2,142
Total revenue	43,903	32,734	125,625	82,640
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	17,026	14,436	51,642	34,122
Professional services	335	519	1,062	1,482
Total cost of revenue	17,361	14,955	52,704	35,604
Gross profit	26,542	17,779	72,921	47,036
Operating expenses:
Sales and marketing	11,080	8,274	32,190	19,005
Research and development	3,264	3,031	10,202	7,527
General and administrative	11,207	8,124	23,908	17,472
Restructuring charges	85	1,802	330	1,856
Depreciation and amortization	4,696	4,698	14,213	11,290
Total operating expenses	30,332	25,929	80,843	57,150
Loss from operations	(3,790)	(8,150)	(7,922)	(10,114)

Interest expense, net	(1,486)	(1,046)	(4,598)	(948)
Loss before income taxes from continuing operations	(5,276)	(9,196)	(12,520)	(11,062)
Income tax (expense) benefit	(195)	21,212	(657)	20,525
Net (loss) income from continuing operations	(5,471)	12,016	(13,177)	9,463
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(9)
Gain on sale of discontinued operations, net of tax	75	—	325	125
Income from discontinued operations	75	—	325	116
Net (loss) income	$(5,396)	$12,016	$(12,852)	$9,579

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
(Loss) income from continuing operations per common share	$(0.19)	$0.47	$(0.48)	$0.38
Income from discontinued operations per common share	$—	$—	$0.01	$—
Net (loss) income per common share	$(0.19)	$0.47	$(0.47)	$0.38
Diluted earnings per share:
(Loss) income from continuing operations per common share	$(0.19)	$0.45	$(0.48)	$0.36
Income from discontinued operations per common share	$—	$—	$0.01	$—
Net (loss) income per common share	$(0.19)	$0.45	$(0.47)	$0.36

Basic weighted average common shares outstanding	27,705	25,481	27,308	25,449
Diluted weighted average common shares outstanding	27,705	26,839	27,308	26,961

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,752	$16,307
Restricted investments	301	300
Accounts receivable, net of allowance of $545 and $523, respectively	7,797	8,100
Prepaid expenses	3,403	2,551
Prepaid registry fees	14,469	14,193
Deferred taxes	268	248
Deferred financing fees and other current assets	1,282	1,221
Total current assets	43,272	42,920
Restricted investments	1,108	1,110
Property and equipment, net	9,037	8,765
Prepaid registry fees	12,476	13,569
Goodwill	123,186	122,512
Intangible assets, net	95,072	106,843
Other assets	2,721	3,770
Total assets	$286,872	$299,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,657	$3,276
Accrued expenses	6,008	5,276
Accrued compensation and benefits	2,881	6,799
Accrued restructuring costs and other reserves	315	2,325
Deferred revenue	42,363	36,664
Current portion of debt and capital lease obligations	11,183	9,533
Other liabilities	1,177	1,180
Total current liabilities	66,584	65,053
Accrued rent expense	1,136	914
Deferred revenue	27,992	25,149
Long-term debt and capital lease obligations	75,962	93,623
Deferred tax liabilities	10,279	10,005
Other long-term liabilities	1,035	1,138
Total liabilities	182,988	195,882
Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000,000 shares authorized, 29,275,984 and 27,756,227 shares issued and 29,275,984 and 27,340,062 outstanding at September 30, 2011 and December 31, 2010, respectively	29	27
Additional paid-in capital	274,716	263,453
Treasury stock, 0 and 416,165 shares at September 30, 2011 and December 31, 2010, respectively	—	(1,896)
Accumulated other comprehensive loss, net of income tax benefit	(72)	(40)
Accumulated deficit	(170,789)	(157,937)
Total stockholders’ equity	103,884	103,607
Total liabilities and stockholders’ equity	$286,872	$299,489

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(12,852)	$9,579
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(325)	(125)
Depreciation and amortization	14,213	11,290
Stock-based compensation expense	4,985	3,393
Deferred income tax expense (benefit)	184	(21,176)
Other non cash expenses	949	179
Changes in operating assets and liabilities:
Accounts receivable, net	371	(511)
Prepaid expenses and other assets	(796)	1,425
Prepaid registry fees	817	(406)
Accounts payable	(160)	987
Accrued expenses and other liabilities	496	(3,290)
Accrued compensation and benefits	(3,944)	2,098
Accrued restructuring	(2,010)	283
Deferred revenue	8,542	5,214
Net cash provided by operating activities	10,470	8,940

Cash flows from investing activities
Business acquisitions, net of cash received	—	(127,053)
Proceeds from sale of discontinued operations	325	125
Investment in intangible assets	—	(1,396)
Purchase of property and equipment	(3,598)	(1,056)
Other	82	—
Net cash used in investing activities	(3,191)	(129,380)

Cash flows from financing activities
Stock issuance costs	(9)	(11)
Common stock repurchased	(448)	(53)
Issuance of debt obligations	—	110,000
Payments of debt obligations	(16,010)	(6,181)
Deferred financing fees	—	(5,162)
Proceeds from exercise of stock options	8,633	244
Net cash (used in) provided by financing activities	(7,834)	98,837
Net decrease in cash and cash equivalents	(555)	(21,603)
Cash and cash equivalents, beginning of period	16,307	39,427
Cash and cash equivalents, end of period	$15,752	$17,824

Supplemental cash flow information
Interest paid	$3,762	$926
Income tax paid	$927	$133

Non-cash investing activities
Acquisition-related note payable	$—	$5,000

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of online marketing for small- to medium-sized businesses (“SMBs”) and a provider of global domain name registration and complementary website design and management services. The Company meets the needs of SMBs anywhere along their lifecycle by offering a full range of online services and support, including website design, domain name registration, lead generation, logo design, search engine optimization, search engine marketing and local sales leads, general contractor leads, franchise and homeowner association websites, shopping cart software, eCommerce website design and call center services.

The Company has reviewed the criteria of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and the related notes to the consolidated financial statements are unaudited. The consolidated statements of operations for the three and nine months ended September 30, 2011 include the operations of Register.com (Cayman) LP, a Cayman limited partnership, and all its affiliates (collectively, “Register.com LP”), which the Company acquired on July 30, 2010. The consolidated statement of cash flows for the nine months ended September 30, 2011 includes the operations of Register.com LP. Finally, the consolidated balance sheets as of September 30, 2011 and December 31, 2010 include the assets and liabilities of Register.com LP.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2011, and the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

Significant Accounting Policies

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2010 and determined that there were no indicators of impairment during the year ended December 31, 2010. In addition, there were no impairment indicators during the nine months ended September 30, 2011.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite-lived intangible asset impairment test as of December 31, 2010 and determined that there was no impairment. In addition, there were no impairment indicators during the nine months ended September 30, 2011.

Definite-lived intangible assets are amortized on a straight-lined basis over their useful lives, which range between fourteen months and sixteen years. The Company uses the straight line method because it is consistent with how the intangible assets are utilized.

Financial Instruments

The Company financed the July 30, 2010 acquisition of Register.com LP with a $95 million term loan and a $15 million revolving credit facility, of which a total of $82.1 million is outstanding as of September 30, 2011. In connection with the business combination, the Company acquired outbound marketing and customer support call centers located in Nova Scotia, Canada. As a result, the Company has increased exposure to various market risks, including changes in interest rates from debt and foreign exchange rates due to the increased proportion of operating costs incurred in Canadian dollars. The Company’s objective is to partially mitigate the economic impact of these market risks by entering into certain derivative contracts. The Company does not enter into financial instruments for trading or speculative purposes.

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

New Accounting Standards
On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU establishes a global standard for measuring amounts at fair value. This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s disclosure policies for fair value. This ASU is effective for reporting periods (including interim periods) beginning after December 15, 2011. For the Company, this ASU will first take effect for the first quarter ending March 31, 2012. Early adoption is not permissible, and this ASU must be applied prospectively.

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have a material impact upon its financial position or results of operations.

On September 15, 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. The Company plans to perform its annual impairment test during the fourth quarter ending December 31, 2011. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2011-08 on its future goodwill impairment tests.

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company received a partial payment of $1.0 million at the closing of the sale and approximately $0.1 million during the year ended December 31, 2010. The buyer paid the Company $0.3 million during the nine months ended September 30, 2011, leaving approximately $2.6 million outstanding. The balance is scheduled to be paid by May 26, 2013 and payments, if received, will be recorded as a gain from the sale of discontinued operations upon receipt.

3. Business Combinations

Acquisition of Register.com LP
On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP. The Company believes that the acquisition further enhances the Company’s position as a leading provider of online marketing and web services to small businesses. In addition to bringing approximately 787,000 subscribers, which present substantial cross and up-sell opportunities, the acquisition of Register.com LP brought highly complementary products, sales channels and operating capabilities to the Company. Consideration for the interests in Register.com LP was approximately $135.1 million financed with a $95 million term loan, a $15 million revolving credit facility, approximately $20 million in cash and a $5 million seller note. In connection with the acquisition, the Company incurred approximately $2.9 million of acquisition costs during the year ended December 31, 2010 and recorded the expenses in the general and administrative expense line in the consolidated statement of operations, primarily reflected in the three and nine months ended September 30, 2010. These costs include investment banking, legal and other professional services.

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

Pro Forma Financial Information
The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred on January 1, 2010. The Company has made adjustments to the historical Web.com and Register.com LP financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had we owned Register.com LP for the entire periods presented. The following summarizes unaudited pro forma total revenue and net income (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Revenue	$37,827	$117,381
Net income	$7,345	$1,600

Basic earnings per share:
Net income per share	$0.29	$0.06

Diluted earnings per share:
Net income per share	$0.27	$0.06

Basic weighted-average common shares outstanding	25,481	25,449

Diluted weighted-average common shares outstanding	26,839	26,961

4. Earnings per Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(Loss) income from continuing operations	$(5,471)	$12,016	$(13,177)	$9,463
Income from discontinued operations	75	—	325	116
Net (loss) income	(5,396)	12,016	(12,852)	9,579

Weighted-average outstanding shares of common stock	27,705	25,481	27,308	25,449
Dilutive effect of stock options and restricted stock	—	1,358	—	1,512
Common stock and common stock equivalents	27,705	26,839	27,308	26,961

Basic earnings per share:
(Loss) income from continuing operations	$(0.19)	$0.47	$(0.48)	$0.38
Income from discontinued operations	—	—	0.01	—
Net (loss) income per share	$(0.19)	$0.47	$(0.47)	$0.38

Diluted earnings per share:
(Loss) income from continuing operations	$(0.19)	$0.45	$(0.48)	$0.36
Income from discontinued operations	—	—	0.01	—
Net (loss) income per share	$(0.19)	$0.45	$(0.47)	$0.36

As of September 30, 2011, options to purchase approximately 6.4 million shares of common stock were not included in the calculation of the weighted average shares for diluted net loss per common share because the effect would have been anti-dilutive.

5. Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. In accordance with ASC 350, Intangibles-Goodwill and other, goodwill is not amortized. The Company has determined that it has one reporting unit and performs its annual goodwill impairment test as of December 31 each year. In analyzing goodwill and intangible assets for potential impairment, the Company uses projections of future discounted cash flows and other procedures to determine whether the Company’s estimated fair value exceeds its carrying value. During the year ended December 31, 2010, the Company completed its annual goodwill and other indefinite-lived intangible assets impairment test and the results determined that the goodwill and indefinite-lived intangible assets were not at risk of failing step 1 and therefore not impaired at December 31, 2010. In addition, the Company believes there were no indicators of impairment during the three and nine months ended September 30, 2011.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the nine months ended September 30, 2011 and the year ended December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Goodwill balance at beginning of period	$224,806	$115,189
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	122,512	12,895
Goodwill acquired during the period	—	109,617
Goodwill adjusted during the period	674	—
Goodwill balance at end of period, net	$123,186	$122,512

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010	Weighted-average Amortization Period as of September 30, 2011
Indefinite-lived intangible assets:
Domain/Trade names	$29,770	$29,770
Definite-lived intangible assets:
Non-compete agreements	3,408	3,408	7 months
Customer relationships	54,995	55,077	73 months
Developed technology	57,923	57,923	66 months
Other	100	100
Accumulated amortization	(51,124)	(39,435)
	$95,072	$106,843

The weighted-average amortization period for the amortizable intangible assets as of September 30, 2011 is approximately 69 months. Total amortization expense was $3.9 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively. Total amortization expense was $11.7 million and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the amortization expense for the next five years is as follows (in thousands):

2011 (remainder of year)	$3,923
2012	15,380
2013	13,355
2014	8,941
2015	5,786
Thereafter	17,917
Total	$65,302

6. Restructuring Costs and Other Reserves

The Company had approximately $2.3 million of accrued restructuring charges as of December 31, 2010 primarily related to relocating and terminating employees from the Register.com LP acquisition. The Company incurred approximately $0.3 million of adjustments to restructuring costs during the nine months ended September 30, 2011. Payments of $2.3 million were made during the nine months ended September 30, 2011. The $0.3 million of outstanding restructuring charges as of September 30, 2011 are expected to be paid by February 2012.

The table below summarizes the activity of total accrued restructuring costs and other reserves during the nine months ended September 30, 2011 (in thousands):

	Balance as of December 31, 2010	Cash Payments	Change in Estimates	Balance as of September 30, 2011
Restructuring costs	$428	$(594)	$330	$164
Employee termination benefits	1,876	(1,746)	—	130
Other acquisition related costs	21	—	—	21
Balance	$2,325	$(2,340)	$330	$315

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

Interest Rate Swap Agreements
In August 2010, the Company entered into an interest rate swap on $55 million of its variable rate term loans. The swap converts interest payments from the variable rate 1-month LIBOR plus 4.5 percent rate to a fixed rate of 0.0074 percent plus 4.5 percent rate and qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging. The interest rate swap matures on July 30, 2013. Realized gains and losses are reported as interest expense in the Consolidated Statements of Operations and as operating cash flows in the Consolidated Statements of Cash Flows. The Company had $72 thousand, net of tax, and $40 thousand, net of tax, of unrealized losses recorded in accumulated other comprehensive income as of September 30, 2011 and December 31, 2010, respectively. The notional amount for this contract was approximately $33.3 million and $51.2 million at September 30, 2011 and December 31, 2010, respectively.

The following presents the location of all assets and liabilities associated with the Company’s derivative instruments within the consolidated balance sheets:

Fair Value at
Derivatives designated as hedging instruments:	Balance sheet	September 30, 2011	December 31, 2010
Interest rate swap	Other long-term liabilities	$116 thousand	$64 thousand

The following presents the losses recorded from the derivative instruments and the location within the consolidated statements of operations:

For the three months
Derivatives designated as hedging instruments:	Statement of Operations	Ended September 30, 2011
Interest rate swap	Interest expense	$50 thousand

For the nine months
Derivatives designated as hedging instruments:	Statement of Operations	Ended September 30, 2011
Interest rate swap	Interest expense	$166 thousand

8.  Long-term Debt and Capital Lease Obligations

Long-term Debt
On July 30, 2010, the Company entered into a Credit Facility Agreement (“Credit Agreement”) with the Royal Bank of Canada and issued a $95 million five-year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. During 2011, the Company made principal payments of $16.0 million; $6.7 million was a required principal payment on the term loan and the remaining $9.3 million was used to pay down the revolving credit facility. The Company has approximately $13.0 million of available borrowing capacity at September 30, 2011 under the revolving credit facility.

In conjunction with the term loan and revolving credit facility, the Company incurred approximately $5.3 million of financing related fees that have been recorded as an asset that will be amortized to interest expense over the life of the related long-term debt using the interest method. As of September 30, 2011, the Company has approximately $3.8 million of unamortized financing fees remaining.

On July 30, 2010, the Company issued a $5 million note payable to the sellers of Register.com LP. The note payable bears interest at a rate of 5 percent with interest payments made on a quarterly basis and matures on July 30, 2015.

As of September 30, 2011, total principal payments due for all long-term debt during the next five years are as follows (in thousands):

2011(remainder of year)	$2,781
2012	11,125
2013	11,125
2014	20,025
2015	41,994
Total	87,050
Less current portion	(11,125)
Total long-term debt	$75,925

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

The covenants as of September 30, 2011, are calculated on a trailing 12-month basis:

		Covenant as of
Covenant	Covenant Requirement	September 30, 2011	Favorable (Unfavorable)
Leverage Ratio	Not to exceed 2.75 to 1	2.24 to 1	0.51
Fixed Charge Coverage Ratio	Minimum of 2.00 to 1	2.45 to 1	0.45

In addition to the financial covenants listed above, the term loan and credit facility include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of the Company’s tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

 Capital Lease Obligations
The Company acquired various capital lease obligations as part of the Solid Cactus acquisition in April 2009, which consisted of non-cancelable lease agreements of computers and equipment that continue through 2013. The required minimum payments on these capital leases as of September 30, 2011 are (in thousands):

2011(remainder of year)	$19
2012	59
2013	25
Total	103
Less interest	(8)
95
Less current portion	(58)
Total obligations under capital leases, long term	$37

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
	As of September 30, 2011:
Liabilities:
Interest rate swap	$-	$116	$-	$116

	As of December 31, 2010:
Liabilities:
Interest rate swap	$-	$64	$-	$64

The estimate of fair values for the interest rate swap is based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2011 and December 31, 2010.

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents carrying value approximates fair market value. In addition, the term loans and revolving credit facility are both variable rate debt instruments and the fair value approximates the carrying values as of September 30, 2011 and December 31, 2010.

10.  Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company has an interest rate swap accounted for as a cash flow hedge. The Company’s accumulated other comprehensive loss as of September 30, 2011 and December 31, 2010 consists of the unrealized loss of $72 thousand, net of tax of $44 thousand, and unrealized losses of $40 thousand, net of tax of $24 thousand, respectively.

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

The Company recognized income tax expense of $0.2 million during the three months ended September 30, 2011 based upon its estimated annual effective rate by jurisdiction. During the three months ended September 30, 2010, the Company recognized an income tax benefit of $21.2 million. The benefit was due to the release of the valuation allowance as a result of the acquisition of Register.com LP. Web.com had previously established a valuation allowance against its deferred tax assets (DTAs) for cumulative net operating losses (NOLs). As a result of the acquisition the Company has determined that some of these pre-existing DTAs will more likely than not be realized by the combined enterprise through the reversal of the DTLs. Under ASC 805-740, a change in an acquirer’s valuation allowance for a deferred tax asset that results from a change in the acquirer’s circumstances caused by a business combination should be accounted for as an event separate from the business combination and included in deferred income tax expense (benefit).

The Company recognized income tax expense of $0.7 million and an income tax benefit of $20.5 million in the nine months ended September 30, 2011 and 2010, respectively. The Company’s effective rate during the nine months ended September 30, 2011 results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit. The income tax benefit during the nine months ended September 30, 2010 is primarily from the release of the valuation allowance discussed above.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

As of September 30, 2011 and December 31, 2010, the Company had federal net operating loss carryforwards of approximately $216.2 million and $207.7 million, respectively, which begin to expire in the year 2020. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $138.8 million of net operating loss carryforwards will be available during the carryforward period.

12. Stock Based Compensation

Equity Incentive Plans

At September 30, 2011, the Company had multiple stock based compensation plans. The Company’s Board of Directors adopted and stockholders approved the 1999 Equity Incentive Plan (“the 1999 Plan”), the 2005 Equity Incentive Plan (“the 2005 Plan”) and the 2008 Equity Incentive Plan (“the 2008 Plan”). The 1999 Plan provided for the issuance of 4.1 million incentive stock options, non-statutory stock options and stock bonuses. In November 2005, the 1999 Plan terminated and the Company no longer issues shares under the 1999 Plan, however forfeited or cancelled shares from this plan become available for issuance under the 2005 Plan. The 2005 and 2008 Plans provide for the issuance of 10.5 million incentive stock options, non-statutory stock options and restricted share awards. At September 30, 2011, approximately 4.3 million shares remain available for issuance under these two plans. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares.

The Company’s Board of Directors adopted and stockholders approved the 2005 Non-Employee Directors’ Stock Option Plan (“the 2005 Directors’ Plan”), which provides for the automatic grant of non-statutory stock options and restricted shares to non-employee directors. Approximately 1 million shares were authorized under the 2005 Directors’ Plan. As of September 30, 2011, 359 thousand shares remain available for future issuance.

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

The following table outlines the activity in each of the stock based compensation plans from inception through September 30, 2011:
	1999 Plan	2005 Plan	2005 Directors' Plan	Web.com Plans	2008 Plan	Solid Cactus Plan	Register.com Plan
Authorized	4,074,428	2,964,644	985,000	2,424,558	7,000,000	146,900	465,900
Outstanding Options	(1,834,413)	(2,889,617)	(439,000)	(35,456)	(801,971)	(63,150)	(305,251)
Outstanding RSA	-	-	(50,500)	-	(1,457,350)	-	(125,000)
Exercised Options	(1,742,968)	(459,074)	(50,500)	(1,892,685)	(199,535)	(42,750)	(3,167)
Released RSA	-	(10,000)	(85,875)	-	(440,216)	-	-
Released RSA (minimum withholding taxes paid in lieu of shares)	-	3,245	-	-	112,111	-	-
Subtotal	497,047	(390,802)	359,125	496,417	4,213,039	41,000	32,482
Adjustment	(497,047)	497,047	-	-	-	-	-
Available for future grants	N/A	106,245	359,125	N/A	4,213,039	N/A	N/A

The fair value of each option award is estimated on the date of the grant using the Black Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility, since the Company’s initial public offering, on the date of the grant. The expected term of options granted represents the period of time that they are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

	Nine months ended September 30,
	2011	2010
Risk-free interest rate	0.98-2.10%	1.25-2.75%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	61-65%	59-61%

Stock Option Activity

The following table summarizes option activity for the nine months ended September 30, 2011 for all of the Company’s stock options:
	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2010	6,995,021	$0.50 to 46.40	$5.92
Granted	1,217,200	8.17 to 15.56	10.24
Exercised	(1,624,412)	0.50 to 14.05	5.31
Forfeited	(191,971)	3.43 to 15.56	7.02
Expired	(26,979)	3.43 to 46.40	9.96
Balance, September 30, 2011	6,368,859	0.50 to 40.15	6.86	6.13	$9,598
Exercisable at September 30, 2011	4,123,166	$0.50 to 40.15	$6.47	4.68	$7,613

Compensation costs related to the Company’s stock option plans were $1.0 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively. Compensation costs related to the Company’s stock option plans were $2.1 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of September 30, 2011, the Company had $7.5 million of unrecognized compensation costs related to share-based payments, which is expected to be recognized over a weighted average period of 2.7 years.

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $11.1 million and $0.1 million, respectively. The fair value of options vested during the nine months ended September 30, 2011 and 2010 was $2.9 million and $2.6 million, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $5.41 and $2.80, respectively.

Price ranges of outstanding and exercisable options as of September 30, 2011 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.50 – $4.41	1,483,162	2.84	$2.11	1,347,558	$1.91
$4.42 – $5.66	1,280,402	8.42	5.26	428,384	5.27
$5.67 – $8.92	1,445,736	6.64	8.35	1,110,893	8.65
$8.93 – $9.97	1,669,840	6.98	9.57	824,457	9.17
$9.98 – $40.15	489,719	5.65	11.74	411,874	11.34
	6,368,859			4,123,166
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

The following restricted stock activity occurred under the Company’s equity incentive plans during the nine months ended September 30, 2011:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2010	1,481,200	4.98
Granted	329,500	10.08
Lapse of restriction	(167,850)	5.63
Forfeited	(10,000)	3.58
Restricted stock outstanding at September 30, 2011	1,632,850	5.96

Compensation cost related to the Company’s restricted stock for the three months ended September 30, 2011 and 2010 was approximately $0.8 million and $0.4 million, respectively. Compensation expense for the nine months ended September 30, 2011 and 2010 was approximately $2.9 million and $1.2 million, respectively. As of September 30, 2011, there was approximately $7.5 million of total unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.1 years. The intrinsic value and fair value of outstanding restricted stock as of September 30, 2011 is $11.4 million and $7.7 million, respectively.

During the nine months ended September 30, 2011, $0.4 million of cash was used to pay the minimum withholding tax requirements in lieu of receiving 37,408 common shares.

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

On December 22, 2009, the Company entered into a Master Channel Partner Agreement with ExactTarget, Inc. (“ExactTarget”) to provide email marketing solutions to the Company. Timothy Maudlin is the Lead Director of the Company and a member of the board of directors and a shareholder of ExactTarget. The approximate dollar value of the amount involved in the transaction is $0.2 million plus a potential share of revenue from the sale of the email marketing solutions to end users. The total amount of fees paid to ExactTarget during the three and nine months ended September 30, 2011 was $18 thousand and $0.1 million, respectively. The total amount of fees paid to ExactTarget during the three and nine months ended September 30, 2010 was $11 thousand and $0.1 million, respectively.

14. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and certain vendor requirements. The Company has approximately $1.4 million in outstanding standby letters of credit as of September 30, 2011.

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

In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at September 30, 2011. In addition, there were no material legal matters for which an estimate could not be made.

15.  Subsequent Events

Acquisition of Network Solutions
On October 27, 2011, the Company completed its acquisition (the “Acquisition”) of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of domain names, web hosting and online marketing services, pursuant to that certain Purchase Agreement dated August 3, 2011 by and among Web.com Group, Inc., a Delaware corporation, Net Sol Holdings LLC, a Delaware limited liability company, and GA-Net Sol Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Net Sol Holdings LLC.  The Company believes that the acquisition further enhances its position as a leading provider of online marketing and web services to small businesses. In addition to bringing approximately two million subscribers, which present substantial cross and up-sell opportunities, the acquisition of Network Solutions brought highly complementary products, sales channels and operating capabilities to the Company. Consideration for the acquisition was $405 million in cash and the issuance of 18 million shares of Web.com common stock.  The Company’s stockholders approved the issuance of the 18 million shares at the Company’s Special Meeting of Stockholders held on October 25, 2011.

The Company recorded approximately $3.8 million in acquisition-related transaction costs during the three and nine months ended September 30, 2011. These costs are reflected in the General and Administrative line item in the Consolidated Statement of Operations. In addition, the Company estimates an additional $11.3 million of acquisition-related transactions costs will be incurred in the fourth quarter of 2011.

The Company will account for the acquisition of Network Solutions using the acquisition method as required in ASC 805, Business Combinations. Based on the acquisition method of accounting, the consideration paid to Network Solutions is allocated to their assets and liabilities based on their fair value as of the date of the completion of the acquisition. Any remaining amount of the purchase price allocation is recorded as goodwill. The valuation of certain intangible assets has not been finalized as of the date of this report. The goodwill will represent business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities and is not expected to be deductible for tax purposes.

Financing of the Network Solutions Acquisition
On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011, by and among the Company, J. P. Morgan Securities LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents; Goldman Sachs Lending Partners LLC and SunTrust Bank, as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011, by and among the Company, J. P. Morgan Securities LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents; Goldman Sachs Lending Partners LLC and SunTrust Bank, as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (the “Second Lien Credit Agreement”).  The First Lien Credit Agreement provides for (i) a six-year $600 million first lien loan facility (the “First Lien Term Loan”) and (ii) a five-year revolving credit facility of $50 million (the “Revolving Credit Facility”).  The Second Lien Credit Agreement provides for a seven-year $150 million second lien loan facility (the “Second Lien Term Loan”).  The Revolving Credit Facility was partially drawn on October 27, 2011, the proceeds of which were used to finance a portion of the Acquisition and pay off all of the Company’s outstanding debt totaling $87.1 million, all of Network Solutions outstanding debt, and related financing fees and acquisition related transaction costs.

The First Lien Term Loan bears interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 5.5% per annum, subject to a 1.5% LIBOR floor, or the prime lending rate plus an applicable margin equal to 4.5% per annum.  Loans under the Revolving Credit Facility initially bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 5.5% per annum, or the prime lending rate plus an applicable margin equal to 4.5% per annum.  The interest rate applicable to the Revolving Credit Facility will be subject to decrease upon achievement of specified levels of first lien net leverage. The Company must also pay (i) a commitment fee of 0.5% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding revolving credit loans under the Revolving Credit Facility and (ii) a letter of credit fee equal to the applicable margin as applied to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the  Revolving Credit Facility. The Second Lien Term Loan bears interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 9.5% per annum, subject to a 1.5% LIBOR floor, or the prime lending rate plus an applicable margin equal to 8.5% per annum.

Unaudited Pro forma Combined Condensed Balance Sheet
The unaudited pro forma combined condensed balance sheet combines the historical consolidated balance sheets of Web.com and Network Solutions as of the close of business on September 30, 2011, and includes preliminary adjustments to reflect the transactions that are directly attributable to the acquisition and factually supportable.  We have prepared the unaudited pro forma combined condensed financial statements based on available information using assumptions that we believe are reasonable. These financial statements are being provided for informational purposes only and do not claim to represent our actual financial position had the acquisition occurred on that date specified.  In addition, the pro forma financial statements do not account for the cost of any restructuring activities or synergies resulting from the acquisition.

The unaudited pro forma combined condensed balance sheet was prepared using the acquisition method of accounting as outlined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 805, Business Combinations, with Web.com considered the acquiring company. Web.com has used preliminary estimates for the fair value of deferred revenue, deferred costs and intangible assets. The Company, with the assistance of independent valuation professionals, has determined preliminary values for certain intangible assets, such as customer relationships, trade names, and developed technology. Fair value adjustments for property and equipment and the related depreciation expense adjustments are not reflected herein as the Company is in the process of gathering the relevant information required to complete the valuation. The purchase price allocation and valuation is preliminary and subject to final adjustments and provided for informational purposes only.

Pro Forma Balance Sheet as of September 30, 2011
Unaudited Pro Forma Combined Condensed Balance Sheet
as of September 30, 2011
(in thousands of dollars)

	Historical	Historical	Pro forma		Pro forma
	Web.com	Network Solutions	Adjustments		Combined
Current Assets:
Cash and cash equivalents	$15,752	$38,695	$(49,816	)a	$4,631
Accounts receivable, net of allowance	7,797	2,547	-		10,344
Prepaid expenses	3,403	7,102	(1,995	)e, l	8,510
Restricted investments	301	-	-		301
Prepaid registry fees	14,469	42,580	2,849	b	59,898
Deferred taxes, current	268	-	(268	)l	-
Deferred financing fees and other current assets	1,282	-	(1,219	)m	7,604
			7,541	j
Total current assets	43,272	90,924	(42,908)		91,288

Restricted investments	1,108	-	-		1,108
Prepaid domains	12,476	57,728	3,862	b	74,066
Property and equipment, net	9,037	25,220	-		34,257
Goodwill	123,186	763,336	(763,336	)c	700,725
			577,539	d
Intangible assets, net	95,072	92,913	(92,913	)c	553,992
			458,920	d
Investments in unconsolidated entities	-	3,296	-		3,296
Other assets	2,721	2,234	(4,292	)e, m	55,272
			54,609	j
Total assets	$286,872	$1,035,651	$191,481		$1,514,004

Current liabilities:
Accounts payable and accrued expenses	$2,657	$22,266	$6,966	f	$31,889
Accrued expenses	6,008	-	(927	)l	5,081
Accrued compensation and benefits	2,881	-	-		2,881
Current long-term debt and capital lease obligations	11,183	249	(11,432	)h	6,000
			6,000	g
Deferred revenue	42,363	178,644	(87,952	)k	133,055
Accrued restructuring	315	-	-		315
Other liabilities	1,177	3,179	3,308	l	7,664
Total current liabilities	66,584	204,338	(84,037)		186,885

Accrued rent expense	1,136	-	-		1,136
Long-term debt and capital lease obligations	75,962	241,672	765,000	g	765,000
			(317,634	)h
Deferred revenue	27,992	199,329	(98,136	)k	129,185
Deferred taxes	10,279	-	142,726	l	153,005
Other long-term liabilities	1,035	28,467	(15,666	)l	13,836
Total liabilities	182,988	673,806	392,253		1,249,047

Total stockholders' equity
Common stock	29	-	18	n	47
Additional paid in capital	274,716	-	164,862	n	439,578
Accumulated other comprehensive loss, net of tax	(72)	-	-		(72)
Member's equity	-	361,845	(361,845	)i	-
Accumulated deficit	(170,789)	-	(3,807	)m	(174,596)

Total stockholders' equity	103,884	361,845	(200,772)		264,957

Total liabilities and stockholders' equity	$286,872	$1,035,651	$191,481		$1,514,004

The preliminary purchase price allocation as of the close of business on September 30, 2011 is as follows (in thousands of dollars):

Goodwill	$577,539
Non-compete Agreement	600
Trade Names	97,050
Developed Technology	189,890
Customer Relationships	171,380
Net assets (liabilities) acquired	(466,579)
Total preliminary purchase price allocation	$569,880

The following adjustments have been made to the above unaudited pro forma combined condensed balance sheet as of September 30, 2011 to reflect the acquisition-related transactions:

(a)	To record net impact to cash and cash equivalents from acquisition related transactions are summarized below:

Proceeds from term loans	$771.0
Financing fees related to term loan and credit facility	(62.2)
Pay off Network Solutions's bank debt	(241.9)
Pay off Web.com's bank debt	(87.1)
Payments to sellers	(405.0)
Acquisition-related transaction costs*	(24.6)
Pro Forma Impact on Cash and Cash Equivalents	$(49.8)
* Includes approximately $9.5 million of Network Solutions acquisition costs.

(b)
To adjust the prepaid registry fees to fair market value as required by ASC 805. The fair value of prepaid registry fees was calculated by multiplying the monthly cost of registering a domain name by the number of months of services that have been prepaid for each contract at the acquisition date;

(c)	To eliminate Network Solutions’s historical goodwill and intangible assets;

(d)	To record Web.com’s estimated goodwill and intangible assets arising from the acquisition of Network Solutions;

(e)	To eliminate current and long term portion of Network Solutions’s deferred financing fees;

(f)	This adjustment records employment-related liabilities under existing employee contracts that were triggered as a result of the acquisition;

(g)	To record the current and non-current portion of the $771.0 million long-term debt issued to finance the acquisition;

(h)
To eliminate Network Solutions’s and Web.com’s current and long-term debt that was settled at the closing of the acquisition. Web.com used the proceeds from the bank debt discussed in note (g) above to pay off $241.9 million of Network Solutions’s total outstanding debt in addition to approximately $87.1 million of Web.com’s outstanding debt;

(i)	To eliminate Network Solutions’s historical member’s equity;

(j)
To record Web.com’s $62.2 million of capitalizable deferred financing fees related to the total $800 million Debt Financing arrangements, of which $771.0 million is outstanding after the closing of the acquisition;

(k)
To adjust the deferred revenue balance to fair market value as required by ASC 805. The fair value of deferred revenue was determined by estimating the costs associated with customer support services and prepaid domain name registration fees to fulfill the related contractual obligations over the remaining life of the customer contracts at the acquisition date and includes a normal profit margin;

(l)
These entries adjust historical Web.com and Network Solutions income tax accounts to reflect an estimated combined entity income tax payable of $0.7 million, current deferred tax liability of $4.9 million and non-current deferred tax liability of $153.0 million. The income tax adjustments herein were based on the preliminary purchase price allocated to the assets and liabilities acquired;

(m)	To eliminate Web.com’s current and non-current portion of deferred financing fees. Web.com’s outstanding debt was refinanced in conjunction with the Debt Financing arrangements; and

(n)
To record the 18 million Shares of Web.com common stock with a par value of $0.001 issued to the Sellers to partially finance the acquisition of Network Solutions. The lowest market price on October 27, 2011 of $9.16 per common share was used as the fair value as per the Company’s policy.

Pro Forma Condensed Consolidated Results of Operations
The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred on January 1, 2010 for the three and nine months ended September 30, 2010 and 2011. The Company has made adjustments to the historical Web.com and Network Solutions financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Network Solutions for the entire periods presented. The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010
Revenue	$104,029	$81,005
Net loss	$(32,618)	$(22,161)

Basic loss per share:
Net loss per share	$(0.71)	$(0.51)

Diluted loss per share:
Net loss per share	$(0.71)	$(0.51)

Basic weighted-average common shares outstanding	45,705	43,481

Diluted weighted-average common shares outstanding	45,705	43,481

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Revenue	$298,363	$214,794
Net loss	$(97,048)	$(113,133)

Basic loss per share:
Net loss per share	$(2.14)	$(2.60)

Diluted loss per share:
Net loss per share	$(2.14)	$(2.60)

Basic weighted-average common shares outstanding	45,308	43,449

Diluted weighted-average common shares outstanding	45,308	43,449

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

Through the combination of our proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we believe that we achieve production efficiencies that enable us to offer sophisticated Web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers. The Register.com LP acquisition enabled us to increase our total subscribers to approximately 913,000 at September 30, 2011. We believe we are one of the industry’s largest providers of affordable Web services and products enabling small businesses to have an effective online presence.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as furthering our cross-sell/upsell strategy with our domain name customers from Register.com LP. We intend to continue to invest in hiring additional personnel, particularly in outbound and inbound sales and marketing; developing additional services and products; adding to our infrastructure to support our growth; and expanding our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offerings and expand our subscriber base.

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

Monthly Turnover (Churn)

Monthly turnover, or churn, is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the quarter, divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. In measuring monthly turnover, we use the same conventions with respect to free trials and subscribers who are not current in their payments as described above for net subscriber additions. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan. An increase in monthly turnover may signal deterioration in the quality of our service, or it may signal a behavioral change in our subscriber base. Lower monthly turnover signals higher customer retention.

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure on a quarterly basis. We define as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three to calculate a monthly ARPU. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition related write downs. The fair market value adjustment was $2.8 million and $5.7 million for the three months ended September 30, 2011 and 2010, respectively. The fair market value adjustment was $12.3 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively. Average revenue per subscriber is the key metric that allows management to evaluate the impact on monthly revenue from product pricing and product sales mix trends.

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

For the three and nine months ended September 30, 2011, subscription revenue accounted for approximately 99% and 98% of our total revenue, respectively, as compared to 98% and 97% for the three and nine months ended September 30, 2010, respectively. The number of paying subscribers to our Web services and lead generation products drives subscription revenue as does the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other, we periodically evaluate goodwill and indefinite-lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite-lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2010, we completed our annual impairment test of goodwill and other indefinite-lived intangible assets. The results of this test determined that goodwill and other indefinite-lived intangible assets were not at risk of failing step 1 and therefore not impaired at December 31, 2010. See Note 5, Goodwill and Intangible Assets, in the consolidated financial statements for additional information on goodwill and intangible assets. There were no impairment indicators during the three and nine months ended September 30, 2011.

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

Comparison of the Results for the Three Months Ended September 30, 2011 to the Results for the Three Months Ended September 30, 2010

The three months ended September 30, 2010 included approximately two months of activity from the Register.com LP acquisition as compared to three months of activity for the quarter ended September 30, 2011. In addition, the operations of Register.com LP were integrated with the existing legacy Web.com operations immediately following the closing of the acquisition on July 30, 2010. As such, revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.

The following table sets forth our key business metrics for the three months ended September 30:

	Three months ended September 30,
	2011	2010
Net subscriber reductions	(12,642)	(17,468)
Churn	1.7%	1.7%
Average revenue per subscriber (monthly)	$16.73	$20.11

Net subscribers decreased by 12,642 customers during the three months ended September 30, 2011 when compared to same prior year period however, due to Register.com LP’s lower churning and substantially larger customer base, churn remained unchanged at 1.7%.

The average revenue per subscriber was $16.73 during the three months ended September 30, 2011 as compared to $20.11 during the same prior year period. The decrease is primarily due to the additional 787,000 of lower monthly ARPU customers of Register.com LP, partially offset by revenue increases from our online marketing products as a result of increased marketing efforts and the direct advertising television campaign. The pro forma average revenue per subscriber adjusted to reflect a full quarter of Register.com LP activity for the three months ended September 30, 2010 was $15.55. When compared to the current quarter ended September 30, 2011 of $16.73, the average revenue per subscriber increased $1.18 due to sales of our legacy Web.com products to Register.com customers and increases from our online marketing product sales.

The average revenue per subscriber and pro forma average revenue per subscriber during the three months ended September 30, 2011 and 2010 is adjusted to exclude the unfavorable impact of $2.8 million and $5.7 million, respectively, of amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. The unfavorable impact to our revenue declines on a monthly basis as the acquired deferred revenue becomes fully recognized.

Revenue

	Three months ended September 30,
	2011	2010
	(unaudited, in thousands)
Revenue:
Subscription	$43,398	$32,060
Professional services	505	674
Total revenue	$43,903	$32,734

Total revenue for the three months ended September 30, 2011 increased $11.2 million, or 34%, primarily due to the additional revenue from the July 2010 Register.com LP acquisition and to increases in our sales of online marketing products resulting from increased marketing efforts. In addition, Do-It-For-Me sales increased as a result of the direct advertising television campaign as well as from selling legacy Web.com products to the Register.com LP customer base. The three months ended September 30, 2010 included approximately two months of revenue compared to a full quarter in the three months ended September 30, 2011. In addition, the impact of amortizing into revenue deferred revenue that was written down to fair value at the acquisition date contributed $3.0 million to the three months ended September 30, 2011 increase in revenue compared to the same prior year quarter ended.

Pro forma revenue adjusted to reflect a full three months of Register.com LP ended September 30, 2010 and also adjusted for the fair market value adjustment of $5.7 million was $45.5 million, compared to pro forma revenue adjusted for the fair market value adjustment of $2.8 million for the three months ended September 30, 2011 of $46.7 million. The increase during the three months ended is from selling legacy Web.com products to the Register.com LP customer base as well as from improvements in our online marketing product sales.

Subscription Revenue. Subscription revenue increased $11.3 million or 35%, to $43.4 million in the three months ended September 30, 2011 up from $32.1 million for the same prior year period. The increase is due to the overall revenue drivers discussed above.

Professional Services Revenue. Professional services revenue decreased approximately $0.2 million during the three months ended September 30, 2011 when compared to the same prior year period ended.

Cost of Revenue

	Three months ended September 30,
	2011	2010
	(unaudited)
Cost of revenue:
Subscription	$17,026	$14,436
Professional services	335	519
Total cost of revenue	$17,361	$14,955

Cost of Subscription Revenue. Cost of subscription revenue increased $2.6 million to $17.0 million, or 39% of subscription revenue, in the three months ended September 30, 2011 from $14.4 million in the three months ended September 30, 2010 primarily due to an additional $1.5 million of costs associated with a full quarter of Register.com LP presented in 2011 compared to approximately two months of activity in 2010. In addition, online marketing costs increased $0.6 million during the three months ended September 30, 2011 due to higher revenue. Our gross margin on subscription revenue increased from 55% during the three months ended September 30, 2010 to 61% during the three months ended September 30, 2011. Excluding the $2.8 million and $5.7 million impact of the fair market value adjustment during the three months ended September 30, 2011 and 2010, respectively, gross margin was 63% and 62%, respectively, principally due to the increases in sales of online marketing products and the sale of legacy Web.com products to the Register.com LP customer base.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 35% to $0.3 million in the three months ended September 30, 2011 from $0.5 million during the same prior year period. The decrease was primarily the result of lower employee compensation and benefits expense.

Operating Expenses

	Three months ended September 30,
	2011	2010
	(unaudited)
Operating Expenses:
Sales and marketing	$11,080	$8,274
Research and development	3,264	3,031
General and administrative	11,207	8,124
Restructuring charges	85	1,802
Depreciation and amortization	4,696	4,698
Total operating expenses	$30,332	$25,929

Sales and Marketing Expenses. Sales and marketing expenses increased $2.8 million to $11.1 million, or 25% of total revenue, during the three months ended September 30, 2011, up from $8.3 million, or 25% of total revenue, during the three months ended September 30, 2010. Register.com LP contributed an additional $1.2 million of the overall increase, reflecting a $1.6 million increase when the acquisition is excluded. This incremental increase was primarily the result of a direct advertising television campaign that was launched in the first quarter of 2011 and continued on through the third quarter; in addition to an increase in marketing employee related costs and benefits.

Research and Development Expenses. Research and development expenses increased to $3.3 million, or 7% of total revenue, during the three months ended September 30, 2011 up from $3.0 million, or 9% of total revenue, during the three months ended September 30, 2010. The increase is primarily due to higher compensation related benefits.

General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2011 were up $3.1 million when compared to the same prior year period. Corporate development expenses were up approximately $3.2 million due to $1.5 million of investment banking due diligence related costs and $1.8 million of legal, administrative and professional services expenses, both related to the October 27, 2011 acquisition of GA Net Sol Parent, LLC (“Network Solutions”). See Note 15. Subsequent Events, for additional information regarding the Network Solutions acquisition. In addition, approximately $1.5 million of one-time acquisition-related bonuses were incurred for the successful integration of Register.com during the three months ended September 30, 2011. The quarter over quarter corporate development increase in 2011 was partially offset by the absence of approximately $2.0 million of Register.com LP transaction costs incurred during the three months ended September 30, 2010.

Restructuring charges. Restructuring charges of $0.1 million were recorded in the third quarter ended September 30, 2011 primarily to adjust the original estimates for employee relocation and termination expenses as a result of the Register.com LP acquisition. The three months ended September 30, 2010 included $1.8 million of severance, relocation and other restructuring related costs as a result of the Register.com LP acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense of $4.7 million during the three months ended September 30, 2011, was comparable to the same prior year period.

Interest Expense, net. Net interest expense of $1.5 million for the three months ended September 30, 2011 was primarily from the term loan, revolving credit facility and seller note issued to finance the acquisition of Register.com LP.  In addition, deferred financing fee amortization of $0.3 million also contributed to interest expense during the three months ended September 30, 2011. Interest expense during the three months ended September 30, 2010 of $1.0 million was approximately one-third lower than the same current year period due to two months of expense compared to a full three months incurred in 2011.

Income Tax (Expense) Benefit. We recorded income tax expense of $0.2 million and an income tax benefit of $ 21.2 million in the three months ended September 30, 2011 and 2010, respectively, based upon our estimated annual effective tax rate by jurisdiction. Our effective tax rate results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit. The $21.2 million income tax benefit during the three months ended September 30, 2010 was as a result of the acquisition of Register.com LP. We determined that some of our preexisting deferred tax assets will more likely than not be realized by the combined entity through the reversal of the deferred tax liabilities acquired from Register.com LP. ASC 805-740 requires that changes in an acquirer’s valuation allowance stemming from a business combination should be recognized as an element of income tax (expense) benefit.

We are in the process of evaluating the income tax consequences resulting from the October 27, 2011 acquisition of Network Solutions.

Discontinued operations. An installment payment of $0.1 million was received during the three months ended September 30, 2011 and recorded as a gain from the sale of our NetObjects Fusion software business sold in 2009.

Comparison of the Results for the Nine Months Ended September 30, 2011 to the Results for the Nine Months Ended September 30, 2010

The nine months ended September 30, 2010 included approximately two months of activity from the Register.com LP acquisition as compared to nine months of activity for the nine months ended September 30, 2011. In addition, the operations of Register.com LP were integrated with the existing legacy Web.com operations immediately following the closing of the acquisition on July 30, 2010. As such, revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.

The following table sets forth our key business metrics for the nine months ended September 30:

	Nine months ended September 30,
	2011	2010
Net subscriber (reductions) additions	(40,638)	(14,291)
Churn	1.7%	2.6%
Average revenue per subscriber (monthly)	$16.20	$26.17

Net subscribers decreased by 40,638 customers during the nine months ended September 30, 2011 as compared to 14,291 during the nine months ended September 30, 2010. However, due to a continued downward trend in churn as well as the acquisition of Register.com LP’s lower churning and substantially larger customer base, churn decreased from 2.6% to 1.7% in the nine months ended September 30, 2011 compared to the same prior year period ended.

The average revenue per subscriber decreased from $26.17 during the nine months ended September 30, 2010 to $16.20 during the nine months ended September 30, 2011. The decrease is primarily due to the additional 787,000 of lower monthly ARPU customers of Register.com LP, partially offset by improvements in sales of our online marketing products as a result of increased marketing efforts and the direct advertising television campaign. The average revenue per subscriber during the nine months ended September 30, 2011 and 2010 is adjusted to exclude the unfavorable impact of $12.3 million and $5.7 million, respectively, of amortizing into revenue, Register.com LP deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. The unfavorable impact to our revenue declines on a monthly basis as the acquired deferred revenue becomes fully recognized.

Pro forma average revenue per subscriber adjusted to include nine months of Register.com LP during the nine months ended September 30, 2010 was $15.54. This compares to the average revenue per subscriber of $16.20 for the nine months ended September 30, 2011. The increase is due to sales of legacy Web.com products to the Register.com subscriber base and to increases in our online marketing product sales.

Revenue

	Nine months ended September 30,
	2011	2010
	(unaudited)
Revenue:
Subscription	$123,642	$80,498
Professional services	1,983	2,142
Total revenue	$125,625	$82,640

Total revenue for the nine months ended September 30, 2011 increased $43.0 million, or 52%, primarily due to the additional revenue related to our July 2010 acquisition of Register.com LP and from increases in our sales of online marketing products resulting from increased marketing efforts. In addition, Do-It-For-Me sales increased as a result of the direct advertising television campaign as well as from selling legacy Web.com products to the Register.com LP customer base.

Pro forma revenue adjusted to reflect the full nine months of Register.com LP ended September 30, 2010 and also adjusted for the fair market value adjustment of $5.7 million was $136.3 million, compared to pro forma revenue adjusted for the fair market value adjustment of $12.3 million for the nine months ended September 30, 2011 of $138.0 million. After these adjustments, the revenue increase during the nine months ended September 30, 2011 was due primarily to sales of legacy Web.com products to the Register.com LP customer base and to favorable online marketing sales.

Subscription Revenue. Subscription revenue increased $43.1 million or 54% to $123.6 million in the nine months ended September 30, 2011, up from $80.5 million for the same prior year period primarily due to the items described above.

Professional Services Revenue. Professional services revenue during the nine months ended September 30, 2011 was consistent with the prior year.

Cost of Revenue

	Nine months ended September 30,
	2011	2010
	(unaudited)
Cost of revenue:
Subscription	$51,642	$34,122
Professional services	1,062	1,482
Total cost of revenue	$52,704	$35,604

Cost of Subscription Revenue. Cost of subscription revenue was 42% of subscription revenue and increased $17.5 million during the nine months ended September 30, 2011 compared to the same prior year period. The Register.com LP acquisition contributed $16.2 million to the overall increase as only two months of activity was included in the nine month period ended September 30, 2010. Our gross margin on subscription revenue remained at approximately 58% during the nine months ended September 30, 2011 which was in line with the same prior year period. The gross margin was negatively impacted by amortizing deferred revenue based on the fair value calculated at the acquisition date which was approximately 50% lower than the historical basis of Register.com LP. Excluding the $12.3 million and $5.7 million effect of the adjustment related to the fair value of acquired deferred revenue for the nine months ended September 30, 2011 and 2010, respectively, the gross margin was 62% and 60%, respectively.

Cost of Professional Services Revenue. Cost of professional services revenue decreased 28% to $1.1 million in the nine months ended September 30, 2011 from $1.5 million during the same prior year period. The decrease was primarily the result of lower revenue in addition to lower employee compensation and benefits expense.

Operating Expenses

	Nine months ended September 30,
	2011	2010
	(unaudited)
Operating Expenses:
Sales and marketing	$32,190	$19,005
Research and development	10,202	7,527
General and administrative	23,908	17,472
Restructuring charges	330	1,856
Depreciation and amortization	14,213	11,290
Total operating expenses	$80,843	$57,150

Sales and Marketing Expenses. Sales and marketing expenses increased $13.2 million to $32.2 million, or 26% of total revenue, during the nine months ended September 30, 2011, up from $19.0 million, or 23% of total revenue, during the same prior year period ended. Register.com LP contributed $10.0 million of the overall increase, reflecting a $3.2 million increase when the acquisition is excluded. This increase was primarily the result of a direct advertising television campaign that was launched in the first quarter of 2011 as well as an overall increase in marketing related compensation expense and online marketing spending due to increased focus and efforts in this area.

Research and Development Expenses. Research and development expenses increased $2.7 million to $10.2 million, or 8% of total revenue, during the nine months ended September 30, 2011 from $7.5 million, or 9% of total revenue, during the nine months ended September 30, 2010. The July 2010 acquisition of Register.com contributed $2.4 million of additional research and development costs during the first nine months of 2011. The additional increase primarily resulted from higher compensation related benefits expense during the nine months ended September 30, 2011 compared to the same prior year period ended.

General and Administrative Expenses. General and administrative expenses increased $6.4 million to $23.9 million, or 19% of total revenue, in the first nine months of 2011 compared to $17.5 million, or 21% of total revenue for the nine months ended September 30, 2010. The acquisition of Register.com LP accounted for $1.3 million of the year over year increase. Increases in corporate development expenses include $2.3 million of legal, professional and administrative fees related to the October 2011 acquisition of GA Net Sol Parent LLC (“Network Solutions”), $1.5 million for investment banking due diligence services, and $1.5 million for a one-time bonus for the successful integration of Register.com LP, partially offset by transaction-related costs of $3.0 million incurred in the nine months ended September 30, 2010. In addition, employee-related compensation and benefits expense increased approximately $1.8 million in the current year.

Restructuring charges. Restructuring charges of $0.3 million were recorded during the nine months ended September 30, 2011 primarily to adjust the original estimates for employee relocation and termination expenses as a result of the Register.com LP acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense increased 26% to $14.2 million during the nine months ended September 30, 2011, up from $11.3 million during the same prior year period. Amortization related to the intangible assets and depreciation expense from property and equipment acquired from Register.com LP, increased the total depreciation and amortization expense by approximately $3.7 million. Excluding the impact of the Register.com LP acquisition, amortization expense from intangible assets was lower by $0.8 million as certain intangibles became fully amortized.

Interest Expense, net. Net interest expense of $3.7 million for the first nine months of 2011 was from the term loan, revolving credit facility and seller note issued to finance the 2010 acquisition of Register.com LP. In addition, deferred financing fee amortization of $0.9 million also contributed to interest expense during the nine months ended September 30, 2011. Interest expense and deferred financing fee amortization totaled $0.9 million during the nine months ended September 30, 2010. The nine month period ended September 30, 2011 included nine months of interest expense while the same prior year period only included two months.

Income Tax (Expense) Benefit. We recorded income tax expense of $0.7 million and an income tax benefit of $20.5 million in the nine months ended September 30, 2011 and 2010, respectively, based upon our estimated annual effective tax rate by jurisdiction. Our effective tax rate results in income tax expense primarily due to changes in the valuation allowance related to non-reversing deferred tax liabilities and the alternative minimum tax credit. The $20.5 million income tax benefit during the nine months ended September 30, 2010 was as a result of the acquisition of Register.com LP. We determined that some of our preexisting deferred tax assets will more likely than not be realized by the combined entity through the reversal of the deferred tax liabilities acquired from Register.com LP.  ASC 805-740 requires that changes in an acquirer’s valuation allowance stemming from a business combination should be recognized as an element of income tax (expense) benefit.

We are in the process of evaluating the income tax consequences resulting from the October 27, 2011 acquisition of Network Solutions.

Discontinued operations. Proceeds of $0.3 million were received during the first nine months of 2011 and were recorded as a gain from the sale of discontinued operations resulting from the 2009 sale of our NetObjects Fusion software business.

Outlook. We believe the Company has the potential to accelerate revenue growth from focusing on selling our entire product offering across the combined Web.com and Network Solutions’ nearly three million customer base. As we continue to integrate the Network Solutions operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value. We expect strong operating cash flows that will be used to pay down debt and fund incremental marketing investments. We expect to drive increasing average revenue per subscriber through our cross-sell/up-sell activities but continue to expect net subscriber losses in the near term. As we continue to expand our marketing investments and realize the increasing benefits of new sales and marketing initiatives, we expect our gross subscriber additions to increase, driving net subscriber growth in the near to mid-term.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, (in thousands):
	2011	2010
	(unaudited)
Net Cash Provided by Operating Activities	$10,470	$8,940
Net Cash Used in Investing Activities	(3,191)	(129,380)
Net Cash (Used in) Provided by Financing Activities	(7,834)	98,837

Decrease in Cash and Cash Equivalents	$(555)	$(21,603)

As of September 30, 2011, we had $15.8 million of unrestricted cash and cash equivalents and $23.3 million in negative working capital, as compared to $16.3 million of cash and cash equivalents and $22.1 million in negative working capital as of December 31, 2010. The deficit in working capital is due to the significant portion of deferred revenue from Register.com LP subscription revenue. In addition, there are approximately $11.2 million and $9.5 million of current debt obligations as of September 30, 2011 and December 31, 2010, respectively.

Net cash provided by operations for the nine months ended September 30, 2011 was $10.5 million as compared to the net cash provided by operations of $8.9 million for the same period ended September 30, 2010. Cash earnings in the nine months ended September 30, 2011 of $7.2 million increased approximately $4.1 million when compared to the same prior year period of $3.1 million. Changes in operating assets and liabilities resulted in $3.3 million of net favorable cash flows during the nine months ended September 30, 2011 compared to prior year to date comparable cash flows of $5.8 million during the same prior year; resulting in a net decrease in cash provided by operating activities of approximately $2.5 million year over year. Included in the other balance sheet changes during the nine months ended September 30, 2011 was approximately $2.0 million of payments made for the restructuring activities resulting from the July 2010 acquisition of Register.com LP.

Net cash used in investing activities in the nine months ended September 30, 2011 was $3.2 million compared to $129.4 million for the same prior year period. The prior year period included $127.1 million for the July 2010 acquisition of Register.com LP. Purchases of property and equipment of $3.6 million were made in the nine months ended September 30, 2011 primarily to migrate and streamline data centers to a centralized location. This was offset slightly by a $0.3 million payment received during the first quarter of 2011 from the sale of our discontinued NetObjects Fusion business, sold in 2009. The nine months ended September 30, 2010 included a $1.3 million purchase of approximately 5,700 customers. Approximately $1.1 million of property and equipment was purchased during the first nine months of 2010.

Net cash used for financing activities during the nine months ended September 30, 2011 was $7.8 million as compared to net cash provided by financing activities of $98.8 million for the same prior year period ended. The nine months ended September 30, 2010 included $110 million of proceeds from the issuance of debt to finance the July 2010 Register.com LP acquisition. In addition, approximately $5.2 million of financing fees were incurred during the nine months ended September 30, 2010. Proceeds from the exercise of stock options of $8.6 million were received during the first nine months of 2011 and approximately $0.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares. Principal payments of $16.0 million and $6.2 million were made in the nine months ended September 30, 2011 and 2010, respectfully, of which $9.3 million and $6.0 million was discretionary.

 Long-term Debt
On July 30, 2010, we entered into a Credit Facility Agreement, or Credit Agreement, with the Royal Bank of Canada and issued a $95 million five year term loan and a $15 million revolving credit facility to finance the acquisition of Register.com LP, of which a total of $82.1 million was outstanding at September 30, 2011. The term loan and the revolving credit facility both bear variable interest rates of 1-month LIBOR plus 4.5 percent with the rate resetting at each month end. The term loan and the revolving credit facility mature on July 30, 2015. Approximately 46 percent of the term loan and revolving credit facility has been hedged with an interest rate swap that fixes 1-month LIBOR at 0.74 percent.

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

The Credit Agreement also requires that we maintain a specified Consolidated Fixed Charge Coverage Ratio which is defined as Covenant EBITDA divided by consolidated fixed charges. Consolidated fixed charges include consolidated interest expense and scheduled debt payments made in a given period. Covenant EBITDA for the quarterly periods ended September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 was $10.8 million, $10.1 million, $8.7 million and $9.1 million, respectively. The consolidated debt and interest payments used in the covenant calculation below were $90.4 million and $11.6 million, respectively.

The covenant calculations as of September 30, 2011, are calculated on a trailing 12-month basis:

		Ratio at	Favorable /
Covenant Description	Covenant Requirement	September 30, 2011	(Unfavorable)
Consolidated Leverage Ratio	Not to exceed 2.75 to 1	2.24 to 1	0.51
Consolidated Fixed Charge Coverage Ratio	Minimum of 2.00 to 1	2.45 to 1	0.45

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

We believe that our existing cash and cash equivalents and our future operating cash generated from the combined Web.com and Network Solutions entity will be sufficient to meet our projected combined entity operating requirements for at least the next 12 months, including our debt service requirements, sales and marketing expenses, research and development expenses and capital expenditures.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands, except per share data and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$43,903	$32,734	$125,625	$82,640
Fair value adjustment to deferred revenue	2,755	5,726	12,327	5,742
Non-GAAP revenue	$46,658	$38,460	$137,952	$88,382

Reconciliation of GAAP net (loss) income to non-GAAP net income
GAAP net (loss) income	$(5,396)	$12,016	$(12,852)	$9,579
Amortization of intangibles	3,912	3,660	11,686	8,942
Gain on sale of assets	12	4	10	4
Stock based compensation	1,760	1,188	4,985	3,393
Income tax expense (benefit)	195	(21,212)	657	(20,525)
Restructuring charges	85	1,802	330	1,856
Corporate development	5,281	2,111	5,294	3,020
Amortization of deferred financing fees	313	178	939	178
Cash income tax expense	(325)	(126)	(473)	(234)
Fair value adjustment to deferred revenue	2,755	5,726	12,327	5,742
Fair value adjustment to prepaid registry fees	45	(44)	202	(44)
Non-GAAP net income	$8,637	$5,303	$23,105	$11,911

Reconciliation of GAAP diluted net (loss) income per share to non-GAAP diluted net income per share
Fully diluted shares:
Common stock	27,705	25,481	27,308	25,449
Diluted stock options	1,556	1,059	2,213	1,195
Diluted restricted stock	905	299	1,014	317
Total	30,166	26,839	30,535	26,961

Diluted GAAP net (loss) income per share	$(0.19)	$0.45	$(0.47)	$0.36
Diluted equity per share	0.01	-	0.05	-
Amortization of intangibles per share	0.13	0.14	0.38	0.32
Gain on sale of assets per share	-	-	-	-
Stock based compensation per share	0.06	0.04	0.16	0.13
Income tax expense (benefit) per share	0.01	(0.80)	0.02	(0.77)
Restructuring charges per share	-	0.07	0.01	0.07
Corporate development per share	0.18	0.08	0.17	0.11
Amortization of deferred financing fees per share	0.01	0.01	0.03	0.01
Cash income tax expense per share	(0.01)	-	(0.02)	(0.01)
Fair value adjustment to deferred revenue per share	0.09	0.21	0.42	0.22
Fair value adjustment to prepaid registry fees per share	-	-	0.01	-
Diluted Non-GAAP net income per share	$0.29	$0.20	$0.76	$0.44

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of GAAP operating loss to non-GAAP operating income
GAAP operating loss	$(3,790)	$(8,150)	$(7,922)	$(10,114)
Amortization of intangibles	3,912	3,660	11,686	8,942
Stock based compensation	1,760	1,188	4,985	3,393
Restructuring charges	85	1,802	330	1,856
Corporate development	5,281	2,111	5,294	3,020
Fair value adjustment to deferred revenue	2,755	5,726	12,327	5,742
Fair value adjustment to prepaid registry fees	45	(44)	202	(44)
Non-GAAP operating income	$10,048	$6,293	$26,902	$12,795

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-9%	-25%	-6%	-12%
Amortization of intangibles	8%	10%	8%	11%
Restructuring charges	0%	5%	0%	2%
Corporate development	11%	5%	4%	4%
Fair value adjustment to deferred revenue	8%	18%	10%	5%
Fair value adjustment to prepaid registry fees	0%	0%	0%	0%
Stock based compensation	4%	3%	4%	4%
Non-GAAP operating margin	22%	16%	20%	14%

Reconciliation of GAAP operating loss to adjusted EBITDA
GAAP operating loss	$(3,790)	$(8,150)	$(7,922)	$(10,114)
Depreciation and amortization	4,696	4,698	14,213	11,290
Stock based compensation	1,760	1,188	4,985	3,393
Restructuring charges	85	1,802	330	1,856
Corporate development	5,281	2,111	5,294	3,020
Fair value adjustment to deferred revenue	2,755	5,726	12,327	5,742
Fair value adjustment to prepaid registry fees	45	(44)	202	(44)
Adjusted EBITDA	$10,832	$7,331	$29,429	$15,143

Stock based compensation
Subscription (cost of revenue)	$231	$141	$628	$425
Sales and marketing	321	185	884	494
Research and development	231	141	667	447
General and administration	976	721	2,806	2,027
Total	$1,759	$1,188	$4,985	$3,393

Contractual Obligations and Commitments

We have no material changes to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2010 Annual Report on Form 10-K.  See Note 14, Commitments and Contingencies, for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $15.8 million and $16.3 million at September 30, 2011 and December 31, 2010, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of September 30, 2011, we have $87.1 million of total debt outstanding. As a result, we have exposure to market risk for changes in interest rates related to these borrowings and as a result have entered into an interest rate swap on approximately 47 percent of our term loan swapping variable rate debt with fixed rate debt. Our variable rate debt is based on 1-month LIBOR plus 4.5 percent. A hypothetical 10 percent increase/decrease in 1-month LIBOR would result in an annual increase/decrease of interest expense of approximately $10 thousand.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

 In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at September 30, 2011. In addition, there were no material legal matters for which an estimate could not be made.

Item 1A.   Risk Factors.

Factors That May Affect Future Operating Results

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to the Anticipated Acquisition of Network Solutions and the Combined Company

On October 27, 2011, Web.com Group, Inc. (“Web.com”) acquired GA-Net Sol Parent LLC, a Delaware corporation (“Network Solutions”) (the “Acquisition) for $405 million in cash and the issuance of 18 million shares of Web.com common stock (the “Shares”).

The failure to integrate successfully the businesses of the Company and Network Solutions in the expected timeframe would adversely affect the combined company’s future results following the completion of the Acquisition.

The success of the Acquisition will depend, in large part, on the ability of the combined company following the completion of the Acquisition to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of the Company and Network Solutions. To realize these anticipated benefits, the combined company must successfully integrate the businesses of the Company and Network Solutions. This integration will be complex and time consuming.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Acquisition.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality services and products;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Acquisition; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Acquisition and integrating the companies’ operations.

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

During the course of our history, we have completed several acquisitions of other businesses, and a key element of our strategy is to continue to acquire other businesses in the future. Most recently, we completed the acquisition of Network Solutions in October 2011, our largest acquisition to date. Integrating acquired businesses or assets we may acquire in the future, could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and Web service and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully identify appropriate acquisition targets or to manage and integrate recent acquisitions, or any future acquisitions, could seriously harm our business.

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

In October 2011, we entered into debt financing arrangements totaling $800 million, of which, $771.0 million of proceeds were used to pay off existing debt and to complete the acquisition of Network Solutions. All of the debt is currently outstanding.  Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Though we were profitable for the years ended December 31, 2006, 2007 and 2009, we were not profitable for the years ended December 31, 2010 and 2008 or for the nine months ended September 30, 2011 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2006, and 2007 and 2009, we have not historically been profitable, were not profitable for the years ended December 31, 2010 and 2008 or for the nine months ended September 30, 2011, and may not be profitable in future periods. As of September 30, 2011, we had an accumulated deficit of approximately $170.8 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing Web services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, as a result of the acquisition of the Network Solutions, we have entered into debt arrangements for a total of $800 million. Financial market disruption and general economic conditions in which the credit markets are severely constrained and the depressed equity markets may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
None.

Item 3.  Defaults Upon Senior Securities.
Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.
Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Document

2.1	Purchase Agreement dated August 3, 2011 by and among Web.com Group, Inc., Net Sol Holdings LLC, and GA-Net Sol Parent LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)

3.3	Certificate of Ownership and Merger of Registration (4)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (4)

10.1
 Commitment Letter dated August 3, 2011 by and among Web.com, Inc., JP Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Goldman Sachs Lending Partners LLC, SunTrust Bank, and SunTrust Robinson Humphrey Inc.

10.2	Indemnification Agreement dated October 27, 2011 by Web.com Group, Inc and Anton Levy

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

* The XBRL information is being furnished with this Form 10-Q, not filed

(1)	Filed as an Annex to our Definitive Proxy Statement (DEF 14A) (000-51595), filed with the SEC on September 22, 2011, and incorporated herein by reference.

(2)	Filed as an Exhibit to our registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(3)	Filed as an Exhibit to our current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(4)	Filed as an Exhibit to our current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

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

Web.com Group, Inc.
(Registrant)

/s/ Kevin M. Carney
November 8, 2011
Date	Kevin M. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

2.1	Purchase Agreement dated August 3, 2011 by and among Web.com Group, Inc., Net Sol Holdings LLC, and GA-Net Sol Parent LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)

3.3	Certificate of Ownership and Merger of Registration (4)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (4)

10.1
Commitment Letter dated August 3, 2011 by and among Web.com, Inc., JP Morgan Chase Bank, N.A., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Goldman Sachs Lending Partners LLC, SunTrust Bank, and SunTrust Robinson Humphrey Inc.

10.2	Indemnification Agreement dated October 27, 2011 by Web.com Group, Inc. and Anton Levy

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

* The XBRL information is being furnished with this Form 10-Q, not filed

(1)	Filed as an Annex to our Definitive Proxy Statement (DEF 14A) (000-51595), filed with the SEC on September 22, 2011, and incorporated herein by reference.

(2)	Filed as an Exhibit to our registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(3)	Filed as an Exhibit to our current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(4)	Filed as an Exhibit to our current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

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