Form 10-K
period 2011-12-31
WEB.COM GROUP, INC.
filed 2012-03-13
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $288,575,179 as of June 30, 2011, based upon the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2012, the registrant had 47,929,275 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

i

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1. Business.

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of a full line of internet services for small- to medium-sized businesses (“SMBs”). Web.com is a global domain name registrar and meets the internet needs of SMBs anywhere along their lifecycle which also offers affordable subscription solutions including website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. Headquartered in Jacksonville, Florida, Web.com is a publicly traded company (Nasdaq: WWWW) serving nearly three million customers and with approximately 1,800 employees in 14 locations in North America, South America and the United Kingdom.

On October 27, 2011, the Company completed its acquisition of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of domain names, web hosting and online marketing services, pursuant to that certain Purchase Agreement dated August 3, 2011 by and among the Company, Net Sol Holdings LLC, a Delaware limited liability company, and GA-Net Sol Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Net Sol Holdings LLC. Consideration for the acquisition was $405.1 million in cash and the issuance of 18 million shares of Web.com common stock at a market price of $9.16 per share, resulting in a total purchase price of $570 million.

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

Overview

Market Opportunity

There are more than 27 million SMBs in the United States today. Our focus is serving small, local enterprises that need to connect with their current and potential customers online. Approximately 44 percent of these SMBs have a website, and among those that have a website, most are not effective at driving business via their internet efforts. These SMB owners, many of whom work six or seven days a week, mostly lack the time, expertise and/or resources needed to make their website a relevant, effective part of their business plan. At the same time, there is growing acceptance among these SMB owners that an effective internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels.

Competition

The market for web services is highly competitive, fragmented and evolving. Competitors range in size from small, local independent firms to very large conglomerates, and include website designers, internet service providers, internet search engine providers, local business directory providers, website domain name registrars, eCommerce service providers, lead generation companies and hosting companies. Many competitors offer a limited number of specialized solutions and services. Such fragmentation can mean that a SMB owner might have to employ two, three or more web services purveyors to get a needed suite of online services. There is also a wide range of costs to the SMB owner, from the more expensive, highly individualized website design shops to the very low cost, low service offering of some single service providers. We believe our one-stop; end-to-end service offering of affordable internet services and online marketing solutions gives us a differentiated market advantage.

What we do

Using a consultative approach, Web.com offers SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their business. The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With nearly 3 million subscribers as of December 31, 2011, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

We have positioned ourselves as a partner to SMBs across all phases of their business’s adaptation to internet technology, from their initial entry onto the web to their use of cutting-edge innovations as they mature. As a domain registrar, we allow the business to establish an online presence by buying a domain name. This basic service is the entry point to higher priced offerings. Having secured a domain, a business next needs a website and email service. Our offerings for these fundamental services span the range of customer budgets and expertise, from inexpensive Do It Yourself website and email hosting for the technically-savvy, to Do It For Me custom website design services, online marketing and eCommerce solutions. Customers can engage our experienced consultants for services that range from web design to online advertising campaign management. When online innovations emerge, we can help SMBs leverage the new capabilities.

Through the combination of proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, Web.com achieves production efficiencies that enable us to offer sophisticated web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers.

We sell our products and services via our direct sales force, which operate in the U.S. and Canada. Recently, the Company rolled out a “Feet on the Street” direct sales initiative, as well as a Direct Response Television (“DRTV”) campaign. We also sell web services and products to customers identified by companies with which we have strategic marketing relationships. Typically, our strategic marketing partners have established brand names and attract a large number of SMB customers. We also acquire a large number of customers directly through online and affiliate marketing activities that target SMBs that want to establish or enhance their online presence.

Our Strategy

We have built our business around an affordable subscription-based model that allows SMBs to affordably outsource their web services and online marketing needs to us. The key elements of our business model and approach are:

Providing Comprehensive Solutions for SMBs.  Our web services include, among other features, a full range of web services, including domain name registration, website design and publishing, online marketing and advertising, search engine optimization, social media, e-mail marketing, mobile websites, lead generation, vertical industry specific leads, logo and brand development and eCommerce solutions. We believe this end-to-end service offering provides our customers with a comprehensive solution to their web services needs.

Up-selling or cross-selling additional services to existing customers.  With the acquisition of Network Solutions in October 2011, Web.com gained nearly 2 million domain name customers from a premier domain name registrar. We have demonstrated success in up-selling additional web services to the domain name customers acquired with the Register.com LP acquisition and began to employ the same strategy with the Network Solutions customers. Customers acquired through traditional and online marketing programs that target hosting or Do It Yourself website design services also provide significant opportunities for up-selling and cross-selling additional online marketing, lead generation, search optimization products, eCommerce and Do It For Me services. Additionally, some of these customers are also prospects for our Do It For Me services.

Acquiring new customers through diversified sales and marketing channels.  We utilize a very diverse sales and marketing strategy including online marketing, inbound and outbound telesales, a “Feet on the Street” sales force, direct response television advertising, email and affiliate marketing to acquire new customers and up-sell to existing customers. We also focus on forming strategic marketing relationships with companies that have large customer bases of SMBs. These companies generate leads for us by providing lists of their customers, conducting e-mail marketing campaigns about our web services and products, advertising our web services and products on the internet, and using other forms of both direct and indirect solicitation. These companies filter the customer lists they provide to us using a number of criteria that we believe indicate when a SMB is likely to understand the value of our web services and products.

Streamlining Operations for Customer Acquisition, Fulfillment, and Support.  We utilize proprietary workflow processes and customer relationship management systems, together with a combination of integrated template-driven and specialized website design tools, to sell, design, and support our web services and products. We believe this integrated infrastructure has enabled us to significantly reduce the time from initial customer contact to site completion. Our goal is to design a website and have it complete and visible on the internet within 72 hours from the time we receive initial information from the customer. Additionally, we have extensive experience promoting, selling, and supporting our web services and products to SMBs.

Through the combination of our operational scale and geographical locations, we believe that we have been able to also minimize the cost of delivering our web services and products. Our template driven processes enable us to handle orders efficiently. We have strategically located our primary sales and fulfillment facilities in the lower cost areas including Jacksonville, Florida; Barrie, Ontario; Spokane, Washington; Shavertown, Pennsylvania; Hazelton, Pennsylvania; Halifax, Nova Scotia and Yarmouth, Nova Scotia. In the future, we may look to new international labor markets to further reduce our costs.

Our Services and Products

Our goal is to provide a broad range of web services and products that enable SMBs to establish, maintain, promote, and optimize their online presence. By providing a comprehensive, performance-based offering, we are able to sell to customers whether or not they have already established an online presence. Customers can subscribe to bundled products that meet a variety of needs, and which can be enhanced with additional services; alternatively, they can choose to purchase ‘a la carte’ solutions for specific issues.

As our customers demand more advanced products and consultative services, they move from low-priced domain registrations towards high-priced, value-added offerings. These Do It For Me offerings have relatively high barriers to entry, as they require sophisticated technological and business process expertise. We are unique in having deployed our feature-rich Do It For Me offerings at unrivalled scale.

Our web services and products can be categorized into the following:

Domain Name Registration and Services

We have become one of the largest domain name registrars in the world and offer .com and .net domains as well as the latest top level domains, such as .co, .org and .info. We also offer a full suite of domain services, including domain name registration, domain name transfers, domain name renewal, domain expiration protection and domain privacy services. Domain customers have a highly proprietary need to maintain their distinct internet address, and we will continue to be their resource for maintaining and extending their registration. Furthermore, these customers represent prime opportunities for additional domain name sales, particularly as additional top level domain names become available. Since all online activity starts with a domain name, we anticipate continuing to be a market leader in selling and servicing these accounts.

Do It For Me Web Services

These services have been created to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing an internet presence to ultimately drive leads to the SMB owner. Since access to these services is through an affordable monthly subscription, these proprietors can have an effective online presence with a minimum outlay of resources. And because we bundle the most needed products in an efficient manner, the SMB person can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com.

•	Website Subscription-Based Services

Using our proprietary software and workflow enabled processes; we develop and support a subscription web service package that includes the tools and functionality necessary for a business to create, maintain, enhance, and market a successful and effective online presence. We build, test, and publish the websites and provide related services for our customers. We also provide tutorials and tools for customers to edit and manage their sites. Alternatively, customers can select from one of several levels of support programs for ongoing management and maintenance of their websites.

Our primary Do It For Me subscription offering is eWorks! XL, a comprehensive website design and publishing package targeted at getting SMBs online quickly, effectively, and affordably. The package includes a five-page semi-custom website built on our proprietary self-editing tool, which allows for easy maintenance by the customer. By using our comprehensive, performance-based package of services, customers eliminate the need to buy, install, or maintain hardware or software. This offering includes a broad set of configuration and customization options using a web browser.

eWorks! XL includes:

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

Online Marketing.  We offer our customers online marketing capabilities that cost-effectively promote their websites on a local and national basis. The package includes initial submission and ongoing submissions on a monthly basis of the customers’ websites to many popular national and local search engines, including GoogleTM, Yahoo!, Bing®, Twitter Places, Facebook Places and GPS navigation. Additionally, eWorks! XL includes listings in online yellow page directories, search engine optimization tools, and educational guides targeted to SMBs.

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

Webmail.  Every customer receives unlimited e-mail boxes tied to their domain name. Webmail is compatible with Microsoft Outlook and features advanced filtering and search capabilities and automatic mail forwarding and responding.

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

Mobile Website.  eWorks! XL includes a version of the customer’s website built specifically for mobile devices.

•	Custom Web Design

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

•	Gorilla Marketing

We bundle a number of different services contained in our eWorks! XL package into our Gorilla Marketing offering, which is designed to enhance the effectiveness of an online marketing program. These subscriber-based services include initial site analysis, initial search engine optimization, search engine inclusion, monthly online marketing submissions to more than 100 search engines, powerful local directories, social sites and GPS navigation devices, listing in online yellow page directories and site submission to many popular search engines and search submission tools.

•	Social Media

To help SMBs access the growing and increasingly important social media channel, we offer a trio of subscription products designed to optimize and increase online exposure by presenting a professionally designed Facebook Company page, building a fan base that “likes” the Company, and interacting with fans with periodic status updates, polls and promotions.

•	Call Center Services

Call center services offers eCommerce businesses a ‘virtual office’ customer service solution. In addition to providing eCommerce products, call center services can supply both eCommerce and brick and mortar businesses with a full suite of call center services, including answering services, live chat, and virtual office assistants. The call center solution can help businesses sell products, resolve customer disputes and build trust, eliminating the guess work and costly overhead associated with hiring in-house customer service employees.

Do It Yourself Web Services

We offer a variety of Do It Yourself website building and marketing solutions for SMBs that want to build their own websites or enhance their websites with online marketing. These solutions include hosting services, an easy-to-use web building tool, online marketing options and eCommerce capabilities. Potential customers are identified through traditional and online marketing as well as through a number of distribution partners, resellers and affiliates.

•	Hosting Services

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

•	Website Design Tools

Our Website Builder package is an easy-to-use website building tool which includes nearly 8,000 starter templates so users can customize their design. There is starter content that can be tailored for a business’s products or services, plus features that keep businesses connected with their customers and prospects, such as a stock image library, social media “share” icons, location maps, customizable contact forms and more. These features enable SMBs to create a professional and effective website to serve customers and grow business by reaching new prospects.

Our Business Builder package includes the Website Builder package plus leading edge marketing tools, including directory submission to more than 100 directories, search engines, social media sites and GPS directories as well as search engine optimization consultation. Customers can also add a Facebook Company page as well as eCommerce capability.

•	E-mail Marketing.

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

•	Logo Design and Brand Building

We are a leading provider of Do It Yourself logos and other premium design products to SMBs around the world through our LogoYes products. Our LogoYes Do It Yourself logo creation tools provide professional, affordable design products that equip SMBs to compete with larger businesses. LogoYes products and services help build a company’s brand value by presenting a strong, unified image. We also provide the LogoYes design and brand building tools to our Do It For Me web services customers.

Online Marketing Services

Business success on the internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like GoogleTM, Yahoo! and Bing, and we have expertise and experience providing pay-per-click advertising as well. Some of our online marketing products include:

•	Search Engine Optimization (SEO)

Our search engine optimization products and services are designed to help improve organic search engine rankings and to increase qualified traffic and lead generation. We offer keyword research based on industry and competitor specifics, directory submissions, blogging campaigns and link building. Advanced website analytics accompany these products so customers can track their success.

•	Search Engine Marketing

We offer local and national search engine marketing services — sometimes known as pay-per-click advertising where we will manage an advertising budget for our customers on Google Ad Words or Bing Ad Center.

•	SmartClicks Subscription-Based Services We gain an understanding of the customer’s goals and budget considerations, and tailor an online advertising campaign that will guarantee an agreed-upon number of “clicks” within the confines of a predictable monthly budget. SmartClicks includes all of the benefits provided in the eWorks! XL bundle and the added benefit of guaranteed pay-per-click advertising in GoogleTM and other major search engines.

An added value of the SmartClicks package is the advertising management function we perform for these customers. We create the pay-per-click ads, buy appropriate keywords, monitor the program’s performance, and report results to customers.

•	Budget-based search engine marketing We also offer businesses the option to base their search engine marketing efforts on a monthly budget, rather than a pay-per-click basis. Businesses receive monthly reports that track website traffic and performance.
•	Guaranteed click search engine marketing We will tailor a business’s search engine marketing program to ensure a certain, agreed-upon number of clicks during any specific period, and we will work with the customer to maximize pay-per-click performance. In this capacity, we are able to offer large companies hundreds of individual locations a product which is designed to drive traffic to their numerous local storefronts.

Lead Generation

We offer targeted lead generation directed toward service-related businesses. We can work with that customer’s own website, or create a separate, lead-generating website that feeds directly into the customer’s business.

•	Leads by Web.com Leads by Web.com researches relevant keywords in the customer’s industry to create ads designed to bring traffic to the website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up.
•	Renovation Experts We offer a premium lead generation service specific to contractors, homebuilders and remodeling professionals. We provide a competitive marketplace that matches homeowners in need of remodeling services with qualified contractors in their local area. Through a subscription based membership model and per-lead acquisitions, contractors purchase these leads, giving them an opportunity to bid on the homeowner’s project.

eCommerce

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

•	eCommerce Website Design and Development

Customers work directly with our store development project managers, designers and programmers to build high-end custom eCommerce stores. Business and customer security is a top priority, and all Web.com eCommerce sites meet Visa International’s Payment Card Industry (PCI) data standards. As end-customer sales increase, our eCommerce call center provides end-customer sales and customer support for our eCommerce merchants, freeing up time and resources for eCommerce merchants to focus on growing their business.

•	Do It Yourself eCommerce Solutions

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

•	Do It For Me eCommerce Solutions

For customers who wish to outsource their eCommerce needs, we can build eCommerce onto our eWorks! XL bundled website design solution. We can add an online storefront, create an online store catalog and secure shopping cart, help with inventory tracking and management, provide automatic shipping rates and process credit cards. For those who desire a highly customized storefront, we offer custom store design and more sophisticated merchant services.

•	Merchant Services

We offer a suite of merchant processing solutions to our customers that help customers save money on processing credit and debit card transactions. These services are offered through strategic partnerships with merchant services providers. In addition, we offer new merchant services accounts for customers who want to begin taking credit cards. This service offers fraud detection and card security compliance features.

Other Revenue

•	Monetization

Domain names are digital assets that generate advertising cash flow and resale revenue for Web.com. We strive to maximize revenue from domains which are newly registered, canceled, developed, expired or retained for our in-house portfolio of domain names.

•	Advertising

Web.com offers online advertising opportunities for companies focused on SMBs to be featured on our websites. Since our customers return to our website repeatedly to access their account, seek new products and improve their online knowledge via our learning center, we are in an excellent position to provide targeted, complementary display advertising, newsletter advertising, and partner sponsorships.

Sales Channels

The sales organization for our subscription web services and products comprises several distinct sales channels, including:

Outbound and Inbound Telesales.  We utilize our telesales organization to target customer lists derived from our existing customers, provided by companies with which we have strategic marketing relationships or acquired from third parties. We believe that our existing customer relationships or the brand and affinity relationship these prospective customers have with these strategic marketing partners enhance our ability to reach a decision maker, make a presentation, have our offer considered, and close the sale during the initial call. We also have a separate team of sales specialists focused on inbound inquiries. Following the acquisition of Register.com LP and Network Solutions, we now employ a targeted sales strategy to up-sell/cross-sell Web.com services to current domain customers.

Online Channel.  We promote our services through the following websites: Web.com, Network Solutions.com, Register.com, Leads.com, RenovationExperts.com, 1ShoppingCart.com, SolidCactus.com, Submitawebsite.com, LogoYes.com and Globenetix.com. To drive prospects to our sites, we engage in online marketing and advertising campaigns, and participate in seminars targeting SMBs that wish to sell their services online. Our partners also promote our services by including our products on their websites and by including our services in their ongoing marketing and promotional efforts with their customers.

Direct Response Television.  We have begun promoting our Do-It-For-Me products through television advertising campaigns.

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

Affiliate Network and Private Label Partners.  We sell our shopping cart and business automation solutions through direct online channels and affiliate and private-label partners that market our services on our behalf. We also have a network of direct resellers for our hosting products. We believe that these affiliate partners and resellers provide additional opportunities to up-sell and cross-sell our Do It For Me services.

Feet on the Street  We have a direct sales, “Feet on the Street” sales initiative in four geographic markets: Jacksonville, Florida; Houston, Texas; St. Louis, Missouri; and Phoenix, Arizona; and expect to add additional markets in 2012. At present, this sales initiative is focused on selling our Leads by Web.com product.

Marketing

We engage in a variety of marketing activities to sell additional services and products to our existing customer base, and to enhance the value we provide to SMB entities. Our marketing activities include:

•	Targeted e-mail and direct response campaigns to prospects and customers;
•	Direct response television advertising;
•	Search engine and other online advertising;
•	Electronic customer newsletters;
•	Websites: Web.com, NetworkSolutions.com, Register.com, Leads.com, 1ShoppingCart.com, RenovationExperts.com, SolidCactus.com, LogoYes.com; Submitawebsite.com and Globenetix.com;
•	Online customer tutorials; and
•	Affiliate programs.

Customers

As of December 31, 2011, we had nearly 3 million customers. We generally target SMBs that are primarily focused on their regional or local markets. We also target SMBs with significant monthly spending on local print yellow pages advertising. We seek to create long-term relationships with these businesses by helping them locate new customers at a significantly lower cost per lead compared to traditional print yellow pages marketing campaigns.

Operations

We have invested significant time and capital resources in a set of internal processes and proprietary technologies designed to enable high-scale, high-quality mass customization of our web services.

eWorks! XL and SmartClicks

The workflow of our sales and fulfillment process for eWorks! XL and SmartClicks is illustrated below.

Using our proprietary workflow process and customer relationship management software, the interview notes and content gathered by our web services consultants are transmitted to our national design center. At this point, our design specialists use the notes and content collected from the customer, our proprietary design tool and one of hundreds of design templates that can be modified using a wide variety of color themes and graphics to design a semi-custom website for the customer. After completion of the website, a separate quality assurance process is automatically triggered by our proprietary workflow process and customer relationship management software. This quality assurance process includes testing of the website, reviewing notes and customer-supplied content, confirming appropriateness of styles used, and generally ensuring that the quality of the resulting online presence is consistent with our high standards. Following quality assurance, the website is published and hosted, and the customer is notified that the website is complete. Our goal is to complete this process, from customer call to initial website deployment, within 72 hours. After the website is available on the internet, we help our customers maintain, modify, and upgrade their online presence.

Other Operations

Customers who purchase our online marketing packages are interviewed and information is entered into our proprietary publishing system. Local ads are then customized for several distribution platforms, such as Bing and Google search, and then published to these platforms. Customers receive a monthly tracking report that show the traffic generated by the ads.

eCommerce customers are able to test our services through an online trial prior to purchasing. Once a customer downloads the trail of our software, we contact them through a series of outbound calls, email communications and auto-responders to encourage conversion to a paid subscription.

Facilities and Data

We maintain major operational facilities located in Jacksonville, Florida; Atlanta, Georgia; Spokane, Washington; and Barrie, Ontario and Yarmouth, Nova Scotia, Canada for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC) staffed 24 hours a day, seven days a week from our Nova Scotia, Canada and Atlanta, Georgia facilities. The servers that provide our customers’ website data to the internet are located within third-party co-location facilities located in Jacksonville, Florida; Atlanta, Georgia, Sterling, Virginia and Ontario, Canada. These co-location facilities have a secured network infrastructure including intrusion detection at the router level. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities’ staff provides 24-hour security through camera-controlled views of our equipment. The co-location facilities provide multiple internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facilities are provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities.

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

We continue to work on plans to provide active load balancing and built in disaster-recovery operations between our Atlanta and Jacksonville co-location sites. Under this scenario, a full copy of data would be backed up at each site. Each co-location site would provide fail-over capability for the other to prevent a disruption of our customers’ websites should either co-location site become unavailable.

Technology

Our hardware and software infrastructure provides an advanced set of integrated tools for design, service, modifications and billing. MatrixBuilder enables website design, end user modification and administration, and includes a variety of other tools accessible by our customers. Our Oracle-based proprietary workflow processes and customer relationship management software, which we developed internally, help ensure that our production staff provides timely and efficient design services and helps us to efficiently and cost-effectively manage our customer base.

Our proprietary workflow processes and customer relationship management software enable us to build, maintain, and track large numbers of customer websites. The configuration of software and hardware includes six key modules:

•	Account Management. The account management module facilitates the creation and maintenance of a customer account and the consolidation, either manually or electronically through external submission, of pertinent customer demographics, product specifics, and billing information. We track critical aspects of customer activity, which allows customer service representatives to have immediate access to a customer’s complete account history.
•	Design Tool. Our design tool, MatrixBuilder, is browser-based, supports major web services standards, and can be easily co-branded or private labeled for an organization with which we have a strategic relationship. MatrixBuilder is template-based, yet can provide thousands of different website styles by using hundreds of design templates that can be modified using a wide variety of color themes and graphics. The design tool generates the HTML code, so that manual coding is not required, and facilitates the generation of domain name registration, an eCommerce storefront, and a number of other extended and value added services that our customers can access from any web browser.
•	Workflow Module. The workflow module expedites service and product delivery by automatically determining the required production path, such as design, quality control, or submission to search engines, based on the specific attributes of the customer or service. The workflow module also controls production flow through our organization, enabling our design and customer support staff to individually service our website customers either by routing their work automatically to the correct department or handling the request themselves.

•	Billing Module. The billing module enables us to bill our subscription and custom design customers directly or to bill a third-party in the aggregate for its end users. The billing module is integrated with a number of transaction processing tools enabling support for many different payment types.
•	Search Engine Marketing and Tracking System. We operate a proprietary publishing and tracking system that allows the automated building, publishing, and tracking of advertisement campaigns. These campaigns currently are published on Yahoo!, GoogleTM, SuperMedia.com (formerly Idearc and Verizon Superpages), Switchboard, Looksmart and other sites affiliated with these providers.
•	Lead Generation. Our proprietary software application enables us to systematically manage the relationships and interactions with homeowners and contractors in our database, enhancing the efficiency and productivity of our sales and account management teams.

The Web.com proprietary technology includes technologies that enable the company to automate a number of back-end functions and technologies that allow customers to order, change and manage their web hosting accounts easily online without technical expertise.

Third-Party Providers

We offer some of our services to our customers through third-party technology vendors, which enable us to expand our services and create additional revenue opportunities.

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

We believe the principal competitive factors in the SMB segment of the Web services and online marketing and lead generation industry include:

•	Value, breadth and flexibility of the service offerings;
•	Ability to reference strategic partners;
•	Brand name and reputation;
•	Price;
•	Quality of customer support;
•	Speed of customer service;
•	Ease of implementation, use, and maintenance; and
•	Industry expertise and focus.

Intellectual Property

Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2011, we owned 22 issued U.S. patents. We also have several additional patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third-party contractors to help develop our software and to design websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third-party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

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

Employees

As of December 31, 2011, we had approximately 1,800 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

The failure to integrate successfully the businesses of Web.com and Network Solutions in the expected timeframe would adversely affect the Combined Company’s future results.

The success of the acquisition will depend, in large part, on the ability of the Combined Company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and Network Solutions. To realize these anticipated benefits, the Combined Company must successfully integrate the businesses of Web.com and Network Solutions. This integration will be complex and time consuming.

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

In October 2011, we entered into debt financing arrangements totaling $800 million, of which, $771.0 million of proceeds were used to pay off existing debt and to complete the acquisition of Network Solutions. As of December 31, 2011, $753.0 million of the debt is currently outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in our industry occur very rapidly, including changes in the way the internet operates or is used by SMBs and their customers. As a result, our Web services and products could become obsolete quickly. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our Web services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new Web services or products, or enhancements to our Web services or products, on a timely and cost-effective basis, or if new Web services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

Providing Web services and products to SMBs designed to allow them to internet-enable their businesses is a new and emerging market; if this market fails to develop, we will not be able to grow our business.

Our success depends on a significant number of SMB outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our Web services and products is relatively new and untested. Custom website development has been the predominant method of internet enablement, and SMBs may be slow to adopt our template-based Web services and products. Further, if SMBs determine that having an online presence is not giving their businesses an advantage; they would be less likely to purchase our Web services and products. If the market for our Web services and products fails to grow or grows more slowly than we currently anticipate, or if our Web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

Integrating Web.com and Network Solutions may divert management’s attention away from the Combined Company’s operations.

Successful integration of Web.com’s and Network Solutions’ operations, products and personnel may place a significant burden on the Combined Company’s management and internal resources. Challenges of integration include the combined company’s ability to incorporate acquired products and business technology into its existing product offerings, and its ability to sell the acquired products through Web.com’s existing or acquired sales channels. Web.com may also experience difficulty in effectively integrating the different cultures and practices of Network Solutions, as well as in assimilating Network Solutions’ broad and geographically dispersed personnel. Further, the difficulties of integrating Network Solutions could disrupt the Combined Company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the Combined Company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the Combined Company’s business, financial condition and operating results.

Depressed general economic conditions or adverse changes in general economic conditions could adversely affect our operating results. If economic or other factors negatively affect the SMB sector, our customers may become unwilling or unable to purchase our Web services and products, which could cause our revenue to decline and impair our ability to operate profitably.

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

Our existing and target customers are SMBs. We believe these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, the current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, which could limit our customers’ access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If SMBs experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

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

A portion of our Web services are sold on a month-to-month basis, and if our customers are unable or choose not to subscribe to our Web services, our revenue may decrease.

A portion of our Web service offerings are sold pursuant to month-to-month subscription agreements and our customers generally can cancel their subscriptions to our Web services at any time with little or no penalty.

While we cannot determine with certainty why our subscription renewal rates are not higher, we believe there are a variety of factors, which have in the past led, and may in the future lead, to a decline in our subscription renewal rates. These factors include the cessation of our customers’ businesses, the overall economic environment in the United States and its impact on SMBs, the services and prices offered by us and our competitors, and the evolving use of the internet by SMBs. If our renewal rates are low or decline for any reason, or if customers demand renewal terms less favorable to us, our revenue may decrease, which could adversely affect our financial performance.

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

Though we were profitable for the years ended December 31, 2009 and 2007, we were not profitable for the years ended December 31, 2011, 2010 and 2008 and we may not become or stay profitable in the future.

Although we generated net income for the years ended December 31, 2009 and 2007, we have not historically been profitable, were not profitable for the years ended December 31, 2011, 2010 and 2008, and may not be profitable in future periods. As of December 31, 2011, we had an accumulated deficit of approximately $170.2 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia; Jacksonville, Florida; Sterling, Virginia; and Ontario, Canada. We obtain internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2012 will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Select Market, either of which would harm our stock price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns a 32,780 square foot building in Spokane, Washington, in which a Web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	96,304	December 2020
Technology administrative center	Buenos Aires, Argentina	10,000	December 2014
eCommerce operations center	Barrie, Ontario, Canada	8,301	May 2012
Sales and customer support operations center	Hazelton, PA	39,429	January 2013
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Belleville, IL	19,428	May 2013
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	August 2014
Search Engine Optimization operations center	Scottsdale, AZ	8,280	June 2012
Technology administrative center	Atlanta, GA	10,235	December 2015
eCommerce operations center	Shavertown, PA	15,641	March 2013

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

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against Register.com and Individual Defendants. The essence of the complaint is that defendants issued and sold Register.com’s common stock pursuant to the Registration Statement for the March 3, 2000 Initial Public Offering (“IPO”) without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Register.com shares in the IPO to customers in exchange for the customers’ promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

The parties in the approximately 300 coordinated cases, including the parties in Register.com’s case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Register.com. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit. Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case against Register.com and the Individual Defendants is concluded. The ultimate outcome of this matter did not have any effect on our results of operations, liquidity or financial position.

In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at December 31, 2011. In addition, there were no material legal matters for which an estimate could not be made.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since October 27, 2008, our common stock has been listed on the NASDAQ Global Market under the symbol “WWWW”. Prior to such time, since November 1, 2005, our common stock has been listed on the NASDAQ Global Market under the symbol “WSPI”. Prior to November 1, 2005, there was no public market for our common stock. On January 3, 2011, our common stock began trading on the NASDAQ Global Select Market under our “WWWW” symbol. The following table sets forth the high and low stock prices of our common stock for the last two fiscal years as reported on the NASDAQ Global Market and NASDAQ Global Select Market, as appropriate.

	2011		2010
	High	Low	High	Low
First Quarter	$14.64	$8.12	$6.87	$4.46
Second Quarter	$16.01	$9.91	$5.52	$3.47
Third Quarter	$12.85	$6.94	$5.81	$3.25
Fourth Quarter	$12.25	$6.47	$8.97	$5.41

The closing price for our common stock as reported by the NASDAQ Global Select Market on March 5, 2012 was $13.36 per common share. As of March 5, 2012, there were 648 stockholders of record of our common stock, not including those shares held in street or nominee name.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be within the limitations stated in our existing credit agreements and at the discretion of our board of directors. None of our outstanding capital stock is entitled to any dividends.

Issuer Purchases of Equity Securities

The Company did not repurchase any outstanding common shares during the year ended December 31, 2011.

Stock Performance Graph.

The following graph shows the total stockholder return as of the dates indicated of an investment of $100 in cash on December 31, 2006 (the date the Company’s common stock was first publicly traded) for (i) the Company’s common stock, (ii) the Nasdaq Composite Index (iii) the RDG Internet Composite Index and (iv) the Company’s Peer Group. All values assume reinvestment of the full amount of any dividends, however, no dividends have been declared on our common stock to date. The stock price performance on the graph below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Web.com Group, Inc., the NASDAQ Composite Index,
the RDG Internet Composite Index, and Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2011(1) – (2)	2010(1) – (2)	2009(2)	2008(3)	2007(5)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$199,205	$120,289	$106,489	$120,114	$80,084
(Loss) income from operations	(40,767)	(14,536)	(93)	(97,077)	1,618
Net (loss) income from continuing operations	(12,509)	(6,648)	1,569	(96,380)	1,479
Income (loss) from discontinued operations	200	116	1,040	170	(121)
Net (loss) income attributable to common stockholders	(12,309)	(6,532)	2,609	(96,210)	1,358
Basic net (loss) income from continuing operations attributable per common share	$(0.41)	$(0.26)	$0.06	$(3.52)	$0.08
Basic net income (loss) from discontinued operations attributable per common share	$0.01	$—	$0.04	$0.01	$(0.01)
Basic net (loss) income attributable per common share	$(0.40)	$(0.26)	$0.10	$(3.51)	$0.07
Diluted net (loss) income from continuing operations attributable per common share	$(0.41)	$(0.26)	$0.06	$(3.52)	$0.07
Diluted net income (loss) from discontinued operations attributable per common share	$0.01	$—	$0.04	$0.01	$(0.01)
Diluted net (loss) income attributable per common share	$(0.40)	$(0.26)	$0.10	$(3.51)	$0.06
Basic weighted average common shares outstanding	30,675	25,515	25,312	27,398	19,802
Diluted weighted average common shares outstanding	30,675	25,515	26,985	27,398	22,224

	As of December 31,
	2011(1)(2)	2010(1)(2)	2009(2)	2008(3)	2007(5)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,364	$16,307	$39,427	$34,127	$29,746
Working capital (deficiency)(4)	$(78,843)	$(22,133)	$32,171	$23,971	$16,525
Total assets	$1,399,480	$299,489	$122,885	$122,495	$235,013
Long-term note payable and obligations under capital leases	$714,703	$93,623	$198	$—	$59
Accumulated deficit	$(170,246)	$(157,937)	$(151,405)	$(154,014)	$(57,804)
Total stockholders’ equity	$271,756	$103,607	$103,696	$99,293	$196,431

(1)	The 2011 Consolidated Statement of Operations and Consolidated Balance Sheet data above includes the acquisition of Network Solutions from October 27, 2011 through December 31, 2011 and as of December 31, 2011, respectively. In addition, the 2010 Consolidated Statement of Operations and Consolidated Balance Sheet data above includes the acquisition of Register.com LP from July 30, 2010 through December 31, 2010 and as of December 31, 2010, respectively. For information on the unaudited pro forma combined condensed statement of operations for the two years ended December 31, 2011 and 2010, see Note 7, Business Combinations.
(2)	Included in the net income for the year ended December 31, 2009, 2010 and 2011, respectively, is a tax benefit of $1.4 million, $16.6 million, and $28.4 million, respectively, which was the result of a reduction in the deferred tax asset valuation allowance.
(3)	Included in the net loss for the year ended December 31, 2008 is a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of the Company’s stock price during the fourth quarter of 2008.
(4)	The working capital deficiency at December 31, 2011 and 2010 is due to the current portion of deferred revenue increase of $105.5 million and $30.5 million, respectively, primarily arising from the October 27, 2011 acquisition of Network Solutions and the July, 30, 2010 acquisition of Register.com LP. In addition, accrued expenses were up $19.8 million due to the Networks Solutions acquisition in 2011. The unfavorable working capital increase was partially offset by a $43.1 million increase in deferred expenses. Cash and cash equivalents has decreased during the year ended December 31, 2010 due to $20 million of cash that was used to partially fund the Register.com LP acquisition, partly offset by the acquired deferred expenses, as a result of the Register.com LP acquisition.
(5)	The Consolidated Statement of Operations and Consolidated Balance Sheet data above includes the acquisition of Web.com from October 1, 2007 through December 31, 2007 and as of December 31, 2007, respectively.

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

Overview

We are a leading provider of a full line of internet services for SMBs. Web.com is a global domain name registrar which seeks to further meet the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including domain name registration, website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. We offer SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their business. The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With nearly 3 million subscribers as of December 31, 2011, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

We have positioned ourselves as a partner to SMBs across all phases of their business’s adaptation to internet technology, from their initial entry onto the web to their use of cutting-edge innovations as they mature. As a domain registrar, we allow the business to establish an online presence by buying a domain name. This basic service is the entry point to higher priced offerings. Having secured a domain, a business next needs a website and email service. Our offerings for these fundamental services span the range of customer budgets and expertise, from inexpensive Do It Yourself website and email hosting for the technically-savvy, to Do It For Me custom website design services, online marketing and eCommerce solutions. Customers can engage our experienced consultants for services that range from web design to online advertising campaign management. When online innovations emerge, we can help SMBs leverage the new capabilities.

On October 27, 2011, we completed the acquisition of Network Solutions, a provider of domain names, web hosting and online marketing services. Consideration for the acquisition was $405.1 million in cash and the issuance of 18 million shares of Web.com common stock at $9.16 per common share for total consideration of $570 million. With approximately 2 million subscribers acquired, Network Solutions represents a substantial cross- and up-sell opportunity for us. We determined that the operations of Network Solutions are considered Web products and services and therefore, no change to our operating segment resulted. See Note 7, Business Combinations, for additional information on the acquisition.

In addition, on July 30, 2010, we completed the acquisition of Register.com LP for total consideration of $135.1 million. Register.com LP offers domain registration and a wide array of website design and web hosting services from Do It Yourself tools to fully customized offerings, targeted primarily to SMBs. We believe that this acquisition provides highly complementary products, sales channels and operating capabilities and with approximately 787,000 subscribers acquired, Register.com LP represents a substantial cross- and up-sell opportunity for us. We determined that the operations of Register.com LP are considered Web products and services and therefore, no change to our operating segment resulted. See Note 7, Business Combinations, for additional information on the acquisition.

Through the combination of proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, we achieve production efficiencies that enable it to offer sophisticated web services at affordable rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of its customers. The Network Solutions acquisition increased our total subscribers to nearly 3 million at December 31, 2011, compared to total subscribers of 954,000 as of December 31, 2010. We believe we are one of the industry’s largest providers of affordable Web services and products enabling SMBs to have an effective online presence.

We sell our products and services via our direct sales force, which operate in the U.S. and Canada. In addition to these sales centers, we acquire many customers through online and affiliate marketing activities. Recently, we rolled out a “Feet on the Street” direct sales initiative, as well as a Direct Response Television (“DRTV”) campaign. We also sell web services and products to customers identified by companies with which it has strategic marketing relationships. Typically, our strategic marketing partners have established brand names and attract a large number of SMB customers. We also acquire a large number of customers directly through online and affiliate marketing activities that target SMBs that want to establish or enhance their online presence.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as furthering our cross-sell/up-sell strategy with our domain name customers from Network Solutions and Register.com LP. We intend to continue to hire additional personnel, particularly in outbound and inbound sales and marketing; develop additional services and products; add to our infrastructure to support our growth; and expand our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offerings and expand our subscriber base.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Net Subscriber Additions

We maintain and grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers. We define net subscriber additions in a particular period as the gross number of new subscribers added during the period, less subscriber cancellations during the period. For this purpose, we only count as new subscribers those customers whose subscriptions have extended beyond the free trial period. Additionally, we do not treat a subscription as cancelled, even if the customer is not current in their payments, until either we have made numerous attempts to contact the subscriber or 60 days have passed since the most recent failed billing attempt, whichever is sooner. In any event, a subscriber’s account is cancelled if payment is not received within approximately 80 days.

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

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition related write downs. The fair market value adjustment was $35.2 million and $13.1 million for the year ended December 31, 2011 and 2010, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

Sources of Revenue

We derive our revenue from a variety of services to SMBs, including web design and services, domain name registration and services, online marketing, search engine optimization, eCommerce solutions, logo design and home contractor lead services. Leads are generated through online advertising campaigns targeting customers in need of web design, hosting or online marketing solutions, through strategic partnerships with enterprise partners, or through our corporate websites. In addition, we up-sell to the acquired customer bases of Register.com and Network Solutions.

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our web services, online marketing, eCommerce, and domain name registration offerings. A portion of our services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. We bill a majority of our customers in advance through their credit cards, bank accounts, or business merchant accounts, and revenue is recognized on a daily basis over the life of the contract which can range from monthly up to 100 years.

For the year ended December 31, 2011, subscription revenue accounted for approximately 98% of our total revenue as compared to 98% and 96% for the years ended December 31, 2010 and 2009, respectively. The number of paying subscribers of our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

Professional Services Revenue

We generate professional services revenue from custom website design, eCommerce store design and support services, and Do It Yourself logo design. Our custom website design and eCommerce store design work is typically billed on a fixed price basis and over very short periods. Our Do It Yourself logo design is typically billed upon the point-of-sale of the final product, which is created by the customer.

Other Revenue

We occasionally generate revenue from the sale of perpetual licenses for use of our patents. Other revenue consists of all fees earned from granting customers licenses to use our patents.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue consists of expenses related to compensation expenses related to our Web page development staff, domain name registration fees, directory listing fees, customer support costs, search engine registration fees, billing costs, hosting expenses, marketing fees, and allocated overhead costs. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and Web services usage grows, we intend to continue to invest additional resources in our website development and support staff.

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

Operating Expenses

Sales and Marketing Expense

Our largest direct marketing expenses are the costs associated with the online marketing channels we use to acquire and promote our services. These channels include search marketing, affiliate marketing, direct television advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff. Sales and marketing expenses also include marketing programs, including advertising, events, corporate communications, other brand building and product marketing expenses and allocated overhead costs.

We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new subscription customers as well as increase sales of additional and new services and products to our existing customer base. In addition, we plan to expand our resources to direct response television advertising to further increase revenue growth. Our investments in this area will also help us to expand our strategic marketing relationships, to build brand awareness, and to sponsor additional marketing events. Accordingly, we expect that, in the future, sales and marketing expenses will increase in absolute dollars.

Research and Development Expense

Research and development expenses consist primarily of compensation and related expenses for our research and development staff and allocated overhead costs. We have historically focused our research and development efforts on increasing the functionality of the technologies that enable our Web services and lead generation products. Our technology architecture enables us to provide all of our customers with a service based on a single version of the applications that serve each of our product offerings. As a result, we do not have to maintain multiple versions of our software, which enables us to have lower research and development expenses as a percentage of total revenue. We expect that, in the future, research and development expenses will increase as we continue to upgrade and extend our service offerings and develop new technologies.

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. We expect that general and administrative expenses will increase in absolute dollars as we continue to add personnel to support the growth of our business.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as, computer equipment, furniture and fixtures, and building and improvement expenditures.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or (“ASC”), 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured.

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

Accounting for Stock-Based Compensation

We grant to our employees and directors options to purchase common stock at exercise prices equal to the quoted market values of the underlying stock at the time of each grant. We determine the fair value of each option award as of the grant date using the Black Scholes option pricing valuation model in accordance with ASC 718, Compensation — Stock Compensation.

The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles — Goodwill and Other, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to twelve years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2011, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. The results of this test determined that goodwill and other indefinite lived intangible assets were not impaired at December 31, 2011. See Note 9, Goodwill and Intangible Assets in the consolidated financial statements for additional information on goodwill and intangible assets.

Accounting for Purchase Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price is allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed is allocated to goodwill. Management weighs several factors in determining the fair value of amortizable intangibles, which primarily consists of developed technology, customer relationships, non-compete agreements and trade names, including using third-party valuation experts, valuation studies and other tools in determining the fair value of amortizable intangibles. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Provision for Income Taxes

We account for income taxes under the provisions of ASC 740, Income Taxes, using the liability method. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carry forwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We review the adequacy of the valuation allowance on an ongoing basis and recognize these benefits if a reassessment indicates that it is more likely than not that these benefits will be realized.

In addition, we believe that we have fully reserved for any tax uncertainties in accordance with ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. However, if actual results differ from our estimates, we will adjust the tax provision in the period the tax uncertainty is realized.

New Accounting Pronouncements

See Note 2, New Accounting Standards, for information on recently issued accounting guidance.

Results of Operations

The following table presents our selected consolidated statement of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
Subscription	$195,645	$117,691	$102,166
Professional services	3,560	2,598	3,323
Other	—	—	1,000
Total revenue	199,205	120,289	106,489
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	83,406	51,371	38,311
Professional services	1,415	1,861	2,081
Total cost of revenue	84,821	53,232	40,392
Gross profit	114,384	67,057	66,097
Operating expenses:
Sales and marketing	51,743	28,678	23,338
Research and development	19,252	10,910	8,477
General and administrative	45,164	24,110	19,140
Restructuring charges	9,536	2,171	1,940
Depreciation and amortization	29,456	15,724	13,295
Total operating expenses	155,151	81,593	66,190
Net loss from operations	(40,767)	(14,536)	(93)
Interest (expense) income, net	(21,826)	(2,832)	233
(Loss) income before income taxes from continuing operations	(62,593)	(17,368)	140
Income tax benefit	50,084	10,720	1,429
Net (loss) income from continuing operations	(12,509)	(6,648)	1,569
Discontinued operations, net of tax
Income from discontinued operations, net of tax	—	—	232
Gain on sale of discontinued operations, net of tax	200	116	808
Income from discontinued operations, net of tax	200	116	1,040
Net (loss) income	$(12,309)	$(6,532)	$2,609

Comparison of Years Ended December 31, 2011 and 2010

The year ended December 31, 2010 included approximately five months of activity from the Register.com LP acquisition as compared to full year activity during the year ended December 31, 2011. In addition, there are approximately two months of the Network Solutions’ operations that were included in the results for the year ended December 31, 2011. The operations of Register.com LP and Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisitions on July 29, 2010 and October 27, 2011, respectively. As such, revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisitions, nor would it be indicative of each of the standalone entities.

The following table sets forth our key business metrics for the year ended December 31, 2011 and 2010:

	2011(1)	2010(2)
Net subscriber reductions	(51,097)	(21,067)
Churn	1.5%	2.2%
Average revenue per subscriber	$13.36	$20.30

(1)	— The metrics for the year ended December 31, 2011 include the operating results of Network Solutions from October 28, 2011 through December 31, 2011.
(2)	— The metrics for the year ended December 31, 2010 include the operating results of Register.com LP from July 30, 2010 through December 31, 2010.

Net subscriber reductions increased by 30,030 customers during the year ended December 31, 2011 when compared to same prior year period, however, due to Register.com LP’s and Network Solutions’ lower churning and substantially larger customer base, churn actually decreased to 1.5%.

The average revenue per subscriber was $13.36 during the year ended December 31, 2011 as compared to $20.30 during the same prior year period. The decrease is primarily due to the addition of approximately two million customers from Network Solutions with a lower monthly ARPU. Excluding the impact from the Network Solutions acquisition, ARPU decreased to $16.48 for the year ended December 31, 2011 from $20.20 for the year ended December 31, 2010. This decrease is due to the full year impact of the lower ARPU subscribers acquired from Register.com LP in July 2010, offset slightly from the increase in ARPU from legacy products.

The average revenue per subscriber and pro forma average revenue per subscriber during the year ended December 31, 2011 and 2010 is adjusted to exclude the unfavorable impact of $35.2 million and $13.1 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Network Solutions and Register.com LP. The unfavorable impact to our revenue declines on a monthly basis as the acquired deferred revenue becomes fully recognized.

Revenue

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Revenue:
Subscription	$195,645	$117,691
Professional services	3,560	2,598
Total revenue	$199,205	$120,289

Total revenue increased 66% to $199.2 million in the year ended December 31, 2011 from $120.3 million in the year ended December 31, 2010. We acquired Network Solutions on October 27, 2011 which increased revenue by approximately $28.0 million during the period October 28, 2011 to December 31, 2011. There was also approximately an increase of $48.4 million in revenue over prior year resulting from the full year impact of the Register.com LP acquisition. Furthermore, we increased revenue by up-selling our Do It For Me products to the acquired Register.com LP and Network Solutions customer base, direct advertising television campaigns, and increased marketing efforts focused on our online marketing products.

Subscription Revenue.  Subscription revenue increased 66% during the year ended December 31, 2011 to $195.6 million from $117.7 million during the year ended December 31, 2010. The increase is due to the overall revenue drivers discussed above.

Professional Services Revenue.  Professional services revenue increased 37% to $3.6 million in the year ended December 31, 2011 from $2.6 million in the year ended December 31, 2010. We acquired Network Solutions on October 27, 2011 which increased professional services revenue by approximately $0.6 million during the period October 28, 2011 to December 31, 2011. In addition, we had an increase in web support services of approximately $0.9 million, offset by a reduction of logo sales of $0.3 million.

Cost of Revenue

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Cost of revenue:
Subscription	$83,406	$51,371
Professional services	1,415	1,861
Total cost of revenue	$84,821	$53,232

Cost of Subscription Revenue.  Cost of subscription revenue increased 62% during the year ended December 31, 2011 compared to the same prior year period. A majority of the increase was due to the costs associated with the additional revenue due to the Network Solutions’ acquisition in 2011 and a full year of the costs associated with the additional revenue due to the Register.com LP acquisition in 2010 of approximately $29.3 million. There were additional online marketing costs related to the increase in revenue of online marketing services, such as Pay-Per-Click and Comparison Shopping products.

Our gross margin on subscription revenue increased to 57% during the year ended December 31, 2011 from 56% during the year ended December 31, 2010. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 50% lower than the historical basis of Register.com LP and Network Solutions. Excluding the $35.2 million and $13.1 million effect of the adjustment related to the fair value of acquired deferred revenue for the year ended December 31, 2011 and 2010, respectively, the gross margin was 64% and 61%, respectively. The increase in this gross margin is related to the higher gross margin products, such as domain name registration and related services.

Cost of Professional Services Revenue.  Cost of professional services revenue decreased 24% to $1.4 million in the year ended December 31, 2011 from $1.9 million in the year ended December 31, 2010.

Operating Expenses

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Operating expenses:
Sales and marketing	$51,743	$28,678
Research and development	19,252	10,910
General and administrative	45,164	24,110
Restructuring charges	9,536	2,171
Depreciation and amortization	29,456	15,724
Total operating expenses	$155,151	$81,593

Sales and Marketing Expenses.  Sales and marketing expenses increased 80% to $51.7 million and were 26% of total revenue during the year ended December 31, 2011, up from $28.7 million or 24% of revenue during the year ended December 31, 2010. Sales and marketing expense increased approximately $17.9 million primarily due to the acquisition of Network Solutions in October 2011 and full year of sales and marketing expenses of Register.com LP from the acquisition in July 2010. The remaining increase in expense was primarily the result of a direct advertising television campaign that was launched in the first quarter of 2011 and continued throughout the year, as well as an overall increase in marketing related compensation expense and online marketing spending due to increased focus and efforts in this area.

Research and Development Expenses.  Research and development expenses increased 76% to $19.3 million, or 10% of total revenue, during the year ended December 31, 2011 up from $10.9 million or 9% of total revenue during the year ended December 31, 2010. Research and development expense increased approximately $7.8 million due to the acquisition of Network Solutions in October 2011 and recognizing a full year of research and development expenses of Register.com LP from the acquisition in July 2010.

General and Administrative Expenses.  General and administrative expenses increased 87% to $45.2 million, or 23% of total revenue, during the year ended December 31, 2011, up from $24.1 million, or 20% of total revenue during the year ended December 31, 2010. General and administrative expense increased approximately $3.6 million due to the acquisition of Network Solutions in October 2011 and recognizing a full year of general and administrative expenses of Register.com LP from the acquisition in July 2010. Due to the acquisition of Network Solutions, we incurred corporate development expenses including $3.3 million of legal, professional and administrative fees related to the October 2011 acquisition of Network Solutions and $7.6 million for investment banking and due diligence services. In addition, due to the successful integration of Register.com LP, a one-time bonus of $1.5 million was awarded. Furthermore, employee-related compensation and benefits expense increased approximately $5.2 million in the current year when compared to the prior year.

Restructuring Charges.  Restructuring charges increased $7.4 million during the year ended December 31, 2011 to $9.5 million, up from $2.2 million during the year ended December 31, 2010. The 2011 restructuring charges are primarily for employee-related termination costs and relocation expenses, in addition to the lease restructure of the Herndon, Virginia office stemming from the Network Solutions acquisition. See Note 8, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased 87% to $29.5 million during the year ended December 31, 2011 up from $15.7 million during the comparable prior year period. Amortization of intangible assets from the Network Solutions and Register.com LP acquisitions contributed $13.1 million of additional expense in 2011 and depreciation expense related to acquired property and equipment added another $1.5 million.

Net Interest (Expense) Income.  Net interest expense of $21.8 million during the year ended December 31, 2011 is primarily from the term loans and credit facility issued to finance the acquisition of Network Solutions and Register.com LP. In October 2011, we paid off the loans used to finance the acquisition of Register.com LP and immediately recognized the previously recorded deferred financing fees of approximately $3.8 million into interest expense. In addition, amortization of deferred financing fees during the year contributed $2.8 million to interest expense.

Income Tax Benefit (Expense).  We recorded a net tax benefit from continuing operations of $50.1 million during the year ended December 31, 2011, of which $28.4 million was associated with the net change in our valuation allowance during the year. As a result of the Network Solutions acquisition, we determined that a portion of our pre-existing deferred tax assets will more likely than not be realized by the combined entity through the reversal of the deferred tax liabilities acquired from Network Solutions. ASC 805-740 requires that changes in an acquirer’s valuation allowance stemming from a business combination should be recognized as an element of income tax benefit (expense). Other items that benefited our tax rate for the 2011 include a net $4.2 million favorable adjustment associated with certain prior year deferred tax adjustments and a federal and state benefit of approximately $24 million related to our current year loss. Offsetting this benefit was $2.3 million of non-deductible transaction costs associated with the

Network Solutions acquisition, $1.3 million related to a change in our deferred tax rate and $1.3 million related to unremitted foreign earnings associated with Register.com LP that are not considered to be indefinitely reinvested.

Discontinued Operations.  On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the years ended December 31, 2011 and 2010, we recorded a gain of $0.2 million and $0.1 million, respectively, from net proceeds received based on the terms in the NetObjects Fusion sales agreement. Income tax expense allocated to discontinued operations was $0.1 million and $0 for 2011 and 2010, respectively. Income tax expense for 2010 was $0 due to our valuation allowance in this period.

Outlook.

We believe we have the potential to accelerate revenue growth as we increase our investments in sales and marketing and execute our cross-sell/up-sell strategy with our recently acquired domain name customers. As we continue to integrate our operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value. We expect strong operating cash flows that will be used to pay down debt and fund incremental marketing investments. We expect to increase ARPU through our cross-sell/up-sell activities. Further, as we complete various marketing tests and begin to fund marketing investments, we expect to drive sequential net subscriber growth in the first half of 2012. As the impact of the fair market value adjustment to deferred revenue acquired in the Register.com LP and Network Solutions transactions decrease over the course of 2012, we expect gross margins to improve.

Comparison of Years Ended December 31, 2010 and 2009

The following table sets forth our key business metrics for the year ended December 31, 2010 and 2009:

	2010*	2009
Net subscriber (reductions) additions	(21,067)	9,368
Churn	2.2%	3.6%
Average revenue per subscriber	$20.30	$31.67

*	The metrics for the year ended December 31, 2010 include the operating results of Register.com, LP from July 30, 2010 through December 31, 2010.

Revenue

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Revenue:
Subscription	$117,691	$102,166
Professional services	2,598	3,323
Other	—	1,000
Total revenue	$120,289	$106,489

Total revenue increased 13% to $120.3 million in the year ended December 31, 2010 from $106.5 million in the year ended December 31, 2009 primarily due to a $22.3 million increase from the Register.com LP acquisition that was completed in July 2010. Excluding Register.com LP, revenue declined $8.5 million primarily due to lower average revenue per subscriber during the current year ended.

Subscription Revenue.  Subscription revenue increased 15% during the year ended December 31, 2010 to $117.7 million. Excluding the $22.3 million increase to revenue from the Register.com LP acquisition, there was a 7% decline in subscription revenue primarily due to lower average revenue per subscriber. The average revenue per subscriber (excluding Register.com LP) was $28.66 during the year ended December 31, 2010, compared to $31.67 for the year ended December 31, 2009. The decrease in average revenue per subscriber was mainly due to the addition of lower revenue subscribers from our Do It Yourself website building and hosting products. In addition, there was a decline in revenues from our higher revenue customers from the contractor-focused lead generation business due to the difficult economic environment. During the fourth quarter ended December 31, 2010, the Register.com LP pro forma average revenue per subscriber was $9.34. This is adjusted for the unfavorable $7.3 million impact of amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. The unfavorable impact to the Company’s revenue will decline on a monthly basis as the acquired deferred revenue becomes fully recognized.

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
	(in thousands)
Cost of revenue:
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

Sales and Marketing Expenses.  Sales and marketing expenses increased 23% to $28.7 million and were 24% of total revenue during the year ended December 31, 2010, up from $23.3 million or 22% of revenue during the year ended December 31, 2009. The acquisition of Register.com LP contributed $7.4 million of additional sales and marketing expenses during the year ended December 31, 2010. Excluding Register.com LP, sales and marketing expense decreased $2.1 million due to lower compensation and benefits expense of $2.6 million during the year ended December 31, 2010, partly offset by a $0.8 million increase in online advertising to promote our products and services.

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

Restructuring Charges.  Restructuring charges increased 12% during the year ended December 31, 2010 to $2.2 million from $1.9 million during the year ended December 31, 2009. The 2010 restructuring charges are primarily for employee-related termination costs and relocation expenses stemming from the Register.com LP acquisition. During the year ended December 31, 2009, the Company recorded aggregate charges of $1.9 million for restructuring costs in connection with the completion of the integration of the Web.com acquisition in September 2007, of which $1.2 million was stock compensation expense. See Note 8, Restructuring Costs , for additional information surrounding our restructuring charges and reserves.

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

Discontinued Operations.  On May 26, 2009, we sold our NetObjects Fusion software business for approximately $4.0 million. During the year ended December 31, 2010, we recorded a gain of $116 thousand from proceeds received based on the terms in the NetObjects Fusion sales agreement. The same prior year period included a gain of $0.8 million from the sale and $0.2 million of net income from operations.

Liquidity and Capital Resources

The following table summarizes total cash flows for the operating, investing and financing activities for the years ended December 31 (in thousands):

	2011	2010	2009
Net Cash Provided by Operating Activities	$14,924	$15,751	$14,296
Net Cash Used in Investing Activities	(408,982)	(133,069)	(4,068)
Net Cash Provided by (Used in) Financing Activities	391,115	94,198	(4,928)
Change in Cash and Cash Equivalents	$(2,943)	$(23,120)	$5,300

Comparison of Years Ended December 31, 2011 and 2010

Cash Flows

As of December 31, 2011, we had $13.4 million of cash and cash equivalents and negative $78.8 million in working capital, as compared to $16.3 million of cash and cash equivalents and a negative $22.1 million in working capital as of December 31, 2010. The unfavorable change in working capital during the year is primarily due to a $105.5 million increase in current deferred revenue primarily resulting from the October 27, 2011 acquisition of Network Solutions. In addition, accrued expenses, including compensation and benefits related costs, have increased by $19.8 million associated primarily with higher volume resulting from the Network Solutions acquisition. This was partially offset by a $43.1 million and $18.3 million increase in deferred expenses and deferred tax assets, respectively, also resulting from the Network Solutions acquisition. The majority of the negative working capital is due primarily from the non cash balances of deferred revenue, deferred expenses and deferred tax assets, and the Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the year ended December 31, 2011 decreased 5%, or $0.8 million, compared to the year ended December 31, 2010. Acquisition-related transaction costs during the year ended December 31, 2011 increased approximately $8.6 million. In addition, restructuring-related severance payments from both the Register.com LP and Network Solutions acquisitions increased by $0.9 million in 2011. Finally, accrued compensation related payments contributed to the year over year change in cash provided by operating activities. These cash outflow increases were partially offset by a $17.6 million increase in deferred revenue in 2011.

Net cash used in investing activities in the year ended December 31, 2011 was $409.0 million as compared to $133.1 million in 2010. The acquisition of Network Solutions was an investment of

$405.1 million and Register.com LP was $130.1 million in 2011 and 2010, respectively. Property and equipment purchases increased $2.6 million as a result of the data center consolidation following the Register.com LP acquisition, in addition to the initial capital expenditures in connection with the planned Network Solutions integration. In addition, we acquired a customer base at a cost of $1.4 million in 2010.

Net cash provided by financing activities included $733.5 million of proceeds from October 27, 2011 credit agreements discussed below. The proceeds are net of $37.5 million of loan origination discounts and include $21.0 million of borrowings from the $50.0 million revolving credit facility. In addition to the loan origination discount, approximately $21.2 million of other related debt issuance costs were incurred in 2011. The net proceeds were used to fund the acquisition of Network Solutions and to repay the outstanding debt of the Company and the assumed debt of Network Solutions as of October 27, 2011. Subsequent to the acquisition, $30 million of outstanding Second Lien Term Loan (discussed below) debt was repaid using cash generated after the acquisition and an additional $12 million of lower interest bearing revolving credit facility proceeds. Proceeds from the exercise of stock options of $9.1 million were received during the year ended December 31, 2011 compared to $1.8 million in the prior year ended.

Financing the Network Solutions Acquisition

On October 27, 2011, we entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011, by and among the Company, J. P. Morgan Securities LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents; Goldman Sachs Lending Partners LLC and SunTrust Bank, as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent (the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011, (the “Second Lien Credit Agreement”). The First Lien Credit Agreement provides for (i) a six-year $600 million first lien loan facility (the “First Lien Term Loan”) and (ii) a five-year revolving credit facility of $50 million (the “Revolving Credit Facility”). The Second Lien Credit Agreement provides for a seven-year $150 million second lien loan facility (the “Second Lien Term Loan”). On October 27, 2011, a total of $21 million was drawn against the Revolving Credit Facility. The proceeds from all three agreements were used to finance the Acquisition and pay off all of the Company’s outstanding debt as well as Network Solutions outstanding debt, totaling $298.7 million.

Debt Covenants

The credit agreements entered into on October 27, 2011 require that we maintain a First Lien Net Leverage Ratio and a Total Net Leverage Ratio. The First Lien Net Leverage Ratio is defined as the total of the outstanding First Lien Credit Agreement and Revolving Credit Facility less unrestricted cash and cash equivalents, divided by Consolidated EBITDA. Consolidated EBITDA is defined as consolidated net income before interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, acquisition related costs and includes the benefit of annualized synergies due to the Network Solutions integration. Total Net Leverage Ratio is defined as the total debt outstanding on the First and Second Lien Credit Agreements and the Revolving Credit Facility less unrestricted cash and cash equivalents, divided by Consolidated EBITDA (as defined herein).

For purposes of determining the First Lien Net Leverage Ratio and the Total Net Leverage Ratio, the value of Consolidated EBITDA is defined in the credit agreements for the fiscal quarters ended September 30, 2011, June 30, 2011 and March 31, 2011 as $34.6 million, $32.5 million and $36.3 million, respectively. The Consolidated EBITDA for the quarter ended December 31, 2011 of $44.4 million is calculated on a pro forma basis to include the operations of Network Solutions for the full quarter. The outstanding debt for the First Lien Net Leverage Ratio and the Total Net Leverage Ratio as of December 31, 2011 was $620.0 million and $740.0 million, respectively.

The covenant calculations as of December 31, 2011 are calculated on a trailing 12-month basis:

Covenant Description	Covenant Requirement	Ratio at December 31, 2011	Favorable/ (Unfavorable)
Total First Lien Debt to Consolidated EBITDA	Not greater than 5.50	4.20	1.30
Total Net Debt to Consolidated EBITDA	Not greater than 7.25	5.01	2.24

In addition to the financial covenants listed above, the First and Second Lien Agreements include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

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

Net cash provided by financing activities included $110 million of proceeds from the term loan and revolving credit facility issued to finance the purchase of Register.com LP. Financing costs of $5.3 million were incurred in conjunction with the debt issuance. Subsequent to the acquisition, $12 million of principal payments were made during the year ended December 31, 2010, of which, $9.8 million was a prepayment not required under the terms of the debt agreement. Proceeds from the exercise of stock options of $1.8 million were received and payments of capital lease obligations of $0.3 million were made during the year ended December 31, 2010. We purchased 11,134 shares of common stock for $53 thousand for required tax withholding upon the vesting of restricted shares during 2010. These shares were not repurchased under the repurchase plan dated September 4, 2008. During the year ended December 31, 2009, we repurchased approximately 1.5 million shares of our common stock and options to purchase 225,000 shares of our common stock for approximately $5.7 million and paid $641 thousand for debt obligations we assumed as part of the Solid Cactus acquisition. In addition, we received proceeds of $1.4 million from the exercise of stock options in 2009.

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

In conjunction with the credit arrangements entered into on October 27, 2011 discussed above, the $98 million with Royal Bank of Canada and the $5 million payable to the sellers of Register.com LP were paid in full and the related interest rate swap was terminated.

Contractual Obligations and Commitments

Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and capital lease obligations for equipment. The following summarizes our contractual obligations as of December 31, 2011 (in thousands):

		Payment Due by Period
Contractual Obligations (000’s)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt	$742,000	$—	$86,635	$81,316	$97,800	$146,992	$329,257
Current maturities of long-term debt	11,000	11,000	—	—	—	—	—
Interest payments on long-term debt(3)	264,389	56,942	52,657	46,784	40,226	32,198	35,582
Operating lease obligations(1)	43,419	6,087	5,317	5,051	4,874	4,785	17,305
Uncertain tax positions(4)	—	—	—	—	—	—	—
Capital lease obligations(2)	81	57	24	—	—	—	—
Total	$1,060,889	$74,086	$144,633	$133,151	$142,900	$183,975	$382,144

(1)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.
(2)	Includes interest expected to be paid on capital leases.
(3)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2011.
(4)	The settlement date is unknown for approximately $1.7 million of uncertain tax positions and has been excluded from the table above. See Note 16 — Income Taxes for additional information on uncertain tax positions

In February 2012, we completed a Form S-3 registration statement to offer and issue 7,000,000 shares of common shares. The proceeds from these common shares are to be used for the repayment of outstanding debt, general corporate purposes and funding for potential acquisitions. In addition, the registration statement also includes the resale of 16,434,692 common shares that were issued to the sellers of Network Solutions on October 27, 2011. We will not receive any proceeds from the resale of these common shares.

Off-Balance Sheet Obligations

As of December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that our existing cash and cash equivalents at December 31, 2011 in addition to 2012 operating cash flows will be sufficient to meet our projected operating requirements for at least the next 12 months, including our sales and marketing expenses, research and development expenses, capital expenditures, debt service requirements, and any acquisitions or investments in complementary businesses, services, products or technologies.

New Accounting Standards

See Note 1, The Company and Summary of Significant Accounting Policies, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The majority of our subscription agreements and operating expenses are denominated in U.S. dollars. However, we have sales and customer support operations in Canada and a technology administrative center in Argentina and are exposed to fluctuations in the Canadian dollar and Argentina peso. Exchange rate fluctuations have had little impact on our operating results and cash flows but we analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations. At December 31, 2010, we had approximately $0.3 million of Canadian dollar expenses hedged from foreign exchange forward contracts acquired from Register.com LP. These contracts matured in January 2011.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $13.4 million and $16.3 million at December 31, 2011 and 2010, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore; we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As a result of the acquisition of Network Solutions in 2011, we have entered into debt financing arrangements totaling $800 million, of which $753 million was outstanding as of December 31, 2011. We have exposure to market risk for changes in interest rates related to these borrowings. Our variable rate debt is based on 1-month LIBOR plus 5.5 percent on the $600 First lien agreement and 1-month LIBOR plus 9.5 percent on the $150 million Second lien arrangement, both of which are subject to a 1.5 percent LIBOR floor. A hypothetical 10 percent increase in the 1-month LIBOR rate would result in additional interest expense of $1.1 million.

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

Non-GAAP Revenue.  We exclude from non-GAAP revenue the impact of amortized deferred revenue (from acquisitions, primarily Register.com LP and Network Solutions) recorded at fair value at the acquisition date, because we believe that excluding such measures helps management and investors better understand our revenue trends.

Non-GAAP Operating Income and Non-GAAP Operating Margin.  We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, fair value adjustments to deferred revenue and deferred expense, restructuring charges, corporate development expenses, and stock-based compensation charges. We believe that excluding these items assist investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share.  We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, income tax expense, fair value adjustments to deferred revenue and deferred expense, restructuring charges, corporate development expenses and stock-based compensation, amortization of deferred financing fees, gains/losses on operating assets and liabilities and include cash income tax expense, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA.  We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, income tax, interest expense, interest income, stock-based compensation, corporate development expenses, and restructuring charges, because we believe that excluding such items helps management and investors better understand operating activities.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2011	2010	2009
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$199,205	$120,289	$106,489
Fair value adjustment to deferred revenue	35,238	13,080	59
Non-GAAP revenue	$234,443	$133,369	$106,548
Reconciliation of GAAP net (loss) income to non-GAAP net income
GAAP net (loss) income	$(12,309)	$(6,532)	$2,609
Amortization of intangibles	25,389	12,879	10,453
Loss on sale of assets	10	6	2
Stock based compensation	6,933	4,711	4,898
Income tax benefit	(49,958)	(10,720)	(1,429)
Restructuring charges	9,536	2,171	1,940
Corporate development	13,083	2,892	—
Amortization of deferred financing fees	6,856	573	—
Cash income tax expense	(214)	(845)	(269)
Fair value adjustment to deferred revenue	35,238	13,080	59
Fair value adjustment to deferred expense	739	214	—
Non-GAAP net income	$35,303	$18,429	$18,263
Reconciliation of GAAP diluted net (loss) income per share to non-GAAP net income per share
Diluted GAAP net (loss) income per share	$(0.40)	$(0.26)	$0.10
Diluted equity per share	0.04	0.02	—
Amortization of intangibles per share	0.76	0.47	0.39
Stock based compensation per share	0.21	0.17	0.18
Income tax benefit per share	(1.48)	(0.39)	(0.05)
Restructuring charges per share	0.28	0.08	0.07
Corporate development	0.39	0.11	—
Amortization of deferred financing fees per share	0.20	0.02	—
Cash income tax expense per share	(0.01)	(0.03)	(0.01)
Fair value adjustment to deferred revenue per share	1.04	0.48	—
Fair value adjustment to deferred expense per share	0.02	0.01	—
Diluted Non-GAAP net income per share	$1.05	$0.68	$0.68
Reconciliation of GAAP operating loss to non-GAAP operating income
GAAP operating loss	$(40,767)	$(14,536)	$(93)
Amortization of intangibles	25,389	12,879	10,453
Stock based compensation	6,933	4,711	4,898
Restructuring charges	9,536	2,171	1,940
Corporate development	13,083	2,892	—
Fair value adjustment to deferred revenue	35,238	13,080	59
Fair value adjustment to deferred expense	739	214	—
Non-GAAP operating income	$50,151	$21,411	$17,257
Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-20%	-12%	0%
Amortization of intangibles	11%	10%	9%
Restructuring charges	4%	2%	2%
Corporate development	6%	2%	0%
Fair value adjustment to deferred revenue	17%	10%	0%
Fair value adjustment to deferred expense	0%	0%	0%
Stock based compensation	3%	4%	5%
Non-GAAP operating margin	21%	16%	16%
Reconciliation of GAAP operating loss to adjusted EBITDA
GAAP operating loss	$(40,767)	$(14,536)	$(93)
Depreciation and amortization	29,456	15,724	13,295
Stock based compensation	6,933	4,711	4,898
Restructuring charges	9,536	2,171	1,940
Corporate development	13,083	2,892	—
Fair value adjustment to deferred revenue	35,238	13,080	59
Fair value adjustment to deferred expense	739	214	—
Adjusted EBITDA	$54,218	$24,256	$20,099

Item 8. Financial Statements and Supplementary Data.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statement of operations data for the eight most recent quarters. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements, and in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011(3) – (4)	Mar 31, 2010	Jun 30, 2010	Sept 30, 2010(1) – (2)	Dec 31, 2010(1) – (2)
	(in thousands)
Total revenue	$39,481	$42,241	$43,903	$73,580	$25,128	$24,777	$32,734	$37,650
Total cost of revenue	17,707	17,636	17,361	32,117	10,512	10,137	14,955	17,628
Gross profit	21,774	24,605	26,542	41,463	14,616	14,640	17,779	20,022
Total operating expenses	25,352	25,159	30,332	74,308	14,931	16,289	25,929	24,444
Loss from operations	(3,578)	(554)	(3,790)	(32,845)	(315)	(1,649)	(8,150)	(4,422)
Net (loss) income from continuing operations	(5,735)	(1,972)	(5,471)	669	(745)	(1,808)	12,016	(16,111)
Income (loss) income from discontinued operations	125	125	75	(125)	(9)	125	—	—
Net (loss) income	$(5,610)	$(1,847)	$(5,396)	$544	$(754)	$(1,683)	$12,016	$(16,111)
Net (loss) income per common share:
Basic continuing operations	$(0.21)	$(0.07)	$(0.19)	$0.02	$(0.03)	$(0.07)	$0.47	$(0.63)
Basic discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Diluted continuing operations	$(0.21)	$(0.07)	$(0.19)	$0.02	$(0.03)	$(0.07)	$0.45	$(0.63)
Diluted discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

(1)	Included in net (loss) income for the third quarter ended September 30, 2010 is a $22.7 million reduction in the deferred tax asset valuation allowance resulting from the acquisition of Register.com LP that occurred in July 2010. Approximately $6.1 million of the allowance was re-established as a result of subsequent purchase price allocation adjustments during the fourth quarter of 2010.
(2)	The Company completed its acquisition of Register.com LP in July 2010. The quarterly results of operations include the results of Register.com LP from July 30, 2010 through December 31, 2010.
(3)	The Company completed its acquisition of Network Solutions on October 27, 2011. The earnings per share amounts shown for the fourth quarter ended December 31, 2011 reflect the impact of issuing 18 million common shares to the sellers on October 27, 2011. In addition, the fourth quarter 2011 results of operations include the results of Network Solutions from October 28, 2011 through December 31, 2011.
(4)	Included in loss for the fourth quarter ended December 31, 2011 is a $28.4 million tax benefit due to a reduction in the deferred tax asset valuation allowance resulting from the acquisition of Network Solutions that occurred on October 27, 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the certain internal controls of Network Solutions, acquired on October 27, 2011, primarily related to the non-integrated revenue function, including accounts receivable, deferred expenses, deferred revenue and subscription revenue, which is included in the 2011 consolidated financial statements of Web.com Group, Inc. and constituted $102.5 million and $205.1 million of total assets and total liabilities, respectively, as of December 31, 2011 and $28.0 million of revenues for the year then ended.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Web.com Group, Inc.

We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls of Network Solutions, related to the non-integrated revenue function, including accounts receivable, deferred expenses, deferred revenue and subscription revenue, which is included in the 2011 consolidated financial statements of Web.com Group, Inc. and constituted $102.5 million and $205.1 million of total assets and total liabilities, respectively, as of December 31, 2011 and $28.0 million of revenues for the year then ended. Our audit of internal control over financial reporting of Web.com Group, Inc. also did not include an evaluation of the internal control over financial reporting of the Network Solutions non-integrated revenue function.

In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Web.com Group, Inc. and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Certified Public Accountants
Orlando, Florida March 13, 2012

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the section entitled “Executive Compensation Discussion and Analysis” in the Proxy Statement.

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

3. Exhibits.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Web.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
March 13, 2012

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$13,364	$16,307
Restricted investments	296	300
Accounts receivable, net of allowance of $1,560 and $523, respectively	13,094	8,100
Prepaid expenses	5,184	2,551
Deferred expenses, current	57,302	14,193
Deferred taxes	18,563	248
Other current assets	4,716	1,221
Total current assets	112,519	42,920
Restricted investments	714	1,110
Property and equipment, net	25,696	8,765
Deferred expenses, non-current	68,136	13,569
Goodwill	631,362	122,512
Intangible assets, net	539,979	106,843
Other assets	21,074	3,770
Total assets	$1,399,480	$299,489
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,931	$3,276
Accrued expenses	15,953	5,276
Accrued compensation and benefits	15,956	6,799
Accrued restructuring costs and other reserves	5,687	2,325
Deferred revenue	142,157	36,664
Current portion of debt and capital lease obligations	4,182	9,533
Other liabilities	2,496	1,180
Total current liabilities	191,362	65,053
Deferred revenue	132,814	25,149
Long-term debt and capital lease obligations	714,703	93,623
Deferred tax liabilities	84,832	10,005
Other long-term liabilities	4,013	2,052
Total liabilities	1,127,724	195,882
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 47,359,304 and 27,756,227 shares issued and 47,359,304 and 27,340,062 outstanding at December 31, 2011 and 2010, respectively	47	27
Additional paid-in capital	441,955	263,453
Treasury stock, 0 and 416,165 shares at December 31, 2011 and 2010, respectively	—	(1,896)
Accumulated other comprehensive loss, net of income tax benefit	—	(40)
Accumulated deficit	(170,246)	(157,937)
Total stockholders’ equity	271,756	103,607
Total liabilities and stockholders’ equity	$1,399,480	$299,489

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Subscription	$195,645	$117,691	$102,166
Professional services	3,560	2,598	3,323
Other	—	—	1,000
Total revenue	199,205	120,289	106,489
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	83,406	51,371	38,311
Professional services	1,415	1,861	2,081
Total cost of revenue	84,821	53,232	40,392
Gross profit	114,384	67,057	66,097
Operating expenses:
Sales and marketing	51,743	28,678	23,338
Research and development	19,252	10,910	8,477
General and administrative	45,164	24,110	19,140
Restructuring charges	9,536	2,171	1,940
Depreciation and amortization	29,456	15,724	13,295
Total operating expenses	155,151	81,593	66,190
Loss from operations	(40,767)	(14,536)	(93)
Interest (expense) income, net	(21,826)	(2,832)	233
(Loss) income before income taxes from continuing operations	(62,593)	(17,368)	140
Income tax benefit	50,084	10,720	1,429
Net (loss) income from continuing operations	(12,509)	(6,648)	1,569
Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(9)	232
Gain on sale of discontinued operations, net of tax	200	125	808
Income from discontinued operations	200	116	1,040
Net (loss) income	$(12,309)	$(6,532)	$2,609
Basic earnings per share:
(Loss) income from continuing operations per common share	$(0.41)	$(0.26)	$0.06
Income from discontinued operations per common share	$0.01	$—	$0.04
Net (loss) income per common share	$(0.40)	$(0.26)	$0.10
Diluted earnings per share:
(Loss) income from continuing operations per common share	$(0.41)	$(0.26)	$0.06
Income from discontinued operations per common share	$0.01	$—	$0.04
Net (loss) income per common share	$(0.40)	$(0.26)	$0.10
Basic weighted average common shares outstanding	30,675	25,515	25,312
Diluted weighted average common shares outstanding	30,675	25,515	26,985

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	26,633,436	$27	1,460,323	$(3,483)	$256,763	$—	$(154,014)	$99,293
Net income	—	—	—	—	—	—	2,609	2,609
Exercise of stock options	385,781	—	(385,781)	811	582	—	—	1,393
Purchase of stock options	—	—	—	—	(979)	—	—	(979)
Exercise of warrants	7,667	—	(7,667)	16	1	—	—	17
Issuance of restricted stock	606,000	—	(606,000)	1,488	(1,488)	—	—	—
Purchase of treasury stock	(1,455,917)	(1)	1,158,982	(4,309)	(389)	—	—	(4,699)
Stock compensation expense	—	—	—	—	6,081	—	—	6,081
Issuance costs of common stock	—	—	—	—	(19)	—	—	(19)
Balance, December 31, 2009	26,176,967	26	1,619,857	(5,477)	260,552	—	(151,405)	103,696
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(6,532)	(6,532)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(40)	—	(40)
Total comprehensive loss	—	—	—	—	—	—	—	(6,572)
Exercise of stock options	535,442	1	(535,442)	1,718	120	—	—	1,839
Issuance of restricted stock	627,653	—	(668,250)	1,863	(1,916)	—	—	(53)
Stock compensation expense	—	—	—	—	4,711	—	—	4,711
Issuance costs of common stock	—	—	—	—	(14)	—	—	(14)
Balance, December 31, 2010	27,340,062	27	416,165	(1,896)	263,453	(40)	(157,937)	103,607
Net loss	—	—	—	—	—	—	(12,309)	(12,309)
Other comprehensive income, net of income taxes	—	—	—	—	—	40	—	40
Total comprehensive loss	—	—	—	—	—	—	—	(12,269)
Issuance of common stock for acquisition (Note 7)	18,000,000	18	—	—	164,862	—	—	164,880
Exercise of stock options	1,707,613	2	(416,165)	1,896	7,175	—	—	9,073
Issuance of restricted stock	311,629	—	—	—	(452)	—	—	(452)
Stock compensation expense	—	—	—	—	6,933	—	—	6,933
Issuance costs of common stock	—	—	—	—	(16)	—	—	(16)
Balance, December 31, 2011	47,359,304	$47	—	$—	$441,955	$—	$(170,246)	$271,756

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net (loss) income	$(12,309)	$(6,532)	$2,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of discontinued operations	(200)	(125)	(808)
Depreciation and amortization	29,456	15,724	13,295
Stock based compensation expense	6,933	4,711	4,898
Deferred income tax benefit	(50,112)	(12,274)	(1,672)
Amortization of debt issuance costs and other	6,572	578	2
Changes in operating assets and liabilities:
Accounts receivable, net	(407)	389	1,065
Prepaid expenses and other assets	1,711	2,272	(1,084)
Deferred expenses	2,025	(963)	—
Accounts payable	(1,509)	1,010	(526)
Accrued expenses and other liabilities	1,694	(3,103)	(1,554)
Accrued compensation and benefits	(2,897)	3,492	1,652
Accrued restructuring	5,199	(585)	(1,586)
Deferred revenue	28,768	11,157	(1,995)
Net cash provided by operating activities	14,924	15,751	14,296
Cash flows from investing activities
Business acquisitions, net of cash acquired	(405,120)	(130,142)	(3,740)
Gain from sale of discontinued operations	325	125	808
Investment in intangible assets	—	(1,396)	(5)
Purchase of property and equipment	(4,270)	(1,656)	(1,131)
Other	83	—	—
Net cash used in investing activities	(408,982)	(133,069)	(4,068)
Cash flows from financing activities
Stock issuance costs	(16)	(14)	(19)
Common stock repurchased	(452)	(53)	(4,699)
Stock options repurchased	—	—	(979)
Proceeds from long-term debt	745,500	110,000	—
Payments of debt obligations	(341,748)	(12,256)	(641)
Debt issuance costs	(21,242)	(5,318)	—
Proceeds from exercise of stock options and other	9,073	1,839	1,410
Net cash provided by (used in) financing activities	391,115	94,198	(4,928)
Net (decrease) increase in cash and cash equivalents	(2,943)	(23,120)	5,300
Cash and cash equivalents, beginning of year	16,307	39,427	34,127
Cash and cash equivalents, end of year	$13,364	$16,307	$39,427
Supplemental cash flow information
Interest paid	$7,786	$2,605	$47
Income tax paid	$1,089	$287	$296
Supplemental disclosure of non-cash transactions
Acquisition-related note payable	$—	$5,000	$—

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of a full line of internet services for small- to medium-sized businesses (“SMBs”). Web.com is a global domain name registrar to further meet the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services.

On October 27, 2011, the Company completed its acquisition (the “Acquisition”) of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of global domain names, web hosting and online marketing services, pursuant to the Purchase Agreement dated August 3, 2011 by and among Web.com Group, Inc., a Delaware corporation, Net Sol Holdings LLC, a Delaware limited liability company, and GA-Net Sol Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Net Sol Holdings LLC. Consideration for the acquisition was $405.1 million in cash and the issuance of 18 million shares of Web.com common stock at a market price of $9.16 per share, resulting in a total purchase price of $570 million. The Company’s stockholders approved the issuance of the 18 million shares at the Company’s Special Meeting of Stockholders held on October 25, 2011.

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

Certain prior year amounts have been reclassified in the Consolidated Statements of Cash Flows to break out additional balance sheet account changes and conform to current year presentation.

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

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and the operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the assets and liabilities of Register.com LP as of December 31, 2011 and 2010, and the results of operations and cash flows beginning on July 30, 2010. The consolidated financial statements include the assets and liabilities of Network Solutions as of December 31, 2011 and the results of operations and cash flows for October 28, 2011 to December 31, 2011.

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

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

1. The Company and Summary of Significant Accounting Policies  – (continued)

Thus, the Company recognizes subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a 28-day, monthly, quarterly, semi-annual, annual or on a multi-year basis, at the customer’s option. For all of the Company’s customers, regardless of their billing method, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, the Company recognizes subscription revenue on a daily basis over the applicable service period. When the Company provides a free trial period, it does not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

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

Restricted Investments

Restricted investments consist primarily of commercial paper and money market securities with maturities of less than one year. The Company has classified these investments as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. These investments are carried at cost, which approximates fair market value. Realized gains and losses are included in earnings and are considered immaterial to the Company. These investments are restricted for use by certain vendors and creditors for credit card processing and lease payments. These investments are classified based upon the term of the restriction, and not necessarily the underlying security. As of December 31, 2011, the Company has approximately $1.0 million of restricted investments, of which, $0.3 million is considered a current asset.

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

Included in the accounts receivable line item in the consolidated balance sheet as of December 31, 2011 is approximately $1.5 million of receivables primarily due from the Canadian government for job creation incentive rebates as well as for sales and use taxes.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

1. The Company and Summary of Significant Accounting Policies  – (continued)

Deferred expenses

Deferred expenses primarily consist of prepaid domain name registry fees that are paid in full at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.

Debt issuance costs

The Company capitalizes certain loan origination discounts and other fees in connection with the issuance of long term debt. The loan origination discounts are recorded as a reduction in the carrying amount of the underlying debt and all other deferred costs are in other current or non-current assets. Debt issuance costs are amortized to interest expense over the life of the underlying debt using the effective interest method. In determining the periodic amortization expense, the Company includes estimates of prepayments based on the excess cash flow requirements as defined in the credit agreements. See Note 11, Long-term debt, for additional information.

Fair Value Measurements

Financial instruments include cash and cash equivalents, short-term investments, an interest rate swap, and long-term debt. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The respective carrying value of the short-term financial instruments approximates fair value since they are short-term in nature. All other financial instruments are valued using a three-level hierarchy that prioritizes the inputs used to measure fair value which was established as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

See Note 12, Fair Value Measurements for additional information on the Company’s fair value disclosures.

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2011 and determined that there were no indicators of impairment during the year ended December 31, 2011.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

1. The Company and Summary of Significant Accounting Policies  – (continued)

ASC 350. The Company completed its annual indefinite lived impairment test as of December 31, 2011 and determined that there was no impairment.

Definite-lived intangible assets are amortized over the periods in which the Company receives the related benefit, which range between one and sixteen years.

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

The asset lives used are presented in the table below:

Average Life in Years
Computer equipment	3 – 5
Software	2 – 3
Furniture and fixtures	5
Telephone equipment	5
Vehicles	5
Buildings	30
Building improvements	15
Leasehold improvements	Shorter of asset’s life or life of the lease

Advertising

Advertising costs are charged to operations as incurred. Total advertising expense was $15.8 million, $8.0 million and $5.1 million for the years ending December 31, 2011, 2010 and 2009, respectively.

Foreign Currency

The functional currency of all of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities denominated in non-U.S. dollars have been remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Non-U.S. dollar denominated transactions have been remeasured at average exchange rates in effect during each period, except for those cost of sales and expense transactions related to non-monetary balance sheet amounts, which have been remeasured at historical exchange rates. The Company’s foreign operations include a customer service center and an outbound sales center in Canada and a technology center in Argentina, which was acquired from the acquisition of Network Solutions. During each of the years ended December 31, 2011, 2010 and 2009, the Company recorded approximately $0.1 million of total transaction and translation losses.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

1. The Company and Summary of Significant Accounting Policies  – (continued)

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

Stock-Based Employee Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation — Stock Compensation. Accordingly, the fair value of all stock awards is recognized in compensation expense over the requisite service period for awards expected to vest.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per common share includes no dilution and is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

2. New Accounting Standards

In 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update to the Intangibles — Goodwill and Other Topic in the ASC which permits an entity to first use qualitative factors to determine if there is a potential impairment in goodwill. This new approach eliminates the requirement to calculate fair value at least annually and replaces it with an optional qualitative assessment. This will likely reduce the cost and complexity of the annual goodwill impairment test for companies with reporting units that have fair values in excess of the carrying amount. This rule is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact, if any, on the Company’s financial position or results of operations.

In 2011, the FASB issued new guidance revising the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). Items that must be reported in OCI do not change. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Guidance must be applied retrospectively for all periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact, if any, on the Company’s financial position or results of operations.

3. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considered the NetObjects Fusion license software product core to its’ predominantly subscription business model. The NetObjects Fusion software enabled customers to build websites either for themselves or for others. The Company initially received a partial payment, net of tax, of $1.0 million in 2009 and $0.1 million and $0.3 million during the years ended December 31, 2010 and 2011, respectively, in

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

3. Discontinued Operations  – (continued)

connection with the NetObjects Fusion sale with the remaining $2.6 million of proceeds scheduled to be paid over the following several years using a formula based on estimated revenue, with the entire balance scheduled to be paid by May 26, 2013. The remaining proceeds, if received, will be recorded as a gain from the sale of discontinued operations upon receipt.

During the year ended December 31, 2009, the Company reported a net gain from the sale of the NetObjects Fusion software business of $0.8 million. For the year ended December 31, 2009, the revenue generated by the NetObjects Fusion software was $0.4 million and net income was $0.2 million. Operating results relating to the NetObjects Fusion revenue and expenses for all periods presented are reported in discontinued operations.

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

The following table sets forth the computation of basic and diluted net income (loss) from continuing operations per common share for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share amounts):

	2011	2010	2009
(Loss) income from continuing operations	$(12,509)	$(6,648)	$1,569
Income from discontinued operations	200	116	1,040
Net (loss) income	$(12,309)	$(6,532)	$2,609
Weighted-average outstanding shares of common stock	30,675	25,515	25,312
Dilutive effect of stock options and restricted stock	—	—	1,670
Dilutive effect of warrants	—	—	3
Common stock and common stock equivalents	30,675	25,515	26,985
Basic earnings per share:
(Loss) income from continuing operations	$(0.41)	$(0.26)	$0.06
Income from discontinued operations	0.01	—	0.04
Net (loss) income	$(0.40)	$(0.26)	$0.10
Diluted earnings per share:
(Loss) income from continuing operations	$(0.41)	$(0.26)	$0.06
Income from discontinued operations	0.01	—	0.04
Net (loss) income	$(0.40)	$(0.26)	$0.10

On October 27, 2011 the Company issued 18 million shares of common stock and paid $405.1 million in cash to complete the acquisition of Network Solutions. In conjunction with ASC 260, Earnings Per Share, these shares were included between October 27, 2011 and December 31, 2011 in the calculation of basic and diluted shares outstanding.

During the years ended December 31, 2011 and 2010, 7.1 million and 7.0 million dilutive securities, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

4. Net Income (Loss) from Continuing Operations Per Common Share  – (continued)

For the year ended December 31, 2009, options to purchase approximately 4.5 million shares of common stock with exercise prices greater than the average fair value of the Company’s stock were not included in the calculation of the weighted average shares for diluted net income from continuing operations per common share because the effect would have been antidilutive.

5. Valuation Accounts

The Company’s accounts receivable allowance is summarized as follows (in thousands):

December 31, 2008	$645
Provision	2,274
Charge-off	(2,491)
December 31, 2009	428
Provision	1,596
Charge-off	(1,501)
December 31, 2010	523
Provision	4,114
Charge-off	(3,077)
December 31, 2011	$1,560

6. Property and Equipment

The Company’s property and equipment are summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$416	$416
Depreciable assets:
Software	7,662	3,383
Computer equipment	22,812	9,032
Telephone equipment	1,615	1,425
Furniture and fixtures	4,394	3,970
Vehicle	40	39
Building	2,029	2,029
Building improvements	270	260
Leasehold improvements	2,604	766
Total depreciable assets	41,426	20,904
Accumulated depreciation	(16,146)	(12,555)
Property and equipment, net	$25,696	$8,765

Depreciation expense relating to depreciable assets amounted to $4.1 million, $2.8 million, and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, the Company had unamortized computer software costs of $4.4 million and $0.8 million, respectively. Included in the depreciation expense related to computer software was approximately $0.7 million, $0.3 million and $0.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

7. Business Combinations

The Company has accounted for the acquisitions of Networks Solutions and Register.com LP using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated fair value of certain intangible assets. The goodwill from both of these acquisitions represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from these acquisitions is not expected to be deductible for tax purposes.

Acquisition of Network Solutions

On October 27, 2011, the Company completed its acquisition of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of global domain names, web hosting and online marketing services, pursuant to that certain Purchase Agreement dated August 3, 2011 by and among Web.com Group, Inc., a Delaware corporation, Net Sol Holdings LLC, a Delaware limited liability company, and GA-Net Sol Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Net Sol Holdings LLC. In addition to bringing approximately 2 million subscribers, which present substantial cross- and up-sell opportunities, Network Solutions also brings highly complementary products, sales channels and operating capabilities. Consideration for the acquisition was approximately $405.1 million in cash and the issuance of 18 million shares of Web.com at a market price of $9.16 per common share for total consideration of $570 million. In connection with the acquisition, the Company incurred approximately $11.6 million of acquisition related transaction costs during the year ended December 31, 2011. These expenses were recorded in the General and Administrative line item in the Consolidated Statement of Operations.

The Company is still reviewing information surrounding certain accrued expenses assumed as well as income tax considerations resulting from the acquisition, which may result in changes to the Company’s preliminary purchase price allocation in the first, second and third quarters of 2012. The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on October 27, 2011 (in thousands):

Tangible current assets	$15,366
Property and equipment	17,506
Other non-current assets	6,068
Deferred expenses, current and non-current	99,701
Developed technology	129,640
Customer relationships	230,140
Domain/trade names	98,230
Non-compete agreements	600
Goodwill	508,176
Current liabilities	(25,723)
Long-term debt	(211,672)
Deferred revenue, current and non-current	(184,391)
Deferred tax liability	(113,641)
Net assets acquired	$570,000

The customer relationships and developed technology intangible assets will be amortized over a weighted average period of 144 months and 47 months, respectively. The non-compete agreements are amortized over 12 months. The domain/trade names have indefinite lives and are not amortized.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

7. Business Combinations  – (continued)

Network Solutions contributed approximately $28.0 million in revenue during the period from October 28, 2011 through December 31, 2011. The operations of Network Solutions have been incorporated with the existing Web.com Group Inc. operations subsequent to the transaction closing. As such, the determination of operating income and net income is not readily available nor would it be indicative of the standalone entity if presented.

The fair value and gross contractual amount of acquired accounts receivable was $5.3 million.

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the Network Solutions acquisition had occurred on January 1, 2010 for the years ended December 31, 2011 and 2010. The Company has made adjustments to the historical Web.com and Network Solutions financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Network Solutions for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. The fair value of the acquired deferred revenue was approximately 51 percent less than the pre-acquisition historical basis of Network Solutions. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the October 27, 2011 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively. Finally, non-recurring acquisition related transaction and compensation costs were excluded. Basic weighted-average common shares have been calculated as though the issuance of 18 million shares had occurred on January 1, 2010.

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

	Twelve months ended December 31, 2011	Twelve months ended December 31, 2010
Revenue	$401,401	$297,978
Net loss	$(128,200)	$(170,032)
Basic loss per share:
Net loss per share	$(2.82)	$(3.91)
Diluted loss per share:
Net loss per share	$(2.82)	$(3.91)
Basic weighted-average common shares outstanding	45,470	43,515
Diluted weighted-average common shares outstanding	45,470	43,515

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

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

7. Business Combinations  – (continued)

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

The following table summarizes the Company’s purchase price allocation based on the fair values of the assets acquired and liabilities assumed on July 29, 2010 (in thousands):

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

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred at the beginning of each year presented. The Company has made adjustments to the historical Web.com Group, Inc. and Register.com, LP financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Register.com LP for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the July 29, 2010 debt issued

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

7. Business Combinations  – (continued)

to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively. Finally, non-recurring acquisition related transaction and compensation costs were excluded.

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

8. Restructuring Costs

The Company has incurred approximately $9.5 million in restructuring costs during the year ended December 31, 2011 primarily related to the Network Solutions acquisition. Approximately $5.0 million of severance expense was recorded from terminating employees. In addition, the Company recorded $4.2 million of restructuring expense from exiting approximately 54 percent of Network Solutions headquarters office lease located in Herndon, Virginia. The cease use date was December 31, 2011. The reserve that has been established includes the present value of the future minimum lease payments related to the exited area offset by estimated sublease payments based on market values of comparable spaces in the region. The Company recorded another $0.3 million of severance related liabilties that were included in the purchase price allocation.

The Company will continue to incur restructuring charges for future service that is required by certain Network Solutions employees up to their scheduled termination dates throughout 2012. In addition, charges for relocating certain Network Solutions employees will be recorded as incurred during 2012.

The Company incurred approximately $0.3 million and $4.0 million in restructuring costs during the year ended December 31, 2010 and 2011, respectively, primarily related to the Register.com LP acquisition. The majority of the costs are for relocating and terminating former Register.com LP employees. Approximately $1.8 million of the total restructuring cost represented existing Register.com LP severance related liabilities that were included in the purchase price allocation as required by ASC 805. The remaining $2.2 million was recorded as a period expense in Restructuring charges in the Consolidated Statement of Operations for the year ended December 31, 2010.

During the year ended December 31, 2009, the Company recorded $1.9 million of restructuring expense which included $1.2 million of stock-based compensation from accelerating the vesting of certain awards. The remaining $0.7 million from recording severance benefits from terminating certain employees to complete the integration of Web.com.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

8. Restructuring Costs  – (continued)

The tables below summarize the activity of accrued restructuring costs and other reserves during the year ended December 31, 2011 and 2010 (in thousands):

	Balance as of December 31, 2010	Additions	Cash Payments	Change in Estimates	Balance as of December 31, 2011
Contract termination and other restructuring costs	$449	$3,339	$(778)	$331	$3,341
Employee termination benefits	1,876	5,292	(2,860)	—	4,308
Non-current portion					(1,962)
Current portion	$2,325	$8,631	$(3,638)	$331	$5,687

	Balance as of December 31, 2009	Additions	Cash Payments	Change in Estimates	Balance as of December 31, 2010
Contract termination and other restructuring costs	$878	$549	$(978)	$—	$449
Employee termination benefits	186	3,467	(1,777)	—	1,876
Current portion	$1,064	$4,016	$(2,755)	$—	$2,325

9. Goodwill and Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31,		Weighted-average Amortization period
	2011	2010
Indefinite lived intangible assets:
Domain/Trade names	$128,000	$29,770
Definite lived intangible assets:
Non-compete agreements	4,008	3,408	10 months
Customer relationships	285,135	55,077	134 months
Developed technology	187,563	57,923	49 months
Other	100	100
Accumulated amortization	(64,827)	(39,435)
	$539,979	$106,843

The weighted-average amortization period for the amortizable intangible assets as of December 31, 2011 is approximately 102 months. Total amortization expense was $25.4 million, $12.9 million, and $10.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Non-compete agreements, customer relationships and developed technology have original useful lives between one and three years, one and sixteen years, and three and eight years, respectively. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next five years is as follows (in thousands):

2012	$70,351
2013	67,833
2014	59,200
2015	36,543
2016	34,593
Thereafter	143,459
Total	$411,979

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

9. Goodwill and Intangible Assets  – (continued)

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the years ended (in thousands):

	December 31,
	2011*	2010*
Goodwill balance at beginning of year	$224,806	$115,189
Accumulated impaired goodwill at beginning of year	(102,294)	(102,294)
Goodwill balance at beginning of year, net	122,512	12,895
Goodwill acquired during the year	508,176	109,617
Goodwill adjusted during the year	674	—
Goodwill balance at end of year, net	$631,362	$122,512

*	Gross goodwill balances were $733,656 and $224,806 as of December 31, 2011 and 2010, respectively. This includes accumulated impairment losses of $102,294 as of December 31, 2011 and 2010.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. As of December 31, 2011 and 2010, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined there were no indicators of impairment.

10. Operating Leases

The table below summarizes the Company’s principal operating leases as of December 31, 2011:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	96,304	December 2020
Technology administrative center	Buenos Aires, Argentina	10,000	December 2014
eCommerce operations center	Barrie, Ontario, Canada	8,301	May 2012
Sales and customer support operations center	Hazelton, PA	39,429	January 2013
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Belleville, IL	19,428	May 2013
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	August 2014
Search Engine Optimization operations center	Scottsdale, AZ	8,280	June 2012
Technology administrative center	Atlanta, GA	10,235	December 2015
eCommerce operations center	Shavertown, PA	15,641	March 2013

Rental expense for the leased facilities and equipment amounted to approximately $4.7 million, $4.1 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Accrued rent expense was $1.2 million and $0.9 million as of December 31, 2011 and 2010, respectively.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

10. Operating Leases  – (continued)

As of December 31, 2011, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

Net Minimum Rental Payments
2012	$6,087
2013	5,317
2014	5,051
2015	4,874
2016	4,785
Thereafter	17,305
$43,419

11. Long-term debt

Financing of the Network Solutions Acquisition

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011, by and among the Company, J. P. Morgan Securities LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents; Goldman Sachs Lending Partners LLC and SunTrust Bank, as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011, (the “Second Lien Credit Agreement”). The First Lien Credit Agreement provides for (i) a six-year $600 million first lien loan facility (the “First Lien Term Loan”) and (ii) a five-year revolving credit facility of $50 million (the “Revolving Credit Facility”). The Second Lien Credit Agreement provides for a seven-year $150 million second lien loan facility (the “Second Lien Term Loan”). On October 27, 2011, a total of $21 million was drawn against the Revolving Credit Facility. The proceeds from all three agreements were used to finance the acquisition and pay off all of the Company’s outstanding debt as well as Network Solutions outstanding debt, totaling $298.7 million.

Subsequent to the acquisition in December 2011, the Company paid down $30 million of the Second Lien Credit Agreement which bears the highest interest rate of the three arrangements using cash on hand and $12 million of Revolving Credit Facility borrowings. As of December 31, 2011, the Company has $13.4 million available under the Revolving Credit Facility.

The Company is required to maintain certain covenant ratios under the First and Second Lien Agreements. In addition, there are customary covenants that limit the incurrence of debt, the payment of dividends, the disposition of assets, and making of certain payments. Substantially all of the Company’s tangible and intangible assets collateralize the long-term debt as required by the credit agreements.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

11. Long-term debt  – (continued)

Outstanding long-term debt and the interest rates in effect at December 31, 2011 consist of the following:

	December 31, 2011	December 31, 2010
Line of Credit maturing 2016*, 5.88% at 12/31/11, based on LIBOR plus 5.625%	$33,000	$—
First Lien Term due 2017, 7.0%, based on 1.5% LIBOR floor plus 5.5%, less unamortized discount of $25,974 at 12/31/11, effective rate of 9.14%.	574,026	—
Second Lien Term due 2018, 11.0%, based on 1.5% LIBOR floor plus 9.5%, less unamortized discount of $8,222 at 12/31/11, effective rate of 13.27%.	111,778	—
Royal Bank of Canada Term Loan, paid off on October 27, 2011	—	86,775
Royal Bank of Canada Revolving Credit Facility, paid off on October 27, 2011	—	11,225
Seller Note (Register.com LP), paid off on October 27, 2011	—	5,000
Capital Lease Obligations	81	156
Total Long-Term Debt	718,885	103,156
Less: Current Portion of Long-Term Debt	4,182	9,533
Long-Term Portion	$714,703	$93,623

*	The Company must also pay (i) a commitment fee of 0.5 percent per year on the actual daily amount by which the revolving credit commitment exceeds then-outstanding revolving credit loans under the Revolving Credit Facility and (ii) a letter of credit fee equal to the applicable margin as applied to LIBOR loans under the Revolving Credit Facility

Debt discount and issuance costs

The $600 million First Lien Term Loan was issued at a 4.5 percent discount and the $150 million Second Lien Term Loan was issued at a 7 percent discount, resulting in total net proceeds of $733.5 million upon issuance. The originating issuance discount is reported net in the long term debt line item in the Consolidated Balance Sheet. The total discount of $37.5 million is being amortized to interest expense using the effective interest method. At December 31, 2011, $6.8 million is reflected as a reduction in the current debt obligations and $27.3 million reduced the long term debt obligations.

The Company also incurred approximately $21.2 million of debt issuance costs for lender administrative fees as well as accounting and legal costs. These costs are also being amortized to interest expense using the effective interest method. As of December 31, 2011, the current and non-current portion of unamortized debt issuance costs was $4.0 million and $15.7 million, respectively. These costs are reported in the other current and other non-current asset line items in the Consolidated Balance Sheet.

The Company recorded $6.6 million and $0.5 million, of interest expense from amortizing debt issuance and discount costs during the year ended December 31, 2011 and 2010, respectively. Included in the interest expense for the year ended December 31, 2011 was $3.8 million resulting from accelerating the payment of long term debt that was replaced with the October 27, 2011 issuances discussed above.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

11. Long-term debt  – (continued)

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Therefore, the following principal payment maturities include estimates of excess cash flow generated as required for the First Lien Loan. As of December 31, 2011, total estimated principal payments due for all long-term debt during the next five years and thereafter are as follows:

2012	$11,000
2013	86,635
2014	81,316
2015	97,800
2016	146,992
Thereafter	329,257
$753,000
Less current portion	(11,000)
Long-term principal payments	$742,000

12. Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s Cash and Cash Equivalents carrying value approximates fair market value. As of December 31, 2011, the fair value of the Company’s First Lien and Second Lien Term Loans totals $658.2 million based on the trading values as of December 31, 2011. The revolving credit facility is a variable rate debt instrument and the fair value approximates the carrying value as of December 31, 2011.

13. Comprehensive income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of unrealized losses on the interest rate swap accounted for as a cash flow hedge. The Company’s accumulated other comprehensive loss as of December 31, 2010 consists of the unrealized loss of $40 thousand, net of a tax benefit of $24 thousand, for the interest rate swap entered into during the year ended December 31, 2010. In 2011, the interest rate swap was terminated and the amount remaining in accumulated other comprehensive loss was recognized in income.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

14. Stock-Based Compensation

The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation — Stock Compensation. The Company has elected to use the with and without methodology for determining whether an excess tax benefit has been realized.

Equity Incentive Plans

At December 31, 2011, the Company had multiple stock based compensation plans. The Company’s Board of Directors adopted and stockholders approved the 1999 Equity Incentive Plan (“the 1999 Plan”), the 2005 Equity Incentive Plan (“the 2005 Plan”) and the 2008 Equity Incentive Plan (“the 2008 Plan”). The 1999 Plan provided for the issuance of 4.1 million incentive stock options, non-statutory stock options and stock bonuses. In November 2005, the 1999 Plan terminated and the Company no longer issues shares under the 1999 Plan, however forfeited or cancelled shares from this plan become available for issuance under the 2005 Plan. The 2005 and 2008 Plans provide for the issuance of 10.5 million incentive stock options, non-statutory stock options and restricted share awards. At December 31, 2011, approximately 4.3 million shares remain available for issuance under these two plans. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares.

The Company’s Board of Directors adopted and stockholders approved the 2005 Non-Employee Directors’ Stock Option Plan (“the 2005 Directors’ Plan”), which provides for the automatic grant of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. Approximately 1 million shares were authorized under the 2005 Directors’ Plan. As of December 31, 2011, 323 thousand shares remain available for future issuance.

In addition to the plans discussed above, the Company has additional equity incentive plans that were established in conjunction with the acquisitions of Web.com, Solid Cactus, Register.com LP and Network Solutions. The Company reserved 2.4 million shares, 147 thousand shares, 466 thousand shares and 955 thousand shares, for the Web.com, Solid Cactus, Register.com LP and Network Solutions acquisitions, respectively. These plans are considered one-time, inducement awards of incentive stock options, non-statutory stock options and restricted shares. Once the inducement awards are granted, no additional shares, including forfeitures and cancellations, are available for future grant under these plans.

Vesting periods for the options issued under the Web.com grant range from zero to five years and have an option term of ten years. The options issued under the Solid Cactus grant have a ten year term and generally vest ratably each month over a four year period. The Register.com LP grant includes option grants to purchase 216 thousand shares that vest over four years, with 25 percent vesting on the one year anniversary of the grant date and  1/48 of the shares vesting monthly thereafter. The Register.com LP grant also includes options to purchase 125 thousand shares that vest over four years with 50 percent vesting on the second year anniversary and  1/48 of shares vesting monthly thereafter. These options have a ten year term. Finally, the Register.com LP grant included the issuance of 125 thousand restricted shares that also vest over the course of four years with 50 percent vesting on the second year, 25 percent on the third year and 25 percent on the fourth anniversary of the grant date.

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

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

14. Stock-Based Compensation  – (continued)

The following table outlines the activity in each of the stock based compensation plans from inception through December 31, 2011:

	1999 Plan	2005 Plan	2005 Directors’ Plan	Web.com
Authorized	4,074,428	2,964,644	985,000	2,424,558
Outstanding Options	(1,833,017)	(2,841,292)	(464,000)	(34,677)
Outstanding RSA	—	—	(54,584)	—
Exercised Options	(1,744,364)	(508,045)	(50,500)	(1,893,361)
Released RSA	—	(10,000)	(93,166)	—
Released RSA (minimum withholding taxes paid in lieu of shares)	—	3,245	—	—
Subtotal	497,047	(391,448)	322,750	496,520
Adjustment	(497,047)	497,047	—	—
Available for future grants	N/A	105,599	322,750	N/A

	2008 Plan	Solid Cactus	Register	Network Solutions
Authorized	7,000,000	146,900	465,900	955,450
Outstanding Options	(786,333)	(59,377)	(282,840)	(816,250)
Outstanding RSA	(1,454,850)	—	(125,000)	—
Exercised Options	(214,362)	(46,169)	(20,275)	—
Released RSA	(443,841)	—	—	—
Released RSA (minimum withholding taxes paid in lieu of shares)	112,111	—	—	—
Subtotal	4,212,725	41,354	37,785	139,200
Adjustment	—	—	—	—
Available for future grants	4,212,725	N/A	N/A	N/A

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility, since the Company’s initial public offering, on the date of the grant. The expected term of options granted represents the period of time that they are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.88 – 2.10%	1.04 – 2.75%	1.36 – 2.95%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5
Volatility	61 – 70%	59 – 61%	62 – 64%

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

14. Stock-Based Compensation  – (continued)

Stock Option Activity

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2010	6,995,021	$0.50 to 46.40	$5.92
Granted	2,136,650	$8.17 to 15.56	$10.49
Exercised	(1,710,807)	$0.50 to 14.05	$5.34
Forfeited	(272,618)	$3.43 to 15.56	$7.81
Expired	(30,459)	$3.43 to 46.40	$9.76
Balance, December 31, 2011	7,117,787	$0.50 to 40.15	$7.35	6.29	$29,594
Exercisable at December 31, 2011	4,272,057	$0.50 to 40.15	$6.55	4.57	$21,175

Compensation costs related to the Company’s stock options granted under the Company’s equity incentive plans were $4.0 million, $3.0 million, and $3.5 million for the years ended 2011, 2010, and 2009, respectively. The total tax benefit recognized during the year ended December 31, 2011 was $0.5 million, and $0 during the years ended December 31, 2010 and 2009 due to the valuation allowance against deferred tax assets in those years. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of December 31, 2011, the Company had $10.9 million of unrecognized compensation costs related to share-based payments, which is expected to be recognized over a weighted average period of 2.9 years.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $11.5 million, $2.1 million, and $924 thousand, respectively. The fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $3.8 million, $3.4 million, and $3.6 million, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $5.69, $2.88, and $2.52, respectively.

Price ranges of outstanding and exercisable options as of December 31, 2011 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.50 – $4.41	1,461,474	2.53	$2.08	1,355,115	$1.92
$4.42 – $6.27	1,428,279	8.20	$5.39	507,697	$5.38
$6.28 – $9.00	1,925,320	5.15	$8.81	1,766,876	$8.85
$9.01 – $10.95	2,030,002	8.84	$10.40	425,726	$10.16
$10.96 – $40.15	272,712	5.64	$12.75	216,643	$12.35
	7,117,787			4,272,057

Restricted Stock Activity

The following information relates to awards of restricted stock that has been granted under the Company’s 2005 Non-Employee Directors’ Stock Option Plan, 2005 Equity Incentive Plan, and 2008 Equity Incentive Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period. The fair value of each restricted stock grant is based on the closing price

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

14. Stock-Based Compensation  – (continued)

of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which ranges between one and four years. At December 31, 2011, there were 1,634,434 shares of restricted stock outstanding.

The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2011:

Restricted Stock Activity	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2010	1,481,200	$4.98
Granted	342,000	$10.07
Lapse of restriction	(178,766)	$5.69
Forfeited shares	(10,000)	$3.58
Restricted stock outstanding at December 31, 2011	1,634,434	$5.98

Compensation expense for restricted stock awards during the years ended 2011, 2010, and 2009 was approximately $2.9 million, $1.7 million, and $2.6 million, respectively. As of December 31, 2011, there was approximately $4.6 million of total unamortized compensation cost related to the restricted stock outstanding expected to be recognized over a weighted average period of 1.8 years. The intrinsic value and fair value of outstanding restricted stock as of December 31, 2011 is $17.9 million and $9.8 million, respectively. The total tax benefit recognized during the year ended December 31, 2011 was $0.8 million, and $0 during the years ended December 31, 2010 and 2009 due to the valuation allowance against deferred tax assets in those years.

15. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2011	2010	2009
Outstanding stock options	7,117,787	6,995,021	6,747,438
Options available for future grants and other awards	4,641,074	1,721,427	2,696,729
Total common shares reserved	11,758,861	8,716,448	9,444,167

16. Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following for the years ended December 2011, 2010, and 2009:

	2011	2010	2009
Current (benefit) expense:
Federal	$(325)	$1,014	$178
State	(60)	238	3
Foreign	413	340	118
Deferred (benefit) expense:
Federal	(47,234)	(13,136)	(1,552)
State	(3,140)	491	(157)
Foreign	262	333	(19)
Total tax benefit	$(50,084)	$(10,720)	$(1,429)

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

16. Income Taxes  – (continued)

Gain on sale of discontinued operations included in the Consolidated Statement of Operations includes income tax expense of $125 thousand for 2011, and $0 for 2010 and 2009 due to valuation allowance in those years.

As of December 31, 2011 and 2010, the Company had federal net operating loss carry forwards (“NOLs”) of approximately $282 million and $207.7 million, respectively, which will begin to expire in the year 2020. The NOLs include approximately $171.8 million obtained through the acquisition of Web.com during 2007 and approximately $37.4 million obtained through the acquisition of Network Solutions during 2011. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $204.6 million of the NOLs will be available during the carry forward period.

As of December 31, 2011, the Company had state NOLs of approximately $247.4 million, the substantial portion of which begin to expire in 2020. Included in this amount is approximately $30 million of NOLs obtained from the Network Solutions acquisition. As of December 31, 2010, the Company had state NOLs of approximately $142.4 million.

As of December 31, 2011, the Company had a Foreign Tax Credit (“FTC”) carry forward of approximately $1.3 million, of which approximately $0.3 million was obtained through the acquisition of Network Solutions. As of December 31, 2010, the Company had a FTC carry forward of approximately $0.7 million, of which approximately $0.5 million was obtained through the acquisition of Register.com LP. The FTCs are related to taxes paid in Canada and start to expire in 2018. As of December 31, 2011, the Company had a Research & Development (“R&D”) Tax Credit carry forward of approximately $0.4 million that was obtained through the acquisition of Network Solutions. The R&D credits will start to expire in 2028. As of December 31, 2011, the Company had an Alternative Minimum Tax (“AMT”) Credit carry forward of approximately $1.6 million, of which approximately $1.1 million was obtained through the acquisition of Network Solutions. As of December 31, 2010, the Company had AMT credits of approximately $0.9 million. The AMT credits do not expire.

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

16. Income Taxes  – (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Current:
NOLs	$13,856	$5,914
Deferred revenue	42,862	7,294
Compensation accruals	4,624	—
Accrued restructuring costs and other reserves	2,153	783
Other current deferred tax assets	1,486	211
	64,981	14,202
Less: valuation allowance	(4,995)	(7,255)
Net current deferred tax assets	59,986	6,947
Noncurrent:
Intangible basis	9,124	9,109
Deferred revenue	45,753	8,438
NOLs	65,681	40,672
Other deferred tax assets	12,253	5,711
	132,811	63,930
Less: valuation allowance	(10,441)	(34,595)
Net noncurrent deferred tax assets	122,370	29,335
Deferred tax liabilities:
Current:
Prepaid registry fees	2,554	2,006
Deferred revenue	32,348	4,382
Deferred expenses	3,535	—
Other liabilities	2,986	311
Total current deferred tax liabilities	41,423	6,699
Noncurrent:
Intangible basis	159,683	35,155
Prepaid registry fees	4,767	4,030
Deferred revenue	40,414	137
Other liabilities	2,338	18
Total noncurrent deferred tax liabilities	207,202	39,340
Net current deferred tax asset	18,563	248
Net noncurrent deferred tax liability	(84,832)	(10,005)
Net deferred tax asset (liability)	$(66,269)	$(9,757)

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

16. Income Taxes  – (continued)

The valuation allowance decreased by $26.4 million and $9.4 million, during the year ended December 31, 2011 and 2010, respectively. The change in valuation allowance in 2011 of $26.4 million is comprised of a tax benefit of $28.4 million reduced by the $2 million valuation allowance recorded through purchase accounting related to the Network Solutions acquisition. The change in valuation allowance from 2010 to 2011 was primarily due to the release of the valuation allowance as a result of the Network Solutions acquisition. As a result of the acquisition, the Company determined that some of our existing Deferred Tax Assets (“DTAs”) will more likely than not be realized by the combined enterprise through the reversal of the Deferred Tax Liabilities (“DTLs”). Under ASC 805-740, a change in an acquirer’s valuation allowance for a deferred tax asset that results from a change in the acquirer’s circumstances caused by a business combination should be accounted for as an event separate from the business combination. As a result, changes in an acquirer’s valuation allowances that stem from a business combination should be recognized as an element of the acquirer’s deferred income tax expense (benefit) in the reporting period that includes the business combination. Therefore, the Company released $32.7 million of the pre-acquisition valuation allowance in recognition of the Network Solutions net DTLs that are projected to be realized within the relevant reversal period.

The change in valuation allowance from 2009 to 2010 was primarily due to the release of the valuation allowance as a result of the acquisition of Register.com LP. As a result of the acquisition of Register.com, the Company determined that some of the Company’s pre-existing DTAs will more likely than not be realized by the combined enterprise through the reversal of the DTLs. Therefore, the Company released $16.6 million of the pre-acquisition valuation allowance in recognition of the Register.com net DTLs that are projected to be realized within the relevant reversal period.

Our remaining valuation allowance at December 31, 2011 of $15.4 million relates to the portion of federal and state NOLs and certain capital loss and tax credit carry forwards that are not more likely than not to be realized based on the expected reversals of our DTLs within the applicable carry forward periods.

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following:

	2011	2010	2009
U.S. statutory rate	(34.0)%	(34.0)%	34.0%
State income taxes (net of federal tax benefit)	(4.4)	(5.0)	4.0
Foreign rate differential	(0.8)	(4.4)	—
Stock-based compensation	0.5	4.4	69.9
Change in valuation allowance	(45.4)	(54.9)	(229.8)
Prior year adjustments	(6.8)	(8.9)	—
Transaction costs	3.7	—	—
Change in tax rate	2.0	20.4	—
Deemed Dividend under Subpart F	1.2	7.0	—
Repatriating foreign earnings and profits	—	8.3	—
Unremitted foreign earnings and profits	2.1	—	—
FIN48 Reserve	0.1	4.1	—
Other	1.8	0.9	0.7
Income tax provision (benefit)	(80.0)%	(62.1)%	(121.2)%

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company is subject to audit by the IRS and various states generally for all years since inception. The Company is subject to audit by the Canada Revenue Agency

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

16. Income Taxes  – (continued)

generally for four years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company’s unrecognized tax benefits are summarized as follows:

Balance at December 31, 2008	$162
Additions in unrecognized tax benefits – prior year tax positions	—
Additions in unrecognized tax benefits – current year tax positions	20
Foreign exchange gains and losses	27
Balance at December 31, 2009	$209
Additions in unrecognized tax benefits – prior year tax positions	—
Additions in unrecognized tax benefits – current year tax positions	689
Reductions in unrecognized tax benefits – current year tax positions	(39)
Foreign exchange gains and losses	10
Balance at December 31, 2010	$869
Additions in unrecognized tax benefits – prior year tax positions	791
Additions in unrecognized tax benefits – current year tax positions	93
Foreign exchange gains and losses	(4)
Balance at December 31, 2011	$1,749

As of December 31, 2011 and 2010, the Company had approximately $1.7 million and $0.9 million, respectively, of total unrecognized tax benefits, which could favorably affect the effective rate. In addition, the Company recorded $27 thousand, $25 thousand, and $22 thousand during 2011, 2010, and 2009, respectively, of accrued interest on the unrecognized tax benefits. The total amount of accrued interest and accrued penalties as of December 31, 2011 and December 31, 2010, was $167 thousand and $58 thousand, respectively. Included in the December 31, 2011 amount was $82 thousand previously recorded by Network Solutions.

The Company’s undistributed foreign earnings of approximately $1.7 million as of December 31, 2011 related to its Canadian subsidiary, Web.com Canada, Inc., and its Argentine subsidiary, NCIT S.R.L., are considered to be indefinitely reinvested into these foreign jurisdictions. Accordingly, the Company has not provided deferred taxes on these earnings and it is not practicable to estimate such amount.

17. Employee Savings Plan

Effective August 1, 2000, the Company established a 401(k) savings plan designed to qualify under Section 401(k) of the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company began making contributions to the plan in 2004. The Company recorded contribution expense of $0.5 million, $0.2 million and $0.2 million for 2011, 2010, and 2009, respectively.

18. Related Party Transactions

The Company outsources telesales and marketing services to Red Ventures LLC (“Red Ventures”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and also has a 25 percent ownership interest in Red Ventures. This business relationship commenced with the acquisition of Network Solutions on October 27, 2011. The Company incurred approximately $2.8 million of expense for sales and

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

18. Related Party Transactions  – (continued)

marketing services provided by Red Ventures during the year ended December 31, 2011. In addition, as of December 31, 2011, the Company had $2.7 million payable to Red Ventures for such services.

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

19. Commitments and Contingencies

Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $4.7 million in standby letters of credit as of December 31, 2011, $3.6 million of which was drawn against the Company’s revolving credit facility.

Legal Matters

In November 2001, Register.com Inc. (“Register.com LP”), its Chairman, President, Chief Executive Officer and former Vice President of Finance and Accounting Richard D. Forman and its former President and Chief Executive Officer Alan G. Breitman (the “Individual Defendants”) were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 against Register.com LP and Individual Defendants. The essence of the complaint is that defendants issued and sold Register.com’s common stock pursuant to the Registration Statement for the March 3, 2000 Initial Public Offering (“IPO”) without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Register.com LP shares in the IPO to customers in exchange for the customers’ promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

The parties in the approximately 300 coordinated cases, including the parties in Register.com’s case, reached a settlement. It provides for releases of existing claims and claims that could have been asserted relating to the conduct alleged to be wrongful from the class of investors participating in the settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including Register.com LP. On October 6, 2009, the Court granted final approval to the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court’s decision to the Second Circuit. Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case against Register.com LP and the Individual Defendants is concluded. The ultimate outcome of this matter did not have any effect on our results of operations, liquidity or financial position.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2011

19. Commitments and Contingencies  – (continued)

In addition to the legal matters mentioned above, we and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at December 31, 2011. In addition, there were no material legal matters for which an estimate could not be made.

2. Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements. All other financial statement schedules are not applicable.

3. Exhibits.

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
2.2	Purchase Agreement among Web.com Group, Inc., Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010.(2)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(3)
3.2	Amended and Restated Bylaws of Web.com Group, Inc.(4)
3.3	Certificate of Ownership and Merger of Registrant(5)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(5)
4.3	Stockholder Agreement dated October 27, 2011 by and among Web.com Group, Inc., NWS Holdings LLC (f/k/a Net Sol Holdings LLC), and GA-NWS Investor LLC (f/k/a GA-Net Sol Investor LLC)(15)
4.4	Amendment to Stockholder Agreement dated as of January 23, 2012 by and among Web.com Group, Inc., NWS Holdings LLC and GA-NWS Investor LLC.(16)
10.1	1999 Equity Incentive Plan and forms of related agreements.(3)
10.2	2005 Equity Incentive Plan and forms of related agreements.(3)
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(3)
10.4	2005 Employee Stock Purchase Plan.(3)
10.5	2008 Equity Incentive Plan and forms of related agreements.(6)+
10.6	2009 Inducement Award Plan.(7)
10.7	Form of Option Grant Notice under 2009 Inducement Award Plan.(7)
10.8	2010 Inducement Award Plan.(8)
10.9	Form of Option Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.10	Form of Restricted Stock Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.11	Executive Severance Benefit Plan.(9)+
10.12	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.(3)
10.13	Compensatory Arrangements of certain officers.(9)+
10.14	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC(10)
10.15	Amended and Restated Employment Agreement by and between the Company and David L. Brown.(11)+
10.16	Amended and Restated Employment Agreement by and between the Company and Kevin Carney.(11)+
10.17	Transition Agreement by and between Jeffrey M. Stibel and the Company, dated August 13, 2009.(12)+
10.18	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.(4)+

Exhibit No.	Description of Document
10.19	Credit Agreement among Web.com Group, Inc., The Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, National Association and Royal Bank of Canada. dated July 30, 2010.(13)
10.20	2011 Inducement Award Plan(17)
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(14)
101.1	XBRL Instance Document.*
101.2	XBRL Taxonomy Extension Schema Document.*
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.4	XBRL Taxonomy Extension Definition Linkbase Document.*
101.5	XBRL Taxonomy Extension Label Linkbase Document.*

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(6)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.
(9)	Filed as Item 5.02 to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 9, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 17, 2009, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 5, 2010, and incorporated herein by reference.
(14)	The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 28, 2011, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s registration statement on Form S-3 (No. 333-179553), filed with the SEC on February 16, 2012, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.
*	The XBRL information is being furnished with this Form 10-K, not filed.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc. (Registrant)
March 13, 2012 Date	/s/ Kevin M. Carney Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 13, 2012:

Name	Title
/s/ David L. Brown David L. Brown	Chairman, President, Chief Executive Officer (Principal Executive Officer)
/s/ Kevin M. Carney Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Timothy I. Maudlin Timothy I. Maudlin	Lead Director
/s/ Hugh M. Durden Hugh M. Durden	Director
/s/ Philip J. Facchina Philip J. Facchina	Director
/s/ Anton J. Levy Anton J. Levy	Director
/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director
/s/ Deborah H. Quazzo Deborah H. Quazzo	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
2.2	Purchase Agreement among Web.com Group, Inc., Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010.(2)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(3)
3.2	Amended and Restated Bylaws of Web.com Group, Inc.(4)
3.3	Certificate of Ownership and Merger of Registrant(5)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(5)
4.3	Stockholder Agreement dated October 27, 2011 by and among Web.com Group, Inc., NWS Holdings LLC (f/k/a Net Sol Holdings LLC), and GA-NWS Investor LLC (f/k/a GA-Net Sol Investor LLC)(15)
4.4	Amendment to Stockholder Agreement dated as of January 23, 2012 by and among Web.com Group, Inc., NWS Holdings LLC and GA-NWS Investor LLC.(16)
10.1	1999 Equity Incentive Plan and forms of related agreements.(3)
10.2	2005 Equity Incentive Plan and forms of related agreements.(3)
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(3)
10.4	2005 Employee Stock Purchase Plan.(3)
10.5	2008 Equity Incentive Plan and forms of related agreements.(6)+
10.6	2009 Inducement Award Plan.(7)
10.7	Form of Option Grant Notice under 2009 Inducement Award Plan.(7)
10.8	2010 Inducement Award Plan.(8)
10.9	Form of Option Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.10	Form of Restricted Stock Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.11	Executive Severance Benefit Plan.(9)+
10.12	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.(3)
10.13	Compensatory Arrangements of certain officers.(9)+
10.14	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC(10)
10.15	Amended and Restated Employment Agreement by and between the Company and David L. Brown.(11)+
10.16	Amended and Restated Employment Agreement by and between the Company and Kevin Carney.(11)+
10.17	Transition Agreement by and between Jeffrey M. Stibel and the Company, dated August 13, 2009.(12)+
10.18	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.(4)+
10.19	Credit Agreement among Web.com Group, Inc., The Several Lenders from Time to Time Parties Thereto, Wells Fargo Bank, National Association and Royal Bank of Canada, dated July 30, 2010.(13)
10.20	2011 Inducement Award Plan(17)
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).

Exhibit No.	Description of Document
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(14)
101.1	XBRL Instance Document.*
101.2	XBRL Taxonomy Extension Schema Document.*
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.4	XBRL Taxonomy Extension Definition Linkbase Document.*
101.5	XBRL Taxonomy Extension Label Linkbase Document.*

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(6)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.
(9)	Filed as Item 5.02 to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on February 9, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 17, 2009, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 5, 2010, and incorporated herein by reference.
(14)	The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
(15)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 28, 2011, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s registration statement on Form S-3 (No. 333-179553), filed with the SEC on February 16, 2012, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The XBRL information is being furnished with this Form 10-K, not filed.