Form 10-Q
period 2012-03-31
WEB.COM GROUP, INC.
filed 2012-05-07
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Common Stock, par value $0.001 per share, outstanding as of May 1, 2012: 48,753,439

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands except per share amounts)

(unaudited)

	Three months ended March 31,
	2012	2011
Revenue:
Subscription	$88,850	$38,779
Professional services and other	2,664	702
Total revenue	91,514	39,481
Cost of revenue (excluding depreciation and amortization):
Subscription	37,162	17,329
Professional services and other	1,446	378
Total cost of revenue	38,608	17,707
Gross profit	52,906	21,774
Operating expenses:
Sales and marketing	26,844	10,441
Research and development	9,707	3,549
General and administrative	14,306	6,445
Restructuring charges	912	96
Depreciation and amortization	19,679	4,821
Total operating expenses	71,448	25,352
Loss from operations	(18,542)	(3,578)

Interest expense, net	(17,776)	(1,584)
Loss before income taxes from continuing operations	(36,318)	(5,162)
Income tax benefit (expense)	6,539	(573)
Net loss from continuing operations	(29,779)	(5,735)
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	125
Income from discontinued operations	—	125
Net loss	$(29,779)	$(5,610)
Other comprehensive loss:
Interest rate swap loss, net of tax benefit of $14, for the three months ended March 31, 2011	—	(25)
Total comprehensive loss	$(29,779)	$(5,635)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

(continued)

	Three months ended March 31,
	2012	2011
Basic earnings per share:
Loss from continuing operations per common share	$(0.65)	$(0.21)
Income from discontinued operations per common share	$—	$—
Net loss per common share	$(0.65)	$(0.21)
Diluted earnings per share:
Loss from continuing operations per common share	$(0.65)	$(0.21)
Income from discontinued operations per common share	$—	$—
Net loss per common share	$(0.65)	$(0.21)

Basic weighted average common shares outstanding	46,140	26,618
Diluted weighted average common shares outstanding	46,140	26,618

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,325	$13,364
Restricted investments	300	296
Accounts receivable, net of allowance of $1,534 and $1,560, respectively	15,251	13,094
Prepaid expenses	7,806	5,184
Deferred expenses	59,031	57,302
Deferred taxes	17,579	18,563
Deferred financing fees and other current assets	5,581	4,716
Total current assets	117,873	112,519
Restricted investments	710	714
Property and equipment, net	26,738	25,696
Deferred expenses	67,445	68,136
Goodwill	631,497	631,362
Intangible assets, net	522,287	539,979
Other assets	19,579	21,074
Total assets	$1,386,129	$1,399,480
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,645	$4,931
Accrued expenses	14,692	15,953
Accrued compensation and benefits	7,949	15,956
Accrued restructuring costs and other reserves	4,329	5,687
Deferred revenue	163,936	142,157
Current portion of debt	56,889	4,182
Other liabilities	2,779	2,496
Total current liabilities	259,219	191,362
Deferred revenue	150,042	132,814
Long-term debt	652,520	714,703
Deferred tax liabilities	77,024	84,832
Other long-term liabilities	3,751	4,013
Total liabilities	1,143,156	1,127,724
Stockholders’ equity:
Common stock, $0.001 par value per share; 150,000,000 shares authorized, 48,620,389 and 47,359,304 shares issued and 48,608,129 and 47,359,304 shares outstanding at March 31, 2012 and December 31, 2011, respectively	49	47
Additional paid-in capital	443,117	441,955
Treasury stock, 12,260 shares and 0 at March 31, 2012 and December 31, 2011, respectively	(168)	—
Accumulated deficit	(200,025)	(170,246)
Total stockholders’ equity	242,973	271,756
Total liabilities and stockholders’ equity	$1,386,129	$1,399,480

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(29,779)	$(5,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	—	(125)
Depreciation and amortization	19,679	4,821
Stock based compensation expense	2,680	1,533
Deferred income tax (benefit) expense	(6,824)	402
Amortization of debt issuance costs and other	3,725	306
Changes in operating assets and liabilities:
Accounts receivable, net	(2,156)	(1,402)
Prepaid expenses and other assets	(3,294)	(809)
Deferred expenses	(1,039)	(931)
Accounts payable	2,958	643
Accrued expenses and other liabilities	(972)	(524)
Accrued compensation and benefits	(8,136)	(2,007)
Accrued restructuring	(1,624)	(1,026)
Deferred revenue	39,605	6,254
Net cash provided by operating activities	14,823	1,525

Cash flows from investing activities
Proceeds from sale discontinued operations	—	125
Purchase of property and equipment	(2,679)	(1,993)
Net cash used in investing activities	(2,679)	(1,868)

Cash flows from financing activities
Stock issuance costs	(86)	(3)
Common stock repurchased	(3,199)	(448)
Payments of debt obligations	(11,500)	(4,528)
Proceeds from exercise of stock options	1,602	6,831
Net cash (used in) provided by financing activities	(13,183)	1,852
Net (decrease) increase in cash and cash equivalents	(1,039)	1,509
Cash and cash equivalents, beginning of period	13,364	16,307
Cash and cash equivalents, end of period	$12,325	$17,816

Supplemental cash flow information
Interest paid	$14,755	$1,290
Income tax paid	$58	$497

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of internet services for small- to medium-sized businesses (“SMBs”) and is a global domain name registrar to further meet the internet needs of SMBs anywhere along their lifecycle, we provide SMBs with affordable subscription solutions including website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services.

On October 27, 2011, the Company completed its acquisition (the “Acquisition”) of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of global domain names, web hosting and online marketing services, pursuant to the Purchase Agreement (the “Purchase Agreement”) dated August 3, 2011 by and among Web.com Group, Inc., a Delaware corporation, Net Sol Holdings LLC, a Delaware limited liability company, and GA-Net Sol Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Net Sol Holdings LLC (collectively, the “Sellers”). The purchase price paid to the Sellers was $570 million consisting of $405.1 million in cash and the issuance of 18 million shares of Web.com common stock valued at $9.16 per share. In connection with the Acquisition, the Company assumed the obligation to pay approximately $211.7 million of outstanding debt of Network Solutions and paid off such liabilities at closing with borrowings from the Company’s new credit facilities, and assumed certain other liabilities. See footnote 7, Business Combinations, to our financial statements for the fiscal year ended December 31, 2011 included in the our annual report on Form 10-K filed on March 13, 2012 with the Securities and Exchange Commission (“SEC”). Web.com and Network Solutions are referred to collectively as “the Combined Company” herein.

The Company has reviewed the criteria of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, Web services and products.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2012, the consolidated statements of comprehensive loss for the three months ended March 31, 2012 and 2011; the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and the related notes to the consolidated financial statements are unaudited. The consolidated statement of comprehensive loss and consolidated statement of cash flows for the three months ended March 31, 2012 include the operations of Network Solutions. The consolidated balance sheets as of March 31, 2012 and December 31, 2011 include the assets and liabilities of Network Solutions.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2012, and the Company’s results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, on March 13, 2012.

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

Significant Accounting Policies

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2011 and determined goodwill was not impaired. In addition, there were no indicators of impairment during the three months ended March 31, 2012.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite lived impairment test as of December 31, 2011 and determined that there was no impairment. There were no indicators of impairment during the three months ended March 31, 2012.

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

Debt issuance costs

The Company capitalizes certain loan origination discounts and other fees in connection with the issuance of long term debt. The loan origination discounts are recorded as a reduction in the carrying amount of the underlying debt and all other deferred costs are in deferred financing fees and other current or non-current assets. Debt issuance costs are amortized to interest expense over the life of the underlying debt using the effective interest method. In determining the periodic amortization expense, the Company includes estimates of prepayments based on the excess cash flow requirements as defined in the credit agreements. See Note 7, Long-term debt, for additional information.

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

Income Taxes

The Company accounts for income taxes under the liability method of ASC 740, Income Taxes. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

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

New Accounting Standards

In 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the Intangibles—Goodwill and Other Topics in the ASC which permits an entity to first use qualitative factors to determine if there is a potential impairment in goodwill. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This rule is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact, if any, on the Company’s financial position or results of operations.

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, to eliminate the option to report comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted ASU No. 2011-05 on January 1, 2012 and has elected to present items of net income and other comprehensive income in one continuous statement.

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considered the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software enabled customers to build websites either for themselves or for others. The Company initially received partial payments, net of tax, of $1.4 million through December 31, 2011 in connection with the NetObjects Fusion sale. The remaining $2.6 million of proceeds are scheduled to be paid using a formula based on estimated revenue, with the entire balance scheduled to be paid by May 26, 2013. The remaining proceeds, if received, will be recorded as a gain from the sale of discontinued operations upon receipt. During the three months ended March 31, 2012 and 2011, the Company received $0 and $0.1 million, respectively, of proceeds from the buyer.

3. Business Combinations

On October 27, 2011, the Company completed Acquisition of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of global domain names, web hosting and online marketing services, pursuant to the Purchase Agreement dated August 3, 2011. In addition to bringing approximately 2 million subscribers, which present substantial cross- and up-sell opportunities, Network Solutions also brings highly complementary products, sales channels and operating capabilities. The purchase price paid to the Sellers was $570 million consisting of $405.1 million in cash and the issuance of 18 million shares of Web.com common stock valued at $9.16 per share. In connection with the Acquisition, the Company assumed the obligation to pay approximately $211.7 million of outstanding debt of Network Solutions and paid off such liabilities at closing with borrowings from the Company’s new credit facilities, and assumed certain other liabilities. See footnote 7 to the Company’s financial statements for the fiscal year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2012. In connection with the acquisition, the Company incurred approximately $11.6 million of acquisition-related transaction costs during the year ended December 31, 2011, none of which were recorded during the three months ended March 31, 2011. These expenses were recorded in the General and Administrative line item in the Consolidated Statement of Comprehensive Loss.

The Company has accounted for the acquisition of Networks Solutions using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated fair value of certain intangible assets. The goodwill from the acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from this acquisition is not expected to be deductible for tax purposes.

The Company is still reviewing information surrounding income tax considerations resulting from the acquisition, which may result in changes to the Company’s preliminary purchase price allocation in the second and third quarters of 2012. The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on October 27, 2011 (in thousands):

Tangible current assets	$15,369
Property and equipment	17,506
Other non-current assets	6,068
Deferred expenses, current and non-current	99,701
Developed technology	129,640
Customer relationships	230,140
Domain/trade names	98,230
Non-compete agreements	600
Goodwill	508,311
Current liabilities	(25,861)
Long-term debt	(211,672)
Deferred revenue, current and non-current	(184,391)
Deferred tax liability	(113,641)

Net assets acquired	$570,000

The customer relationships and developed technology intangible assets will be amortized over a weighted average period of 144 months and 47 months, respectively. The non-compete agreements are amortized over 12 months. The domain/trade names have indefinite lives and are not amortized.

Network Solutions contributed approximately $44.3 million in revenue during the three months ended March 31, 2012 and $28.0 million during the period from October 28, 2011 through December 31, 2011. The operations of Network Solutions have been incorporated with the existing Web.com Group Inc. operations subsequent to the transaction closing. As such, the determination of operating income and net income is not readily available nor would it be indicative of the standalone entity if presented.

The fair value and gross contractual amount of acquired accounts receivable was $5.3 million.

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the Network Solutions acquisition had occurred on January 1, 2010 for the three months ended March 31, 2011 reflected below. The Company has made adjustments to the historical Web.com and Network Solutions financial information that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Network Solutions for the entire periods presented.

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

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

Three months ended
March 31, 2011
Revenue	$93,537
Net loss	$(37,661)

Basic loss per share:
Net loss per share	$(0.84)

Diluted loss per share:
Net loss per share	$(0.84)

Basic weighted-average common shares outstanding	44,618

Diluted weighted-average common shares outstanding	44,618

4. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands except per share amounts):

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011

Loss from continuing operations	$(29,779)	$(5,735)
Income from discontinued operations	—	125
Net loss	(29,779)	(5,610)

Weighted-average outstanding shares of common stock	46,140	26,618
Dilutive effect of stock options and restricted stock	—	—
Common stock and common stock equivalents	46,140	26,618
Basic earnings per share:
Loss from continuing operations	$(0.65)	$(0.21)
Income from discontinued operations	—	—
Net loss per share	$(0.65)	$(0.21)

Diluted earnings per share:
Loss from continuing operations	$(0.65)	$(0.21)
Income from discontinued operations	—	—
Net loss per share	$(0.65)	$(0.21)

For the three months ended March 31, 2012 and 2011, options to purchase approximately 7.5 million and 6.6 million shares, respectively, of common stock were not included in the calculation of the weighted average shares for diluted net income per common share because the effect would have been anti-dilutive.

5. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the three months and year ended March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31,	December 31,
	2012 *	2011 *
Goodwill balance at beginning of year	$733,656	$224,806
Accumulated impaired goodwill at beginning of year	(102,294)	(102,294)
Goodwill balance at beginning of year, net	631,362	122,512
Goodwill acquired during the year	—	508,176
Goodwill adjusted during the year	135	674
Goodwill balance at end of year, net	$631,497	$631,362

*Gross goodwill balances were $733,791 and $733,656 as of March 31, 2012 and December 31, 2011, respectively. This includes accumulated impairment losses of $102,294 as of March 31, 2012 and December 31, 2011.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011	Weighted-average Amortization Period as of March 31, 2012
Indefinite-lived intangible assets:
Domain/Trade names	$128,000	$128,000
Definite lived intangible assets:
Non-compete agreements	4,008	4,008	7 months
Customer relationships	285,135	285,135	131 months
Developed technology	187,563	187,563	47 months
Other	100	100
Accumulated amortization	(82,519)	(64,827)
	$522,287	$539,979

The weighted-average amortization period for the amortizable intangible assets as of March 31, 2012, is approximately 8.3 years. Total amortization expense was $17.7 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the amortization expense for the next five years is as follows (in thousands):

2012 (remainder of year)	$52,659
2013	67,833
2014	59,200
2015	36,543
2016	34,593
Thereafter	143,459
Total	$394,287

6. Restructuring Costs

On March 31, 2012, the Company exited the sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was recorded as restructuring expense during the three months ended March 31, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was recorded during the three months ended March 31, 2012 in the General and Administrative line item in the Consolidated Statement of Comprehensive Loss.

The Company incurred approximately $9.5 million in restructuring costs during the fourth quarter ended December 31, 2011 primarily related to the Network Solutions acquisition. Approximately $5.0 million of severance expense was recorded from terminating employees. In addition, the Company recorded $4.2 million of restructuring expense from exiting approximately 54 percent of Network Solutions headquarters office lease located in Herndon, Virginia. The cease use date was December 31, 2011. The reserve that has been established includes the present value of the future minimum lease payments related to the exited area offset by estimated sublease payments based on market values of comparable spaces in the region. Also during the fourth quarter of 2011, the Company recorded $0.3 million of severance related liabilties that were included in the purchase price allocation.

The Company continues to incur restructuring charges for future service that is required by certain Network Solutions employees up to their scheduled termination dates throughout 2012. During the three months ended March 31, 2012, $0.7 million of additional severance and relocation charges were incurred. The Company incurred approximately $0.1 million in restructuring costs during the three months ended March 31, 2011 related to its 2010 acquition of Register.com LP. As of March 31, 2012 and December 31, 2011, $4.3 million and $5.7 million, respectively, were recorded as current restructuring expenses expected to be paid during the next twelve months. The non-current accrued restructuring was $1.7 million and $2.0 million as of March 31, 2012 and December 31, 2011, respectively.

The table below summarizes the activity of accrued restructuring costs and other reserves during the three months ended March 31, 2012 (in thousands):

	Balance as of December 31, 2011	Additions	Cash Payments	Change in Estimates	Balance as of March 31, 2012
Contract termination and other restructuring costs	$3,341	$249	$(344)	$—	$3,246
Employee termination benefits	4,308	663	(2,235)	—	2,736
Total accrued restructuring	$7,649	$912	$(2,579)	$—	$5,982

7. Long-term debt

Financing of the Network Solutions Acquisition

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011 (the “First Lien Credit Agreement”), and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011, (the “Second Lien Credit Agreement”).  The First Lien Credit Agreement provides for (i) a six-year $600 million first lien term loan (the “First Lien Term Loan”) and (ii) a five-year first lien revolving credit facility of $50 million (the “Revolving Credit Facility”).  The Second Lien Credit Agreement provides for a seven-year $150 million second lien term loan (the “Second Lien Term Loan”). The proceeds were used to finance the acquisition of Network Solutions and to pay off the Company’s outstanding debt as well as the assumed debt of Network Solutions, totaling $298.7 million.

During the first quarter ended March 31, 2012, the Company paid down $11.5 million of the First Lien Term Loans. As of March 31, 2012 and December 31, 2011, the Company had $13.4 million available under the Revolving Credit Facility.

The Company is required to maintain certain financial ratios under the First Lien Credit Agreement and the Second Lien Credit Agreement. In addition, there are customary covenants that limit the incurrence of debt, the payment of dividends, the disposition of assets, and making of certain payments. Substantially all of the Company’s tangible and intangible assets are pledged as collateral under the credit agreements.

Outstanding long-term debt and the interest rates in effect at March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving Credit Facility maturing 2016, 5.87% and 5.88% at 03/31/2012 and 12/31/2011, respectively, based on LIBOR plus 5.625%	$33,000	$33,000
First Lien Term Loan due 2017, 7.0%, based on 1.5% LIBOR floor plus 5.5%, less unamortized discount of $24,097 and $25,974 at 03/31/2012 and 12/31/2011, effective rate of 9.11% and 9.14%, respectively.	564,403	574,026
Second Lien Term Loan due 2018, 11.0%, based on 1.5% LIBOR floor plus 9.5%, less unamortized discount of $8,060 and $8,222 at 03/31/2012 and 12/31/2011, effective rate of 13.26% and 13.27%, respectively.	111,940	111,778
Capital Lease Obligations	66	81
Total Outstanding Debt	709,409	718,885
Less: Current Portion of Long-Term Debt	56,889	4,182
Long-Term Portion	$652,520	$714,703

Debt discount and issuance costs

The First Lien Term Loan and Second Lien Term Loan resulted in total net proceeds of $733.5 million upon issuance. The unamortized original issuance discount is reported net in the long term debt line item in the Consolidated Balance Sheet. The total discount of $37.5 million is being amortized to interest expense using the effective interest method. At March 31, 2012 and December 31, 2011, $6.8 million is reflected as a reduction in the current debt obligations as of each of the periods ended and $25.4 million and $27.3 million, respectively, reduced the long term debt obligations.

The Company also incurred approximately $21.2 million of debt issuance costs for fees and expenses. These costs are also being amortized to interest expense using the effective interest method. As of March 31, 2012 and December 31, 2011 the current portion of unamortized debt issuance costs was $4.0 million and the non-current portion was $14.5 million and $15.7 million, respectively. These costs are reported in the deferred financing fees and other current and other non-current asset line items in the Consolidated Balance Sheet.

The Company recorded $3.3 million and $0.3 million, of interest expense from amortizing debt issuance and discount costs during the three months ended March 31, 2012 and 2011, respectively.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2012 and reflected the estimate as current maturities. Subsequent to that, the minimum principal payments, excluding the excess cash flows, are presented due to the significant estimates required in determining such amounts. As of March 31, 2012, total estimated principal payments due for the next five years and thereafter are as follows:

Year 1	$63,635
Year 2	30,000
Year 3	30,000
Year 4	30,000
Year 5	63,000
Thereafter	524,865

$741,500
Less current portion	(63,635)
Long-term principal payments	$677,865

8. Fair Value

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

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s Cash and Cash Equivalents as of March 31, 2012 and December 31, 2011 carrying value approximates fair market value due to the short maturity of these items. As of March 31, 2012 and December 31, 2011 the fair value of the Company’s First Lien and Second Lien Term Loans was $702.3 million and $658.2 million, respectively, based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for identical instruments that may not be actively traded at each respective period end. The revolving credit facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of March 31, 2012 and December 31, 2011.

9. Income Taxes

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

The Company recognized an income tax benefit and expense of $6.5 million and $0.6 million during the three months ended March 31, 2012 and 2011, respectively, based upon its estimated annual effective rate. The Company’s estimated annual effective tax rate for the three months ended March 31, 2012 reflects an increase in our projected year-end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

10. Stock Based Compensation

The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation - Stock Compensation. The Company has elected to use the with and without methodology for determining whether an excess tax benefit has been realized.

Equity Incentive Plans

At March 31, 2012, the Company had multiple stock based compensation plans. The Company’s Board of Directors adopted and stockholders approved the 1999 Equity Incentive Plan (“the 1999 Plan”), the 2005 Equity Incentive Plan (“the 2005 Plan”) and the 2008 Equity Incentive Plan (“the 2008 Plan”). The 1999 Plan provided for the issuance of 4.1 million incentive stock options, non-statutory stock options and stock bonuses. In November 2005, the 1999 Plan terminated and the Company no longer issues shares under the 1999 Plan, however forfeited or cancelled shares from this plan become available for issuance under the 2005 Plan. The 2005 and 2008 Plans provide for the issuance of 10.4 million incentive stock options, non-statutory stock options and restricted share awards. At March 31, 2012, approximately 2.9 million shares remain available for issuance under these two plans. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares.

The Company’s Board of Directors adopted and stockholders approved the 2005 Non-Employee Directors’ Stock Option Plan (“the 2005 Directors’ Plan”), which provides for the automatic grant of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. Approximately 1 million shares were authorized under the 2005 Directors’ Plan. As of March 31, 2012, 472 thousand shares remain available for future issuance.

In addition to the plans discussed above, the Company has additional equity incentive plans that were established in conjunction with the acquisitions of Web.com, Solid Cactus, Register.com LP and Network Solutions. The Company reserved 2.4 million shares, 147 thousand shares, 466 thousand shares and 956 thousand shares, for the Web.com, Solid Cactus, Register.com LP and Network Solutions acquisitions, respectively. These plans are considered one-time, inducement awards of incentive stock options, non-statutory stock options and restricted shares. Once the inducement awards are granted, no additional shares, including forfeitures and cancellations, are available for future grant under these plans.

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

	Three months ended March 31,
	2012	2011
Risk-free interest rate	0.81-0.82%	1.87-2.40%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	70%	61%

Stock Option Activity

The following table summarizes option activity for the three months ended March 31, 2012 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2011	7,117,787	$0.50 to 40.15	$7.35
Granted	1,586,150	13.24 to 13.29	13.29
Exercised	(1,101,528)	0.50 to 13.29	2.52
Forfeited	(127,488)	3.43 to 15.56	10.80
Expired	(8,924)	3.43 to 31.13	22.09
Balance, March 31, 2012	7,465,996	2.00 to 40.15	9.24	7.40	$38,785
Exercisable at March 31, 2012	3,439,514	$2.00 to 40.15	$7.97	5.34	$22,256

Compensation costs related to the Company’s stock option plans were $1.7 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of March 31, 2012, the Company had $19.3 million of unrecognized compensation costs related to share-based payments, which is expected to recognized over a weighted average period of 3.1 years.

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $12.4 million and $9.9 million, respectively. The fair value of options vested during the three months ended March 31, 2012 and 2011 was $1.3 million and $0.8 million, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 and 2011 was $7.62 and $5.26, respectively.

Price ranges of outstanding and exercisable options as of March 31, 2012 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.00 – $5.66	1,695,958	6.73	$4.59	926,600	$4.15
$5.97 – $9.00	2,071,413	5.17	8.58	1,824,270	8.78
$9.01 – $10.95	1,887,531	8.67	10.40	418,135	10.16
$10.98 – $13.24	233,773	5.82	11.74	204,220	11.56
$13.29 – $40.15	1,577,321	9.78	13.36	66,289	14.23
	7,465,996	7.40		3,439,514

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

The following restricted stock activity occurred under the Company’s equity incentive plans during the three months ended March 31, 2012:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value
Restricted stock outstanding at December 31, 2011	1,634,434	$5.98
Granted	472,500	$13.29
Lapse of restriction	(198,100)	$7.29
Restricted stock outstanding at March 31, 2012	1,908,834	$7.86

Compensation expense for the three months ended March 31, 2012 and 2011 was approximately $1.0 million and $0.6 million, respectively. As of March 31, 2012, there was approximately $9.1 million of total unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.1 years. The intrinsic value and fair value of outstanding restricted stock as of March 31, 2012 is $27.5 million and $24.0 million, respectively.

During the three months ended March 31, 2012 and 2011, $3.2 million and $0.4 million, respectively, was used to pay the minimum withholding tax requirements in lieu of receiving common shares.

11. Related Party Transactions

The Company outsources telesales and marketing services to Red Ventures LLC (“Red Ventures”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and also has a 25 percent ownership interest in Red Ventures. This business relationship was an agreement between Red Ventures and Network Solutions and was acquired by the Company as a result of the Acquisition and commenced on October 27, 2011 upon the consummation of the Acquisition. The Company incurred approximately $5.8 million of expense for sales and marketing services provided by Red Ventures during the three months ended March 31, 2012. As of March 31, 2012, the Company had $4.1 million payable to Red Ventures for such services.

The Company also outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the Acquisition and commenced on October 27, 2011 upon the consummation of the Acquisition. The Company incurred approximately $0.2 million of expense for sales and marketing services provided by QTS during the three months ended March 31, 2012. As of March 31, 2012, the Company had $0.1 million payable to QTS for such services.

12. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $4.7 million in standby letters of credit as of March 31, 2012, $3.6 million of which was drawn against the Revolving Credit Facility.

The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes.  We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend” and similar expressions to identify forward-looking statements. These statements are within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct and because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements appear throughout the Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily with respect to our operations and related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

Safe Harbor

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q.

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

Overview

We are a leading provider of internet services for small- to medium-sized businesses (“SMBs”) and a global domain name registrar. We seek to meet the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including domain name registration, website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. We offer SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their business.  The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With nearly 3 million subscribers as of March 31, 2012, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

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

On October 27, 2011, we completed the acquisition of Network Solutions, a provider of domain names, web hosting and online marketing services. The purchase price paid to the Sellers was $570 million consisting of $405.1 million in cash and the issuance of 18 million shares of Web.com common stock valued at $9.16 per share. In connection with the Acquisition, the Company assumed the obligation to pay approximately $211.7 million of outstanding debt of Network Solutions and paid off such liabilities at closing with borrowings from the Company’s new credit facilities, and assumed certain other liabilities. See footnote 7 to the Company’s financial statements for the fiscal year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed on March 13, 2012 with the SEC. With approximately 2 million subscribers acquired, Network Solutions represents a substantial cross- and up-sell opportunity for us. We determined that the operations of Network Solutions are considered Web products and services and therefore, no change to our operating segment resulted. See Note 3, Business Combinations, for additional information on the acquisition.

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

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition related write downs. The fair market value adjustment was $27.8 million and $5.6 million for the quarters ended March 31, 2012 and 2011, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which are generally sold through our web services, online marketing, eCommerce, and domain name registration offerings. A portion of our services are offered free of charge for a 30-day trial period during which the customer can cancel at any time. After the 30-day trial period has ended, the revenue is recognized on a daily basis over the life of the contract. We bill a majority of our customers in advance through their credit cards, bank accounts, or business merchant accounts, and revenue is also recognized on a daily basis over the life of the contract which can range from monthly up to 100 years.

For the quarter ended March 31, 2012, subscription revenue accounted for approximately 97% of our total revenue as compared to 98% for the quarter ended March 31, 2011. The number of paying subscribers of our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

Professional Services and Other Revenue

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

Cost of Professional Services and Other Revenue

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is reasonably assured.

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

Accounting for Stock-Based Compensation

We grant to our employees and directors options to purchase common stock at exercise prices equal to the quoted market values of the underlying stock at the time of each grant. We determine the fair value of each option award as of the grant date using the Black Scholes option pricing valuation model in accordance with ASC 718, Compensation-Stock Compensation.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles - Goodwill and Other, we periodically evaluate goodwill and indefinite lived intangible assets for potential impairment. We test for the impairment of goodwill and indefinite lived intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite lived intangible assets below its carrying amount. Other intangible assets include, among other items, customer relationships, developed technology and non-compete agreements, and they are amortized using the straight-line method over the periods benefited, which is up to twelve years. Other intangible assets represent long-lived assets and are assessed for potential impairment whenever significant events or changes occur that might impact recovery of recorded costs. During the year ended December 31, 2011, we completed our annual impairment test of goodwill and other indefinite lived intangible assets. The results of this test determined that goodwill and other indefinite lived intangible assets were not impaired at December 31, 2011. See Note 5, Goodwill and Intangible Assets in the consolidated financial statements for additional information on goodwill and intangible assets.

Accounting for Business Combinations

All of our acquisitions were accounted for as purchase transactions, and the purchase price is allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed are allocated to goodwill. Management weighs several factors in determining the fair value of amortizable intangibles, which primarily consists of developed technology, customer relationships, non-compete agreements and trade names, including using third-party valuation experts, valuation studies and other tools in determining the fair value of amortizable intangibles. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.

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

Comparison of the Results for the Three Months Ended March 31, 2012 to the Results for the Three Months Ended March 31, 2011

The following table sets forth our key business metrics for the three months ended March 31:

	2012*	2011

Net subscriber additions (reductions)	1,615	(15,233)
Churn	1.0%	1.8%
Average revenue per subscriber	$13.15	$15.64

*The metrics for the three months ended March 31, 2012 include the operating results of Network Solutions.

Net subscribers increased by 1,615 customers during the three months ended March 31, 2012 as compared to a decrease of 15,233 during the three months ended March 31, 2011. In addition, due to a continued downward trend in churn as well as the acquisition of Network Solutions’ lower churning significant customer base, churn decreased by 0.8% to 1.0% in the three months ended March 31, 2012 compared to the same prior year period ended.

The average revenue per subscriber was $13.15 during the three months ended March 31, 2012 down from $15.64 for the same prior year period. The decrease in average revenue per subscriber was due to the addition of lower revenue subscribers from our acquisition of approximately two million Network Solutions’ customers. Excluding the impact of the Network Solutions acquisition, the average revenue per subscriber increased from the prior year period. Further, the average revenue per subscriber of $13.15 represents an increase of 2 percent over the pro forma average revenue per subscriber of $12.86 for the three months ended December 31, 2011 giving effect to the Network Solutions acquisition. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended March 31,
	2012	2011
	(unaudited)
Revenue:
Subscription	$88,850	$38,779
Professional services and other	2,664	702
Total revenue	$91,514	$39,481

Total revenue for the three months ended March 31, 2012 increased $52.0 million primarily due to the acquisition of Network Solutions in October 2011. The majority of the increase was associated with domain and web-related services. The operations of Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on October 27, 2011. Furthermore, we increased revenue by continuing to up-sell our Do It For Me products to the acquired Register.com LP and Network Solutions customer base, in addition to favorable results from our direct advertising television campaigns and increased marketing efforts for our online marketing products.

Subscription Revenue. Subscription revenue increased $50.1 million to $88.9 million in the three months ended March 31, 2012 from $38.8 million for the same prior year period. The increase is due to the overall revenue drivers discussed above.

Professional Services Revenue. Professional services revenue increased $2.0 million to $2.7 million in the three months ended March 31, 2012 from $0.7 million in the same prior year period ended. Professional services revenue increased primarily due to non-recurring website design revenue generated from a new partnership arrangement, in addition to other custom website development services.

Cost of Revenue

	Three months ended March 31,
	2012	2011
	(unaudited)
Cost of revenue
Subscription	$37,162	$17,329
Professional services and other	1,446	378
Total cost of revenue	$38,608	$17,707

Cost of Subscription Revenue. Cost of subscription revenue increased $19.8 million to $37.2 million, or 42% of subscription revenue, in the three months ended March 31, 2012 from $17.3 million, or 45% of subscription revenue, in the three months ended March 31, 2011 primarily due to additional costs related to the revenue from the Network Solutions acquisition.

Our gross margin on subscription revenue increased from 55% during the three months ended March 31, 2011 to 58% during the three months ended March 31, 2012. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 51% lower than the historical basis of Register.com LP and Network Solutions. Excluding the $27.8 million and $5.6 million effect of the adjustment related to the fair value of acquired deferred revenue for the quarters ended March 31, 2012 and 2011, respectively, the gross margin was 68% and 61%, respectively. The increase in this gross margin is related to a favorable gross margin product mix, such as domain name registration and related services.

Cost of Professional Services Revenue. Cost of professional services revenue increased by $1.1 million to $1.4 million in the three months ended March 31, 2012 from $0.4 million during the same prior year period. The increase was primarily the result of the costs associated with the development of custom website design revenue.

Operating Expenses

	Three months ended March 31,
	2012	2011
	(unaudited)
Operating expenses:
Sales and marketing	$26,844	$10,441
Research and development	9,707	3,549
General and administrative	14,306	6,445
Restructuring charges	912	96
Depreciation and amortization	19,679	4,821
Total operating expenses	$71,448	$25,352

Sales and Marketing Expenses. Sales and marketing expenses increased $16.4 million to $26.8 million, or 29% of total revenue, during the three months ended March 31, 2012, up from $10.4 million, or 26% of total revenue, during the three months ended March 31, 2011. Our sales and marketing expenses increased primarily due to the acquisition of Network Solutions. However, the increase is also driven by our further investment in sales and marketing activities including direct response television advertising, additional sales resources and online marketing. Overall, there were increases in compensation and benefits of $8.2 million and customer acquisition and marketing expenses of $7.1 million as compared to the same prior year period.

Research and Development Expenses. Research and development expenses increased $6.2 million to $9.7 million, or 11% of total revenue, during the three months ended March 31, 2012 from $3.5 million, or 9% of total revenue, during the three months ended March 31, 2011. Our research and development expenses increased primarily due to the acquisition of Networks Solutions. Overall, there were increases in compensation and benefits of $3.5 million and data and software supporting costs of $2.2 million as compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses increased $7.9 million to $14.3 million, or 16% of total revenue, during the three months ended March 31, 2012, up from $6.4 million, or 16% of total revenue, during the three months ended March 31, 2011. Our general and administrative expenses increased as compared to the same prior year period primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $5.5 million, professional fees of $0.7 million, additional facilities expense of $0.9 million and corporate development expenses of $0.3 million. In addition, we incurred a loss of approximately $0.4 million resulting from the impairment of fixed assets as part of the Belleview, Illinois office restructuring.

Restructuring Charges. Restructuring charges of $0.9 million were recorded in the first quarter ended March 31, 2012 and are related to employee-related termination costs and relocation expenses, in addition to the lease restructure of the Belleview, Illinois office resulting from the Network Solutions acquisition. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $14.9 million to $19.7 million during the three months ended March 31, 2012, up from $4.8 million during the same prior year period. The increase in amortization expense related to the intangible assets and depreciation expense from property and equipment acquired from Network Solutions were the drivers for this increase.

Interest (Expense) Income, net. Net interest expense of $17.8 million for the three months ended March 31, 2012 is primarily from the term loans and credit facility issued to finance the acquisition of Network Solutions. In addition, amortization of deferred financing fees during the three months ended March 31, 2012 contributed $3.3 million to interest expense.

Income Tax Expense. We recorded an income tax benefit of $6.5 million and income tax expense of $0.6 million in the three months ended March 31, 2012 and 2011, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended March 31, 2012 reflects an increase in our projected year end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

Outlook. We expect revenue to continue to increase during the remainder of 2012 as we continue to up-sell and cross-sell to our existing customer base of nearly 3 million subscribers. In addition, we expect our net subscriber growth resulting from our increased marketing efforts in the first quarter of 2012 to continue to trend upward throughout the year. As we continue to integrate our operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value. We expect strong operating cash flows that will be used to pay down debt and fund incremental marketing investments. As the impact of the fair market value adjustment to deferred revenue acquired in the Register.com LP and Network Solutions transactions decreases over the course of 2012, we expect gross margins to improve.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	2012	2011

Net Cash Provided by Operating Activities	$14,823	$1,525
Net Cash Used in Investing Activities	(2,679)	(1,868)
Net Cash (Used in) Provided by Financing Activities	(13,183)	1,852

(Decrease) increase in Cash and Cash Equivalents	$(1,039)	$1,509

As of March 31, 2012, we had $12.3 million of unrestricted cash and cash equivalents and $141.3 million in negative working capital, as compared to $13.4 million of cash and cash equivalents and $78.8 million in negative working capital as of December 31, 2011. The deficit in working capital is due to the significant portion of deferred revenue from subscription revenue, partially offset by a reduction in accrued compensation and benefits of $8.1 million and increases in accounts receivable of $2.1 million and prepaid expenses of $4.4 million. In addition, current debt obligations of $56.9 million and $4.2 million as of March 31, 2012 and December 31, 2011, respectively, also contributed to the negative working capital.

Net cash provided by operations for the three months ended March 31, 2012 was $14.8 million as compared to the net cash provided by operations of $1.5 million for the three months ended March 31, 2011. The net loss of $29.8 million adjusted for non cash items including depreciation and amortization, stock based compensation expense and deferred income taxes resulted in net cash outflows of $10.5 million. Other balance sheet changes included $39.6 million of favorable cash flows from changes in deferred revenue, which more than offset the increase in cash uses from other working capital and balance sheet accounts. Included in the other balance sheet changes during the quarter ended March 31, 2012 was approximately $2.6 million of payments made for the restructuring activities resulting from the October 2011 acquisition of Network Solutions.

Net cash used in investing activities in the three months ended March 31, 2012 was $2.7 million compared to $1.9 million for the same prior year period. Purchases of property and equipment of $2.7 million and $2.0 million were made in the three months ended March 31, 2012 and 2011, respectively, primarily to migrate and streamline data centers to a centralized location.

Net cash used for financing activities in the three months ended March 31, 2012 was $13.2 million as compared to net cash provided by financing activities of $1.9 million for the same prior year quarter ended. Proceeds from the exercise of stock options of $1.6 million and $6.8 million were received during the three months ended March 31, 2012 and 2011, respectively. Approximately $3.2 million and $0.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the first quarter ended March 31, 2012 and 2011, respectively. Principal payments on long term debt obligations of $11.5 million were made in the first quarter of 2012. The same prior year quarter debt repayments totaled $4.5 million, of which $2.3 million was discretionary.

Long-term debt

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011 (the “First Lien Credit Agreement”), and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011, (the “Second Lien Credit Agreement”).  The First Lien Credit Agreement provides for (i) a six-year $600 million first lien term loan (the “First Lien Term Loan”) and (ii) a five-year first lien revolving credit facility of $50 million (the “Revolving Credit Facility”).  The Second Lien Credit Agreement provides for a seven-year $150 million second lien term loan (the “Second Lien Term Loan”). The proceeds were used to finance the acquisition of Network Solutions and to pay off the Company’s outstanding debt as well as the assumed debt of Network Solutions, totaling $298.7 million.

The First Lien Credit Agreement requires that we maintain a minimum First Lien Net Leverage Ratio and the Second Lien Credit Agreement requires that we maintain a minimum Total Secured Net Leverage Ratio. The First Lien Net Leverage Ratio is defined as the total of the outstanding first lien debt (which includes the First Lien Term Loan and the Revolving Credit Facility) less up to $50 million of unrestricted cash and cash equivalents, divided by Consolidated EBITDA. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, acquisition related costs and includes the benefit of annualized synergies due to the Network Solutions integration. The Total Secured Net Leverage Ratio is defined as the total secured debt outstanding (which includes the First Lien Credit Agreement and the Second Lien Credit Agreement) less up to $50 million of unrestricted cash and cash equivalents, divided by Consolidated EBITDA.

For purposes of determining the First Lien Net Leverage Ratio and the Total Secured Net Leverage Ratio, the value of Consolidated EBITDA is defined in the credit agreements for the fiscal quarters ended September 30, 2011 and June 30, 2011 as $34.6 million and $32.5 million, respectively. The Consolidated EBITDA for the quarter ended December 31, 2011 of $44.4 million is calculated on a pro forma basis to include the operations of Network Solutions for the full quarter. The outstanding net debt for purposes of the First Lien Net Leverage Ratio and the Total Secured Net Leverage Ratio as of March 31, 2012 was $609.2 million and $729.2 million, respectively.

The covenant calculations as of March 31, 2012 are calculated on a trailing 12-month basis:

Covenant Description	Covenant Requirement as of March 31, 2012	Ratio at March 31, 2012	Favorable / (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 5.50	3.87	1.63
Total Secured Net Debt to Consolidated EBITDA	Not greater than 7.25	4.64	2.61

In addition to the financial covenants listed above, the First Lien Credit Agreement and the Second Lien Credit Agreement include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreements.

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

Non-GAAP Operating Income and Non-GAAP Operating Margin.   We exclude from non-GAAP operating income and non-GAAP operating margin amortization of intangibles, fair value adjustments to deferred revenue and deferred expense, restructuring charges, gains and losses from asset sales, corporate development expenses, and stock-based compensation charges.  We believe that excluding these items assist investors in evaluating period-over-period changes in our operating income and operating margin without the impact of items that are not a result of our day-to-day business and operations.

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share.  We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, income tax expense, fair value adjustments to deferred revenue and deferred expense, restructuring charges, gains and losses from asset sales, corporate development expenses and stock-based compensation, amortization of deferred financing fees, gains/losses on operating assets and liabilities and include cash income tax expense, because we believe that excluding such measures helps management and investors better understand our operating activities.

Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, income tax, interest expense, interest income, stock-based compensation, gains and losses from asset sales, corporate development expenses, and restructuring charges, because we believe that adjusting for such items helps management and investors better understand operating activities.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$91,514	$39,481
Fair value adjustment to deferred revenue	27,823	5,619
Non-GAAP revenue	$119,337	$45,100

Reconciliation of GAAP net loss to non-GAAP net income

GAAP net loss	$(29,779)	$(5,610)
Amortization of intangibles	17,692	3,937
Loss (gain) on sale of assets	402	(2)
Stock based compensation	2,680	1,533
Income tax (benefit) expense	(6,539)	573
Restructuring charges	912	96
Corporate development	334	13
Amortization of deferred financing fees	3,323	308
Cash income tax expense	(285)	(174)
Fair value adjustment to deferred revenue	27,823	5,619
Fair value adjustment to deferred expense	676	93
Non-GAAP net income	$17,239	$6,386

Reconciliation of GAAP diluted net loss per share to non-GAAP net income per share
Fully diluted shares:
Common stock	46,140	26,618
Diluted stock options	2,279	2,569
Diluted restricted stock	1,096	1,011
Total	49,515	30,198

Diluted GAAP net loss per share	$(0.65)	$(0.21)
Diluted equity per share	0.04	0.02
Amortization of intangibles per share	0.37	0.13
Loss (gain) on sale of assets per share	0.01	-
Stock based compensation per share	0.05	0.05
Income tax (benefit) expense per share	(0.13)	0.02
Restructuring charges per share	0.02	-
Corporate development per share	0.01	-
Amortization of deferred financing fees per share	0.07	0.01
Cash income tax expense per share	(0.01)	(0.01)
Fair value adjustment to deferred revenue per share	0.56	0.20
Fair value adjustment to deferred expense per share	0.01	-
Diluted Non-GAAP net income per share	$0.35	$0.21

	Three Months Ended March 31,
	2012	2011
Reconciliation of GAAP operating loss to non-GAAP operating income

GAAP operating loss	$(18,542)	$(3,578)
Amortization of intangibles	17,692	3,937
Loss (gain) on sale or disposal of assets	402	(2)
Stock based compensation	2,680	1,533
Restructuring charges	912	96
Corporate development	334	13
Fair value adjustment to deferred revenue	27,823	5,619
Fair value adjustment to deferred expense	676	93
Non-GAAP operating income	$31,977	$7,711

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-20%	-9%
Amortization of intangibles	15%	9%
Loss on sale or disposal of assets	0%	0%
Restructuring charges	1%	0%
Corporate development	0%	0%
Fair value adjustment to deferred revenue	28%	14%
Fair value adjustment to deferred expense	1%	0%
Stock based compensation	2%	3%
Non-GAAP operating margin	27%	17%

Reconciliation of GAAP operating loss to adjusted EBITDA

GAAP operating loss	$(18,542)	$(3,578)
Depreciation and amortization	19,679	4,821
Loss (gain) on sale or disposal of assets	402	(2)
Stock based compensation	2,680	1,533
Restructuring charges	912	96
Corporate development	334	13
Fair value adjustment to deferred revenue	27,823	5,619
Fair value adjustment to deferred expense	676	93
Adjusted EBITDA	$33,964	$8,595

Stock based compensation
Subscription (cost of revenue)	$305	$188
Sales and marketing	616	283
Research and development	481	210
General and administration	1,278	852
Total	$2,680	$1,533

Contractual Obligations and Commitments

We have no material changes to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $12.3 million and $13.4 million at March 31, 2012 and December 31, 2011, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate therefore; we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of March 31, 2012, we have $741.5 million of total debt outstanding. We have exposure to market risk for changes in interest rates related to these borrowings. Our variable rate debt is based on 1-month LIBOR plus 5.5 percent on the First lien agreement and 1-month LIBOR plus 9.5 percent on the Second lien arrangement, both of which are subject to a 1.5 percent LIBOR floor. Our revolving credit facility’s interest rate is 1-month LIBOR plus 5.5 percent. Since the First lien and Second lien arrangements are subject to a LIBOR floor of 1.5 percent, a 10 percent increase or decrease in LIBOR would not impact our interest expense on those loans during the first quarter ended March 31, 2012. A hypothetical 10 percent increase interest rates in effect would have resulted in additional interest expense of $0.3 million during the three months ended March 31, 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

 The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at March 31, 2012.

Item 1A.   Risk Factors.

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

In October 2011, we entered into debt financing arrangements totaling $800 million, of which $771.0 million of proceeds were used to pay off existing debt and to complete the acquisition of Network Solutions. As of March 31, 2012, $741.5 million of the debt is currently outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Successful integration of Web.com’s and Network Solutions’ operations, products and personnel may place a significant burden on the Combined Company’s management and internal resources. Challenges of integration include the combined company’s ability to incorporate acquired products and business technology into its existing product offerings and its ability to sell the acquired products through Web.com’s existing or acquired sales channels. Web.com may also experience difficulty in effectively integrating the different cultures and practices of Network Solutions, as well as in assimilating Network Solutions’ broad and geographically dispersed personnel. Further, the difficulties of integrating Network Solutions could disrupt the Combined Company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the Combined Company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the Combined Company’s business, financial condition and operating results.

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

Though we were profitable for the year ended December 31, 2009, we were not profitable for the three months ended March 31, 2012 or for the years ended December 31, 2011, 2010 and 2008 and we may not become or stay profitable in the future.

Although we generated net income for the year ended December 31, 2009, we have not historically been profitable, were not profitable for the three months ended March 31, 2012 or for the years ended December 31, 2011, 2010 and 2008, and may not be profitable in future periods. As of March 31, 2012, we had an accumulated deficit of approximately $200.0 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)

101.1	XBRL Instance Document.*

101.2	XBRL Taxonomy Extension Schema Document.*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.4	XBRL Taxonomy Extension Definition Linkbase Document.*

101.5	XBRL Taxonomy Extension Label Linkbase Document.*

 + Indicates management contract or compensatory plan.

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*	The XBRL information is being furnished with this Form 10-Q, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

/s/ Kevin M. Carney
May 7, 2012
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (4)
101.1	XBRL Instance Document.*

101.2	XBRL Taxonomy Extension Schema Document.*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.4	XBRL Taxonomy Extension Definition Linkbase Document.*

101.5	XBRL Taxonomy Extension Label Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*	The XBRL information is being furnished with this Form 10-Q, not filed.

