Form 10-Q
period 2012-06-30
WEB.COM GROUP, INC.
filed 2012-08-06
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Common Stock, par value $0.001 per share, outstanding as of July 30, 2012: 48,990,296

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue:
Subscription	$95,956	$41,465	$184,806	$80,245
Professional services and other	2,991	776	5,654	1,477
Total revenue	98,947	42,241	190,460	81,722

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	37,939	17,287	75,100	34,616
Professional services and other	1,862	349	3,307	726
Total cost of revenue	39,801	17,636	78,407	35,342

Gross profit	59,146	24,605	112,053	46,380

Operating expenses:
Sales and marketing	29,038	10,669	55,882	21,110
Research and development	8,459	3,389	18,166	6,938
General and administrative	12,716	6,256	27,023	12,702
Restructuring charges	441	149	1,353	245
Depreciation and amortization	19,734	4,696	39,413	9,517
Total operating expenses	70,388	25,159	141,837	50,512
Loss from operations	(11,242)	(554)	(29,784)	(4,132)

Interest expense, net	(17,180)	(1,529)	(34,955)	(3,113)
Gain on sale of equity method investment	5,156	-	5,156	-
Loss before income taxes from continuing operations	(23,266)	(2,083)	(59,583)	(7,245)
Income tax benefit (expense	4,207	111	10,745	(462)
Net loss from continuing operations	(19,059)	(1,972)	(48,838)	(7,707)

Discontinued operations:
Gain from discontinued operations, net of tax	-	125	-	250
Income from discontinued operations	-	125	-	250

Net loss	$(19,059)	$(1,847)	$(48,838)	$(7,457)
Other comprehensive loss:
Interest rate swap loss, net of tax benefit of $36 and $21, for the three and six months ended June 30, 2011, respectively	-	(59)	-	(35)
Total comprehensive loss	$(19,059)	$(1,906)	$(48,838)	$(7,492)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

(continued)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic earnings per share:
Loss from continuing operations	$(0.41)	$(0.07)	$(1.05)	$(0.28)
Income from discontinued operations	$-	$-	$-	$0.01
Net loss	$(0.41)	$(0.07)	$(1.05)	$(0.27)

Diluted earnings per share:
Loss from continuing operations	$(0.41)	$(0.07)	$(1.05)	$(0.28)
Income from discontinued operations	$-	$-	$-	$0.01
Net loss	$(0.41)	$(0.07)	$(1.05)	$(0.27)

Basic weighted average common shares outstanding	47,031	27,589	46,594	27,106
Diluted weighted average common shares outstanding	47,031	27,589	46,594	27,106

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,748	$13,364
Restricted investments	601	296
Accounts receivable, net of allowance of $1,979 and $1,560, respectively	15,437	13,094
Prepaid expenses	9,539	5,184
Deferred expenses	58,854	57,302
Deferred taxes	17,280	18,563
Deferred financing fees and other current assets	7,326	4,716
Total current assets	125,785	112,519
Restricted investments	710	714
Property and equipment, net	28,646	25,696
Deferred expenses	66,959	68,136
Goodwill	631,487	631,362
Intangible assets, net	504,613	539,979
Other assets	14,746	21,074
Total assets	$1,372,946	1,399,480
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,013	$4,931
Accrued expenses	14,394	15,953
Accrued compensation and benefits	12,289	15,956
Accrued restructuring costs	3,152	5,687
Deferred revenue	176,387	142,157
Current portion of debt	27,217	4,182
Other liabilities	2,857	2,496
Total current liabilities	241,309	191,362
Deferred revenue	160,822	132,814
Long-term debt	667,559	714,703
Deferred tax liabilities	72,092	84,832
Other long-term liabilities	3,225	4,013
Total liabilities	1,145,007	1,127,724
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 48,968,655 and 47,359,304 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	49	47
Additional paid-in capital	446,974	441,955
Accumulated deficit	(219,084)	(170,246)
Total stockholders' equity	227,939	271,756
Total liabilities and stockholders' equity	$1,372,946	$1,399,480

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(48,838)	$(7,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	(5,156)	-
Gain on sale of discontinued operations, net of tax	-	(250)
Depreciation and amortization	39,413	9,517
Stock-based compensation	5,738	3,226
Deferred income tax benefits	(11,457)	314
Amortization of debt issuance costs and other	6,700	624
Changes in operating assets and liabilities:
Accounts receivable, net	(2,342)	801
Prepaid expenses and other assets	(4,740)	(1,077)
Deferred expenses	(376)	422
Accounts payable	(834)	(783)
Accrued expenses and other liabilities	(2,358)	(1,439)
Accrued compensation and benefits	(3,785)	(3,206)
Accrued restructuring	(2,954)	(1,743)
Deferred revenue	62,237	7,845
Net cash provided by operating activities	31,248	6,794

Cash flows from investing activities
Proceeds from sale of discontinued operations	-	250
Proceeds from sale of equity method investment	7,197	-
Purchase of property and equipment	(7,317)	(2,683)
Other	-	212
Net cash used in investing activities	(120)	(2,221)

Cash flows from financing activities
Stock issuance costs	-	(7)
Common stock repurchased	(3,199)	(448)
Payment of debt obligations	(28,000)	(12,770)
Proceeds from exercise of stock options	3,455	8,317
Net cash used in financing activities	(27,744)	(4,908)

Net increase (decrease) in cash and cash equivalents	3,384	(335)
Cash and cash equivalents, beginning of period	13,364	16,307
Cash and cash equivalents, end of period	$16,748	$15,972

Supplemental cash flow information
Interest paid	$28,995	$2,530
Income tax paid	$101	$775

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of internet services for small- to medium-sized businesses (“SMBs”) and is a global domain name registrar. To further meet the internet needs of SMBs anywhere along their lifecycle, we provide SMBs with affordable subscription solutions including website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services.

On October 27, 2011, the Company completed its acquisition (the “Acquisition”) of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of global domain names, web hosting and online marketing services, pursuant to the Purchase Agreement (the “Purchase Agreement”) dated August 3, 2011 by and among Web.com Group, Inc., a Delaware corporation, Net Sol Holdings LLC, a Delaware limited liability company, and GA-Net Sol Parent LLC, a Delaware limited liability company and wholly-owned subsidiary of Net Sol Holdings LLC (collectively, the “Sellers”). The purchase price paid to the Sellers was $569.0 million consisting of $405.1 million in cash and the issuance of 18 million shares of Web.com common stock valued at $9.16 per share. In connection with the Acquisition, the Company assumed the obligation to pay approximately $211.7 million of outstanding debt of Network Solutions and paid off such liabilities at closing with borrowings from the Company’s new credit facilities, and assumed certain other liabilities. See Note 7, Business Combinations, to our financial statements for the fiscal year ended December 31, 2011 included in the our annual report on Form 10-K filed on March 13, 2012 with the Securities and Exchange Commission (“SEC”). Web.com and Network Solutions are referred to collectively as “the Combined Company” herein.

The Company has reviewed the criteria of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, Web services and products.

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2012, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2012 and 2011, the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, and the related notes to the consolidated financial statements are unaudited. The consolidated statement of comprehensive loss and consolidated statement of cash flows for the three and six months ended June 30, 2012 include the operations of Network Solutions. The consolidated balance sheets as of June 30, 2012 and December 31, 2011 include the assets and liabilities of Network Solutions.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2012, and the Company’s results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Significant Accounting Policies

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2011 and determined goodwill was not impaired. In addition, there were no indicators of impairment during the six months ended June 30, 2012.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite lived impairment test as of December 31, 2011 and determined that there was no impairment. There were no indicators of impairment during the six months ended June 30, 2012.

Definite-lived intangible assets are amortized on a straight-line basis over the periods in which the Company receives the related benefit, which range between one and sixteen years.

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

Recently Adopted Accounting Standards

In 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the Intangibles—Goodwill and Other Topics in the ASC which permits an entity to first use qualitative factors to determine if there is a potential impairment in goodwill. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This rule is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of this guidance did not have any impact on the Company’s financial position or results of operations upon adoption on January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to eliminate the option to report comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted ASU No. 2011-05 on January 1, 2012 and has elected to present items of net income and other comprehensive income in one continuous statement.

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considered the NetObjects Fusion license software product core to its predominantly subscription business model. The NetObjects Fusion software enabled customers to build websites either for themselves or for others. The Company has received partial payments, net of tax, totaling $1.4 million through December 31, 2011 in connection with the NetObjects Fusion sale. The remaining $2.6 million of proceeds are scheduled to be paid using a formula based on estimated revenue, with the entire balance scheduled to be paid by May 26, 2013. The remaining proceeds, if received, will be recorded as a gain from the sale of discontinued operations upon receipt. During the three and six months ended June 30, 2011, the Company received $0.1 and $0.3 million, respectively, of proceeds from the buyer. No additional proceeds have been received during the six months ended June 30, 2012.

3. Business Combinations

On October 27, 2011, the Company completed the acquisition of 100% of the equity interests in Network Solutions, a provider of global domain names, web hosting and online marketing services, pursuant to the Purchase Agreement dated August 3, 2011. In addition to bringing approximately 2 million subscribers, who present substantial cross- and up-sell opportunities, Network Solutions also brings highly complementary products, sales channels and operating capabilities. The purchase price paid to the Sellers was $569.0 million consisting of $405.1 million in cash and the issuance of 18 million shares of Web.com common stock valued at $9.16 per share. In connection with the acquisition, the Company assumed the obligation to pay approximately $211.7 million of outstanding debt of Network Solutions and paid off such liabilities at closing with borrowings from the Company’s new credit facilities, and assumed certain other liabilities. See Note 7 to the Company’s financial statements for the fiscal year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2012. In connection with the acquisition, the Company incurred approximately $11.6 million of acquisition-related transaction costs during the year ended December 31, 2011, none of which were recorded during the three and six months ended June 30, 2011. These expenses were recorded in the General and Administrative line item in the Consolidated Statements of Comprehensive Loss.

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

The Company is still reviewing information surrounding certain accrued expenses assumed as well as income tax considerations resulting from the acquisition, which may result in changes to the Company’s preliminary purchase price allocation in the third quarter of 2012. The following table summarizes the Company’s preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on October 27, 2011 (in thousands):

Tangible current assets	$15,361
Property and equipment	17,506
Other non-current assets	6,068
Deferred expenses, current and non-current	99,701
Developed technology	129,640
Customer relationships	230,140
Domain/trade names	98,230
Non-compete agreements	600
Goodwill	508,302
Current liabilities	(26,818)
Long-term debt	(211,672)
Deferred revenue, current and non-current	(184,391)
Deferred tax liability	(113,641)
Net assets acquired	$569,026

The customer relationships and developed technology intangible assets will be amortized over a weighted average period of 144 months and 47 months, respectively. The non-compete agreements are amortized over 12 months. The domain/trade names have indefinite lives and are not amortized.

The operations of Network Solutions have been incorporated with the existing Web.com Group Inc. operations subsequent to the transaction closing. As such, the determination of revenue, operating income and net income is not readily available nor would it be indicative of the standalone entity if presented.

The fair value and gross contractual amount of acquired accounts receivable was $5.3 million.

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the Network Solutions acquisition had occurred on January 1, 2010 for the three and six months ended June 30, 2011 reflected below. The Company has made adjustments to the historical Web.com and Network Solutions financial information that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Network Solutions for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. The fair value of the acquired deferred revenue was determined by using a cost build-up approach that includes a reasonable profit margin and was calculated to be approximately 51 percent less than the pre-acquisition historical basis of Network Solutions. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the October 27, 2011 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively. Finally, non-recurring acquisition related transaction and compensation costs were excluded. Basic weighted-average common shares have been calculated as though the issuance of 18 million shares had occurred on January 1, 2010.

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
Revenue	$98,362	$191,899
Net loss	$(31,996)	$(69,655)

Basic earnings per share:
Net loss per share	$(0.70)	$(1.54)

Diluted earnings per share:
Net loss per share	$(0.70)	$(1.54)

Basic weighted-average common shares outstanding	45,589	45,106

Diluted weighted-average common shares outstanding	45,589	45,106

 4. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Loss from continuing operations	$(19,059)	$(1,972)	$(48,838)	$(7,707)
Income from discontinued operations	—	125	—	250

Net loss	(19,059)	(1,847)	(48,838)	(7,457)

Weighted-average outstanding shares of common stock	47,031	27,589	46,594	27,106
Dilutive effect of stock options and restricted stock	—	—	—	—
Common stock and common stock equivalents	47,031	27,589	46,594	27,106

Basic earnings per share:
Loss from continuing operations	$(0.41)	$(0.07)	$(1.05)	$(0.28)
Income from discontinued operations	—	—	—	0.01
Net loss per share	$(0.41)	$(0.07)	$(1.05)	$(0.27)

Diluted earnings per share:
Loss from continuing operations	$(0.41)	$(0.07)	$(1.05)	$(0.28)
Income from discontinued operations	—	—	—	0.01
Net loss per share	$(0.41)	$(0.07)	$(1.05)	$(0.27)

For the three and six months ended June 30, 2012 and 2011, options to purchase common stock and unvested shares of common stock totaling 9.1 million and 8.1 million shares, respectively, were not included in the calculation of the weighted average shares for diluted net loss per common share because the effect would have been anti-dilutive.

5. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months and year ended June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30,	December 31,
	2012 *	2011 *
Goodwill balance at beginning of year	$733,656	$224,806
Accumulated impaired goodwill at beginning of year	(102,294)	(102,294)

Goodwill balance at beginning of year, net	631,362	122,512
Goodwill acquired during the year	—	508,176
Goodwill adjusted during the year	125	674

Goodwill balance at end of year, net	$631,487	$631,362

*Gross goodwill balances were $773,781 and $733,656 as of June 30, 2012 and December 31, 2011, respectively. This includes accumulated impairment losses of $102,294 as of June 30, 2012 and December 31, 2011.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011	Weighted-average Amortization Period as of June 30, 2012
Indefinite-lived intangible assets:
Domain/Trade names	$128,000	$128,000

Definite lived intangible assets:
Non-compete agreements	4,008	4,008	4 months
Customer relationships	285,135	285,135	129 months
Developed technology	187,563	187,563	44 months
Other	100	100
Accumulated amortization	(100,193)	(64,827)
	$504,613	$539,979

The weighted-average amortization period for the amortizable intangible assets as of June 30, 2012, is approximately 8.3 years. Total amortization expense was $17.7 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively. Total amortization expense was $35.4 million and $7.8 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the amortization expense for the next five years is as follows (in thousands):

2012 (remainder of year)	$34,986
2013	67,833
2014	59,200
2015	36,543
2016	34,593
Thereafter	143,458
Total	$376,613

6. Restructuring Costs

On March 31, 2012, the Company exited the sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was recorded as restructuring expense during the first quarter ended March 31, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was recorded during the three months ended March 31, 2012 in the General and Administrative line item in the Consolidated Statement of Comprehensive Loss.

The Company incurred approximately $9.5 million in restructuring costs during the fourth quarter ended December 31, 2011 primarily related to the Network Solutions acquisition. Approximately $5.0 million of severance expense was recorded from terminating employees. In addition, the Company recorded $4.2 million of restructuring expense from exiting approximately 54 percent of Network Solutions headquarters office lease located in Herndon, Virginia. The cease-use date was December 31, 2011. The reserve that has been established includes the present value of the future minimum lease payments related to the exited area offset by estimated sublease payments based on market values of comparable spaces in the region. Also during the fourth quarter of 2011, the Company recorded $0.3 million of severance-related liabilties that were included in the purchase price allocation.

The Company continues to incur restructuring charges for future service that is required by certain Network Solutions employees up to their scheduled termination dates throughout 2012 as well as for relocating employees. During the three and six months ended June 30, 2012, $0.5 million and $1.2 million of additional severance and relocation charges were incurred. The Company incurred approximately $0.1 million and $0.2 million in restructuring costs during the three and six months ended June 30, 2011 related to its 2010 acquition of Register.com LP. As of June 30, 2012 and December 31, 2011, $3.1 million and $5.7 million, respectively, were recorded as current restructuring expenses expected to be paid during the next twelve months. The non-current accrued restructuring was $1.4 million and $2.0 million as of June 30, 2012 and December 31, 2011, respectively.

The table below summarizes the activity of accrued restructuring costs and other reserves during the six months ended June 30, 2012 (in thousands):

	Balance as of December 31, 2011	Additions	Cash Payments	Change in Estimates/ Other	Balance as of June 30, 2012
Contract termination costs	$3,341	$249	$(742)	$66	$2,914
Employee termination benefits and other restructuring costs	4,308	1,104	(3,799)	—	1,613
Total accrued restructuring	$7,649	$1,353	$(4,541)	$66	$4,527

7. Sale of Equity Method Investment

On May 31, 2012, the Company sold its interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. The Company acquired its 25.3 percent interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million during the three and six months ended June 30, 2012. Approximately $0.4 million of additional proceeds from the sale is held in escrow until the standard representations and warranties have been satisfied. The Company will record these proceeds, if received, as additional gain from the sale of the joint venture.

The Company’s equity in earnings from OrangeSoda, Inc. during the three and six months ended June 30, 2012 has been presented in the General and Administrative line item in the Consolidated Statement of Comprehensive Loss. These earnings were considered deminimus for separate line item disclosure.

8. Long-term Debt

Financing of the Network Solutions Acquisition

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011 (the “First Lien Credit Agreement”), and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011 (the “Second Lien Credit Agreement”).  The First Lien Credit Agreement provides for (i) a six-year $600 million first lien term loan (the “First Lien Term Loan”) and (ii) a five-year first lien revolving credit facility of $50 million (the “Revolving Credit Facility”).  The Second Lien Credit Agreement provides for a seven-year $150 million second lien term loan (the “Second Lien Term Loan”). The proceeds were used to finance the acquisition of Network Solutions and to pay off the Company’s outstanding debt as well as the assumed debt of Network Solutions, totaling $298.7 million.

During the six months ended June 30, 2012, the Company paid down $19.0 million of the First Lien Term Loans. In addition, the Company reduced its Revolving Credit Facility by $9.0 million during the six months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, the Company had $22.4 million and $13.4 million, respectively, available under the Revolving Credit Facility.

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

Outstanding long-term debt and the interest rates in effect at June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Revolving Credit Facility maturing 2016, 5.86% and 5.88% at 6/30/2012 and 12/31/2011, respectively, based on LIBOR plus 5.625%	$24,000	$33,000
First Lien Term Loan due 2017, 7.0%, based on 1.5% LIBOR floor plus 5.5%, less unamortized discount of $22,411 and $25,974 at 6/30/2012 and 12/31/2011, effective rate of 9.05% and 9.14%, respectively.	558,589	574,026
Second Lien Term Loan due 2018, 11.0%, based on 1.5% LIBOR floor plus 9.5%, less unamortized discount of $7,866 and $8,222 at 6/30/2012 and 12/31/2011, effective rate of 13.27%.	112,134	111,778
Capital Lease Obligations	53	81
Total Outstanding Debt	694,776	718,885
Less: Current Portion of Long-Term Debt	(27,217)	(4,182)
Long-Term Portion	$667,559	$714,703

Debt discount and issuance costs

The First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility resulted in total net proceeds of $733.5 million upon issuance. The unamortized original issuance discount is reported net in the long term debt line item in the Consolidated Balance Sheets. The total discount of $37.5 million is being amortized to interest expense using the effective interest method. At June 30, 2012 and December 31, 2011, $6.5 million and $6.8 million, respectively, is reflected as a reduction in the current debt obligations and $23.8 million and $27.3 million, respectively, reduced the long term debt obligations.

The Company also incurred approximately $21.2 million of debt issuance costs for fees and expenses. These costs are also being amortized to interest expense using the effective interest method. As of June 30, 2012 and December 31, 2011 the current portion of unamortized debt issuance costs was $3.8 million and $4.0 million, respectively, and the non-current portion was $13.5 million and $15.7 million, respectively. These costs are reported in the deferred financing fees and other current and other non-current asset line items in the Consolidated Balance Sheets.

The Company recorded $3.0 million and $0.3 million of interest expense from amortizing debt issuance and discount costs during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, $6.3 million and $0.6 million, respectively, was recorded.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2012 and reflected the estimate as current maturities. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. As of June 30, 2012, total estimated principal payments due for the next five years and thereafter are as follows:

Year 1	$33,670
Year 2	30,000
Year 3	30,000
Year 4	30,000
Year 5	54,000
Thereafter	547,330

$725,000
Less current portion	(33,670)

Long-term principal payments	$691,330

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

The Company also has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s Cash and Cash Equivalents carrying value approximates fair market value as of June 30, 2012 and December 31, 2011 due to the short maturity of these items. As of June 30, 2012 and December 31, 2011, the fair value of the Company’s First Lien and Second Lien Term Loans was $694.9 million and $658.2 million, respectively, based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for identical instruments that may not be actively traded at each respective period end. The revolving credit facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of June 30, 2012 and December 31, 2011.

10. Income Taxes

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

The Company recognized income tax benefits of $4.2 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively, based upon its estimated annual effective rate. The Company recognized an income tax benefit and expense of $10.7 million and $0.5 million during the six months ended June 30, 2012 and 2011, respectively. The Company’s estimated annual effective tax rate for the three and six months ended June 30, 2012 reflects an increase in our projected year-end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

11. Stock-Based Compensation

The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation - Stock Compensation. The Company has elected to use the with and without methodology for determining whether an excess tax benefit has been realized.

Equity Incentive Plans

At June 30, 2012, the Company had multiple stock-based compensation plans. The Company’s Board of Directors adopted and stockholders approved the 1999 Equity Incentive Plan (“the 1999 Plan”), the 2005 Equity Incentive Plan (“the 2005 Plan”) and the 2008 Equity Incentive Plan (“the 2008 Plan”). The 1999 Plan provided for the issuance of 4.1 million incentive stock options, non-statutory stock options and stock bonuses. In November 2005, the 1999 Plan terminated and the Company no longer issues shares under the 1999 Plan, however forfeited or cancelled shares from this plan become available for issuance under the 2005 Plan. The 2005 and 2008 Plans provide for the issuance of 10.4 million incentive stock options, non-statutory stock options and restricted share awards. At June 30, 2012, approximately 2.8 million shares remain available for issuance under these two plans. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares.

The Company’s Board of Directors adopted and stockholders approved the 2005 Non-Employee Directors’ Stock Option Plan (“the 2005 Directors’ Plan”), which provides for the automatic grant of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. Approximately 1 million shares were authorized under the 2005 Directors’ Plan. As June 30, 2012, 385 thousand shares remain available for future issuance.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility calculated from the Company’s initial public offering to the date of the grant. The expected term of options granted represents the period of time that they are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

	Six months ended June 30,
	2012	2011
Risk-free interest rate	0.81-0.86%	1.95-2.10%
Dividend yield	0%	0%
Expected life (in years)	5	5
Volatility	70-71%	61-62%

Stock Option Activity

The following table summarizes option activity for the six months ended June 30, 2012 for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Balance, December 31, 2011	7,117,787	$0.50 to 40.15	$7.35
Granted	1,812,550	13.16 to 15.39	13.40
Exercised	(1,419,806)	0.50 to 16.00	3.25
Forfeited	(262,973)	3.43 to 15.56	10.93
Expired	(12,986)	4.15 to 31.13	18.92
Balance, June 30, 2012	7,234,572	2.00 to 40.15	9.52	7.29	$63,341

Exercisable at June 30, 2012	3,434,516	$2.00 to 40.15	$8.33	5.41	$34,157

Compensation costs related to the Company’s stock option plans were $2.1 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively. Compensation expense for the six months ended June 30, 2012 and 2011 was approximately $3.7 and $1.9 million, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. As of June 30, 2012, the Company had $18.8 million of unrecognized compensation costs related to share-based payments, which is expected to recognized over a weighted average period of 2.9 years.

The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $15.5 million and $10.9 million, respectively. The fair value of options vested during the six months ended June 30, 2012 and 2011 was $3.1 million and $3.8 million, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 and 2011 was $7.70 and $5.45, respectively.

Price ranges of outstanding and exercisable options as of June 30, 2012 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.00 - $5.66	1,482,524	6.82	$4.76	819,149	$4.48
$5.97 - $9.00	2,034,847	4.88	$8.59	1,822,409	8.78
$9.01 - $10.95	1,748,626	8.37	$10.40	421,214	10.15
$10.98 - $13.24	333,724	6.99	$12.23	216,286	11.73
$13.29 - $40.15	1,634,851	9.56	$13.49	155,458	13.78
	7,234,572			3,434,516

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

The following restricted stock activity occurred under the Company’s equity incentive plans during the six months ended June 30, 2012:

Restricted Stock Activity	Shares	Weighted Average Grant–Date Fair Value

Restricted stock outstanding at December 31, 2011	1,634,434	$5.98
Granted	498,750	$13.40
Lapse of restriction	(295,100)	$8.04
Restricted stock outstanding at June 30, 2012	1,838,084	$7.87

Compensation expense for the three months ended June 30, 2012 and 2011 was approximately $1.2 million and $0.7 million, respectively. Compensation expense for the six months ended June 30, 2012 and 2011 was approximately $2.0 million and $1.3 million, respectively. As of June 30, 2012, there was approximately $8.6 million of total unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.0 years. The intrinsic value and fair value of outstanding restricted stock as of June 30, 2012 is $33.6 million and $14.1 million, respectively.

During the six months ended June 30, 2012 and 2011, $3.2 million and $0.4 million, respectively, of cash was used to pay the minimum withholding tax requirements in lieu of receiving common shares.

12. Related Party Transactions

The Company outsources telesales and marketing services to Red Ventures LLC (“Red Ventures”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and also has a 25 percent ownership interest in Red Ventures. This business relationship was an agreement between Red Ventures and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $6.4 million and $12.2 million of expense for sales and marketing services provided by Red Ventures during the three and six months ended June 30, 2012, respectively. As of June 30, 2012, the Company had $3.7 million payable to Red Ventures for such services.

The Company also outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $0.2 million and $0.4 million of expense for sales and marketing services provided by QTS during the three and six months ended June 30, 2012, respectively. As of December 31, 2011 and June 30, 2012, the Company did not have any outstanding invoices payable to QTS for such services.

13. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $4.7 million in standby letters of credit as of June 30, 2012, $3.6 million of which was drawn against the Revolving Credit Facility.

The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We are a leading provider of internet services for small- to medium-sized businesses (“SMBs”) and a global domain name registrar. We seek to meet the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including domain name registration, website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. We offer SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their business.  The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With nearly 3 million subscribers as of June 30, 2012, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

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

On October 27, 2011, we completed the acquisition of Network Solutions, a provider of domain names, web hosting and online marketing services. The purchase price paid to the Sellers was approximately $569.0 million consisting of $405.1 million in cash and the issuance of 18 million shares of Web.com common stock valued at $9.16 per share. In connection with the acquisition, the Company assumed the obligation to pay approximately $211.7 million of outstanding debt of Network Solutions and paid off such liabilities at closing with borrowings from the Company’s new credit facilities, and assumed certain other liabilities. See Note 7 to the Company’s financial statements for the fiscal year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed on March 13, 2012 with the SEC. With approximately 2 million subscribers acquired, Network Solutions represents a substantial cross- and up-sell opportunity for us. We determined that the operations of Network Solutions are considered Web products and services and therefore, no change to our operating segment resulted. See Note 3, Business Combinations, for additional information on the acquisition.

We sell our products and services via our direct sales force, which operate in the U.S. and Canada. In addition to these sales centers, we acquire many customers through online and affiliate marketing activities. Recently, we rolled out a “Feet on the Street” direct sales initiative, a Direct Response Television (“DRTV”) campaign and entered into certain brand-oriented sponsorship programs. We also sell web services and products to customers identified by companies with which it has strategic marketing relationships. Typically, our strategic marketing partners have established brand names and attract a large number of SMB customers. We also acquire a large number of customers directly through online and affiliate marketing activities that target SMBs that want to establish or enhance their online presence.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as furthering our cross-sell/up-sell strategy with our domain name customers from Network Solutions and Register.com LP. We intend to continue to hire additional personnel, particularly in outbound and inbound sales and marketing; develop additional services and products; add to our infrastructure to support our growth; and expand our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offerings, and expand our subscriber base.

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

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $22.8 million and $4.0 million for the three months ended June 30, 2012 and 2011, and $50.6 million and $9.6 million for the six months ended June 30, 2012 and 2011, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

Sources of Revenue

We derive our revenue from a variety of services to SMBs, including web design and services, domain name registration and services, online marketing, search engine optimization, eCommerce solutions, logo design and home contractor lead services. Leads are generated through online advertising campaigns targeting customers in need of web design, hosting or online marketing solutions, through strategic partnerships with enterprise partners, or through our corporate websites. In addition, we continue to up-sell to the acquired customer bases of Register.com and Network Solutions.

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

For the three and six months ended June 30, 2012, subscription revenue accounted for approximately 97% of our total revenue as compared to 98% for the same periods ended June 30, 2011. The number of paying subscribers of our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

Professional Services and Other Revenue

We generate professional services revenue from custom website design, eCommerce store design and support services, and Do It Yourself logo design. Our custom website design and eCommerce store design work is typically billed on a fixed price basis and over very short periods. Our Do It Yourself logo design is typically billed upon the point-of-sale of the final product, which is created by the customer. Other revenue consists of fees earned from granting customers licenses to use our patents.

 Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue consists of expenses related to compensation of our Web page development staff, domain name registration fees, directory listing fees, customer support costs, search engine registration fees, billing costs, hosting expenses, marketing fees, and allocated overhead costs. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and Web services usage grows, we intend to continue to invest additional resources in our website development and support staff.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as computer equipment, furniture and fixtures, and building and improvement expenditures.

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

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

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

Results of Operations

Comparison of the Results for the Three Months Ended June 30, 2012 to the Results for the Three Months Ended June 30, 2011

The following table sets forth our key business metrics for the three months ended June 30:

	Three months ended June 30,
	2012*	2011
Net subscriber additions (reductions)	14,048	(12,763)
Churn	1.0%	1.7%
Average revenue per subscriber (monthly)	$13.34	$16.24

*The metrics for the three months ended June 30, 2012 include the operating results of Network Solutions.

Net subscribers increased by 14,048 customers during the three months ended June 30, 2012 as compared to a decrease of 12,763 during the three months ended June 30, 2011. In addition, due to a continued downward trend in churn as well as the acquisition of Network Solutions’ lower churning significant customer base, churn decreased by 41% to 1.0% in the three months ended June 30, 2012 as compared to 1.7% from the same prior year period ended. The increase in customers is primarily due to our increased marketing efforts during the second quarter ended June 30, 2012.

The average revenue per subscriber was $13.34 during the three months ended June 30, 2012, down from $16.24 for the same prior year period. The decrease in average revenue per subscriber was due to the addition of lower revenue subscribers from our acquisition of approximately two million Network Solutions’ customers. Excluding the impact of the Network Solutions acquisition, the average revenue per subscriber increased from the prior year period. Further, the average revenue per subscriber of $13.34 represents an increase of 1.4 percent over the average revenue per subscriber of $13.15 for the first quarter ended March 31, 2012. When compared to the pro forma average revenue per subscriber of $12.86 for the three months ended December 31, 2011 giving effect to the Network Solutions acquisition, the three months ended June 30, 2012 was up 4 percent. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended June 30,
	2012	2011
	(unaudited, in thousands)
Revenue:
Subscription	$95,956	$41,465
Professional services	2,991	776
Total revenue	$98,947	$42,241

Total revenue for the three months ended June 30, 2012 increased $56.7 million primarily due to the acquisition of Network Solutions in October 2011. The majority of the increase was associated with our domain and web-related services. In addition, the operations of Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on October 27, 2011. Furthermore, we increased revenue by continuing to up-sell our Do It For Me products to the acquired Register.com LP and Network Solutions customer base, in addition to favorable results from our direct advertising television campaigns and increased marketing efforts for our online marketing products.

Subscription Revenue. Subscription revenue increased $54.5 million to $96.0 million in the three months ended June 30, 2012 from $41.5 million for the same prior year period. The increase is due to the overall revenue drivers discussed above.

Professional Services Revenue. Professional services revenue increased $2.2 million to $3.0 million in the three months ended June 30, 2012 from $0.8 million in the same prior year period ended. Professional services revenue increased primarily due to non-recurring website design revenue generated from a new partnership arrangement, in addition to increased custom website development service volume resulting from the Network Solutions acquisition.

Cost of Revenue

	Three months ended June 30,
	2012	2011
	(unaudited)
Cost of revenue:
Subscription	$37,939	$17,287
Professional services	1,862	349
Total cost of revenue	$39,801	$17,636

Cost of Subscription Revenue. Cost of subscription revenue increased $20.7 million to $37.9 million, or 39% of subscription revenue, in the three months ended June 30, 2012 from $17.3 million, or 42% of subscription revenue, in the three months ended June 30, 2011 primarily due to additional costs related to the revenue from the Network Solutions acquisition.

Our gross margin on subscription revenue increased from 58% during the three months ended June 30, 2011 to 60% during the three months ended June 30, 2012. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 51% lower than the historical basis of Register.com LP and Network Solutions. Excluding the $22.8 million and $4.0 million effect of the adjustment related to the fair value of acquired deferred revenue for the quarters ended June 30, 2012 and 2011, respectively, the gross margin was 67% and 62%, respectively. The increase is related to a favorable gross margin product mix, such as domain name registration and related services.

Cost of Professional Services Revenue. Cost of professional services revenue increased by $1.6 million to $1.9 million in the three months ended June 30, 2012 from $0.3 million during the same prior year period. The increase was primarily the result of the costs associated with the development of custom website design revenue.

Operating Expenses

	Three months ended June 30,
	2012	2011
	(unaudited)
Operating Expenses:
Sales and marketing	$29,038	$10,669
Research and development	8,459	3,389
General and administrative	12,716	6,256
Restructuring charges	441	149
Depreciation and amortization	19,734	4,696
Total operating expenses	$70,388	$25,159

Sales and Marketing Expenses. Sales and marketing expenses increased $18.4 million to $29.0 million, or 29% of total revenue, during the three months ended June 30, 2012, up from $10.7 million, or 25% of total revenue, during the three months ended June 30, 2011. Our sales and marketing expenses increased primarily due to the acquisition of Network Solutions. However, the increase is also driven by our further investment in sales and marketing activities including direct response television advertising, additional sales resources and online marketing. Overall, there were increases in compensation and benefits of $8.5 million and customer acquisition and marketing expenses of $9.0 million as compared to the same prior year period.

Research and Development Expenses. Research and development expenses increased $5.1 million to $8.5 million, or 9% of total revenue, during the three months ended June 30, 2012 from $3.4 million, or 8% of total revenue, during the three months ended June 30, 2011. Our research and development expenses increased primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $2.4 million and data and software supporting costs of $2.2 million as compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses increased $6.4 million to $12.7 million, or 13% of total revenue, during the three months ended June 30, 2012, up from $6.3 million, or 15% of total revenue, during the three months ended June 30, 2011. Our general and administrative expenses increased as compared to the same prior year period primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $3.7 million, professional fees of $0.6 million, additional facilities-related expense of $0.7 million, software and maintenance expense of $0.6 million and corporate development expenses of $0.3 million.

Restructuring Charges. Restructuring charges of $0.4 million were recorded in the second quarter ended June 30, 2012 and are related to employee-related termination costs and relocation expenses primarily resulting from the acquisition of Network Solutions. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $15.0 million to $19.7 million during the three months ended June 30, 2012, up from $4.7 million during the same prior year period. The primary drivers for the increase in amortization expense is related to the intangible assets and depreciation expense from property and equipment acquired from Network Solutions.

Interest Expense, net. Net interest expense of $17.2 million for the three months ended June 30, 2012 is primarily from the term loans and credit facility issued to finance the acquisition of Network Solutions. Included in interest expense during the three months ended June 30, 2012 is $3.0 million of amortization of deferred financing fees.

Gain on Sale of Equity Method Investment. On May 31, 2012, we sold our interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3 percent interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the three months ended June 30, 2012. Approximately $0.4 million of additional proceeds from the sale is held in escrow until the standard representations and warranties have been satisfied. These proceeds, if received, will be recorded as additional gain from the sale of the joint venture.

Our equity in earnings from OrangeSoda, Inc. during the three months ended June 30, 2012 has been presented in the General and Administrative line item in the Consolidated Statement of Comprehensive Loss. These earnings were considered deminimus for separate line item disclosure.

Income Tax Expense. We recorded income tax benefits of $4.2 million and $0.1 million in the three months ended June 30, 2012 and 2011, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended June 30, 2012 reflects an increase in our projected year end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

Comparison of the Results for the Six Months Ended June 30, 2012 to the Results for the Six Months Ended June 30, 2011

The following table sets forth our key business metrics for the six months ended June 30:

	Six months ended June 30,
	2012	2011
Net subscriber (reductions) additions	15,663	(27,996)
Churn	1.0%	1.7%
Average revenue per subscriber (monthly)	$13.24	$15.94

Net subscribers increased by 15,663 customers during the six months ended June 30, 2012 as compared to decrease of 27,996 during the six months ended June 30, 2011. Due to a continued downward trend in churn as well as the acquisition of Network Solutions’ lower churning significant customer base, churn decreased by 41% to 1.0% in the six months ended June 30, 2012 compared to 1.7% during the same prior year period ended.

The average revenue per subscriber was $13.24 during the six months ended June 30, 2012 down from $15.94 for the same prior year period. The decrease in average revenue per subscriber was due to the addition of lower revenue subscribers from our acquisition of approximately two million Network Solutions customers. Excluding the impact of the Network Solutions acquisition, the average revenue per subscriber increased from the prior year period. Further, the average revenue per subscriber of $13.24 represents an increase of 3 percent over the pro forma average revenue per subscriber of $12.86 for the first quarter following the acquisition ending on December 31, 2011. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Six months ended June 30,
	2012	2011
	(unaudited)
Revenue:
Subscription	$184,806	$80,245
Professional services	5,654	1,477
Total revenue	$190,460	$81,722

Total revenue for the six months ended June 30, 2012 increased $108.7 million primarily due to the acquisition of Network Solutions in October 2011. The majority of the increase was associated with domain and web-related services. The operations of Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on October 27, 2011. Furthermore, we increased revenue by continuing to up-sell our Do It For Me products to the acquired Register.com LP and Network Solutions customer base, in addition to favorable results from our direct advertising television campaigns and increased marketing efforts for our online marketing products.

Subscription Revenue. Subscription revenue increased $104.6 million to $184.8 million in the six months ended June 30, 2012 from $80.2 million for the same prior year period. The increase is due to the overall revenue drivers discussed above.

Professional Services Revenue. Professional services revenue increased $4.2 million to $5.7 million in the six months ended June 30, 2012 from $1.5 million in the same prior year period ended. Professional services revenue increased primarily due to non-recurring website design revenue generated from a new partnership arrangement, in addition to increased custom website development service volume resulting from the Network Solutions acquisition.

Cost of Revenue

	Six months ended June 30,
	2012	2011
	(unaudited)
Cost of revenue:
Subscription	$75,100	$34,616
Professional services	3,307	726
Total cost of revenue	$78,407	$35,342

Cost of Subscription Revenue. Cost of subscription revenue increased $40.5 million to $75.1 million, or 41% of subscription revenue, in the six months ended June 30, 2012 from $34.6 million, or 43% of subscription revenue, in the six months ended June 30, 2011 primarily due to additional costs related to the revenue from the Network Solutions acquisition.

Our gross margin on subscription revenue increased from 57% during the six months ended June 30, 2011 to 59% during the six months ended June 30, 2012 primarily due to favorable product mix. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 51% lower than the historical basis of Register.com LP and Network Solutions. Excluding the $50.6 million and $9.6 million effect of the adjustment related to the fair value of acquired deferred revenue for the quarters ended June 30, 2012 and 2011, respectively, the gross margin was 68% and 61%, respectively. The increase is also related to a favorable product mix, such as domain name registration and related services.

Cost of Professional Services Revenue. Cost of professional services revenue increased by $2.6 million to $3.3 million in the six months ended June 30, 2012 from $0.7 million during the same prior year period. The increase was primarily the result of the costs associated with the development of custom website design revenue.

Operating Expenses

	Six months ended June 30,
	2012	2011
	(unaudited)
Operating Expenses:
Sales and marketing	$55,882	$21,110
Research and development	18,166	6,938
General and administrative	27,023	12,702
Restructuring charges	1,353	245
Depreciation and amortization	39,413	9,517
Total operating expenses	$141,837	$50,512

Sales and Marketing Expenses. Sales and marketing expenses increased $34.8 million to $55.9 million, or 29% of total revenue, during the six months ended June 30, 2012, up from $21.1 million, or 26% of total revenue, during the same prior year period ended. Our sales and marketing expenses increased primarily due to the acquisition of Network Solutions. The increase is also driven by our further investment in sales and marketing activities including direct response television advertising, additional sales resources and online marketing. Overall, there were increases in compensation and benefits of $16.9 million and customer acquisition and marketing expenses of $16.3 million as compared to the same prior year period. In addition, facility related expenses increased by $0.7 million during the six months ended June 30, 2012.

Research and Development Expenses. Research and development expenses increased $11.2 million to $18.2 million, or 9% of total revenue, during the six months ended June 30, 2012 from $6.9 million, or 8% of total revenue, during the six months ended June 30, 2011. Our research and development expenses increased primarily due to the acquisition of Networks Solutions. Overall, there were increases in compensation and benefits of $6.0 million, data and software supporting costs of $4.4 million and facilities rent and related costs of $0.5 million as compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses increased $14.3 million to $27.0 million, or 14% of total revenue, during the six months ended June 30, 2012, up from $12.7 million, or 16% of total revenue, during the six months ended June 30, 2011. Our general and administrative expenses increased as compared to the same prior year period primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $9.1 million, legal and professional fees of $0.9 million, additional facilities-related expense of $1.6 million, software and maintenance expense of $0.6 million and corporate development expenses of $0.6 million. In addition, there was a $0.4 million charge from exiting the Belleville, Illinois lease and writing off facility assets.

Restructuring Charges. Restructuring charges of $1.4 million were recorded in the six months ended June 30, 2012 and are related to employee-related termination costs and relocation expenses primarily resulting from the acquisition of Network Solutions. In addition, $0.2 million was recorded for the future minimum lease payments from the Belleville, Illinois location that was exited in the first quarter of 2012. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $29.9 million to $39.4 million during the six months ended June 30, 2012, up from $9.5 million during the same prior year period. The increase in amortization expense related to the intangible assets and depreciation expense from property and equipment acquired from Network Solutions were the primary drivers for this increase.

Interest Expense, net. Net interest expense of $35.0 million for the six months ended June 30, 2012 is primarily from the term loans and credit facility issued to finance the acquisition of Network Solutions. Included in interest expense during the six months ended June 30, 2012 is $6.3 million of amortization of deferred financing fees, an increase of $5.7 million over the same prior year period.

Gain on Sale of Equity Method Investment . On May 31, 2012, we sold our interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3 percent interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the six months ended June 30, 2012. Approximately $0.4 million of additional proceeds from the sale is held in escrow until the standard representations and warranties have been satisfied. These proceeds, if received, will be recorded as additional gain from the sale of the joint venture.

Our equity in earnings from OrangeSoda, Inc. during the six months ended June 30, 2012 has been presented in the General and Administrative line item in the Consolidated Statement of Comprehensive Loss. These earnings were considered deminimus for separate line item disclosure.

Income Tax Expense. We recorded an income tax benefit and an income tax expense of $10.7 million and $0.5 million in the six months ended June 30, 2012 and 2011, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the six months ended June 30, 2012 reflects an increase in our projected year end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

Discontinued operations. Proceeds of $0.3 million were received during the first six months of 2011 and were recorded as a gain from the sale of discontinued operations resulting from the 2009 sale of our NetObjects Fusion software business. No proceeds were received during the six months ended June 30, 2012.

Outlook. We expect revenue to continue to increase during the remainder of 2012 as we continue to up-sell and cross-sell to our existing customer base of nearly 3 million subscribers. In addition, we expect our net subscriber growth resulting from our increased marketing efforts in the first six months of 2012 to continue to trend upward throughout the year. As we continue to integrate our operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value. We expect strong operating cash flows that will be used to pay down debt and fund incremental marketing investments. As the impact of the fair market value adjustment to deferred revenue acquired in the Register.com LP and Network Solutions transactions decreases over the remainder of 2012, we expect gross margins to improve.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):

	2012	2011
	(unaudited)
Net Cash Provided by Operating Activities	$31,248	$6,794
Net Cash Used in Investing Activities	(120)	(2,221)
Net Cash Used in Financing Activities	(27,744)	(4,908)

Increase (decrease) in Cash and Cash Equivalents	$3,384	$(335)

As of June 30, 2012, we had $16.7 million of unrestricted cash and cash equivalents and $115.5 million in negative working capital, as compared to $13.4 million of cash and cash equivalents and $78.8 million in negative working capital as of December 31, 2011. The deficit in working capital is due primarily to the $176.4 million and $142.2 million of current deferred revenue from subscription revenue as of June 30, 2012 and December 31, 2011, respectively. In addition, the current portion of long term debt obligations has increased by $22.7 million during the six months ended June 30, 2012. The increase in negative working capital is partially offset by higher prepaids, cash and cash equivalents and other current assets as well as a reduction in our accrued restructuring reserve.

Net cash provided by operations for the six months ended June 30, 2012 was $31.2 million as compared to the net cash provided by operations of $6.8 million for the six months ended June 30, 2011. The net loss of $48.8 million adjusted for non-cash items including depreciation and amortization, stock based compensation expense, the gain from the sale of an equity method investment and deferred income taxes resulted in net cash outflows of $13.6 million. Other balance sheet changes included $62.2 million of favorable cash flows from changes in deferred revenue, which more than offset the increase in cash uses from other working capital and balance sheet accounts. Included in the other balance sheet changes during the quarter ended June 30, 2012 was approximately $4.5 million of payments made for the restructuring activities resulting from the October 2011 acquisition of Network Solutions.

Net cash used in investing activities in the six months ended June 30, 2012 was $0.1 million compared to $2.2 million for the same prior year period. Purchases of property and equipment of $7.3 million and $2.7 million were made in the six months ended June 30, 2012 and 2011, respectively. The increase in six months ended June 30, 2012 is primarily due to costs to migrate and streamline our data centers to a centralized location. Proceeds of $7.2 million from the sale of our interest in an equity method investment were received in June of 2012.

Net cash used for financing activities in the six months ended June 30, 2012 and 2011 was $27.7 million and $4.9 million, respectively. Proceeds from the exercise of stock options of $3.5 million and $8.3 million were received during the six months ended June 30, 2012 and 2011, respectively. Approximately $3.2 million and $0.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the six months ended June 30, 2012 and 2011, respectively. Principal payments on long term debt obligations of $28.0 million were made in 2012. The same prior year quarter debt repayments totaled $12.8 million.

Long-term debt

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011 (the “First Lien Credit Agreement”), and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011 (the “Second Lien Credit Agreement”).  The First Lien Credit Agreement provides for (i) a six-year $600 million first lien term loan (the “First Lien Term Loan”) and (ii) a five-year first lien revolving credit facility of $50 million (the “Revolving Credit Facility”).  The Second Lien Credit Agreement provides for a seven-year $150 million second lien term loan (the “Second Lien Term Loan”). The proceeds were used to finance the acquisition of Network Solutions and to pay off the Company’s outstanding debt as well as the assumed debt of Network Solutions, totaling $298.7 million.

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

For purposes of determining the First Lien Net Leverage Ratio and the Total Secured Net Leverage Ratio, the value of Consolidated EBITDA is defined in the credit agreements for the fiscal quarter ended September 30, 2011 as $34.6 million. The Consolidated EBITDA for the quarter ended December 31, 2011 of $44.4 million is calculated on a pro forma basis to include the operations of Network Solutions for the full quarter. The outstanding net debt for purposes of the First Lien Net Leverage Ratio and the Total Secured Net Leverage Ratio as of June 30, 2012 was $588.3 million and $708.3 million, respectively.

The covenant calculations as of June 30, 2012 are calculated on a trailing 12-month basis:

Covenant Description	Covenant Requirement as of June 30, 2012	Ratio at June 30, 2012	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 5.50	3.61	1.89
Total Secured Net Debt to Consolidated EBITDA	Not greater than 7.25	4.35	2.90

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$98,947	$42,241	$190,460	$81,722
Fair value adjustment to deferred revenue	22,783	3,953	50,606	9,572
Non-GAAP revenue	$121,730	$46,194	$241,066	$91,294

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(19,059)	$(1,847)	$(48,838)	$(7,457)
Amortization of intangibles	17,673	3,837	35,365	7,774
Gain on sale of assets	-	-	402	(2)
Stock based compensation	3,059	1,693	5,738	3,226
Income tax (benefit) expense	(4,207)	(111)	(10,745)	462
Restructuring charges	441	149	1,353	245
Corporate development	311	-	645	13
Amortization of deferred financing fees	2,975	318	6,298	626
Cash income tax (expense) benefit	(413)	26	(698)	(148)
Gain on sale of equity method investment	(5,156)	-	(5,156)	-
Fair value adjustment to deferred revenue	22,783	3,953	50,606	9,572
Fair value adjustment to deferred expense	652	65	1,328	157
Non-GAAP net income	$19,059	$8,083	$36,298	$14,468

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Fully diluted shares:
Common stock	47,031	27,589	46,594	27,106
Diluted stock options	2,054	2,451	2,179	2,532
Diluted restricted stock	1,095	1,018	1,122	1,037
Total	50,180	31,058	49,895	30,675

Diluted GAAP net loss per share	$(0.41)	$(0.07)	$(1.05)	$(0.27)
Diluted equity	0.03	0.01	0.07	0.03
Amortization of intangibles	0.36	0.12	0.71	0.24
Gain on sale of assets	-	-	0.01	-
Stock-based compensation	0.06	0.05	0.12	0.11
Income tax (benefit) expense	(0.08)	-	(0.22)	0.02
Restructuring charges	0.01	-	0.03	0.01
Corporate development	0.01	-	0.01	-
Amortization of deferred financing fees	0.06	0.01	0.13	0.02
Cash income tax expense	(0.01)	-	(0.01)	(0.01)
Gain on sale of equity method investment	(0.10)	-	(0.10)	-
Fair value adjustment to deferred revenue	0.44	0.14	1.00	0.31
Fair value adjustment to deferred expense	0.01	-	0.03	0.01
Diluted Non-GAAP net income per share	$0.38	$0.26	$0.73	$0.47

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of GAAP operating loss to non-GAAP operating income
GAAP operating loss	$(11,242)	$(554)	$(29,784)	$(4,132)
Amortization of intangibles	17,673	3,837	35,365	7,774
Loss (gain) on sale of assets	-	-	402	(2)
Stock based compensation	3,059	1,693	5,738	3,226
Restructuring charges	441	149	1,353	245
Corporate development	311	-	645	13
Fair value adjustment to deferred revenue	22,783	3,953	50,606	9,572
Fair value adjustment to deferred expense	652	65	1,328	157
Non-GAAP operating income	$33,677	$9,143	$65,653	$16,853

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-11%	-1%	-16%	-5%
Amortization of intangibles	14%	8%	15%	9%
Restructuring charges	0%	0%	1%	0%
Corporate development	0%	0%	0%	0%
Fair value adjustment to deferred revenue	21%	9%	26%	10%
Fair value adjustment to deferred expense	1%	0%	0%	0%
Stock based compensation	3%	4%	1%	4%
Non-GAAP operating margin	28%	20%	27%	18%

Reconciliation of GAAP operating loss to adjusted EBITDA

GAAP operating loss	$(11,242)	$(554)	$(29,784)	$(4,132)
Depreciation and amortization	19,734	4,696	39,413	9,517
Loss (gain) on sale of assets	-	-	402	(2)
Stock based compensation	3,059	1,693	5,738	3,226
Restructuring charges	441	149	1,353	245
Corporate development	311	-	645	13
Fair value adjustment to deferred revenue	22,783	3,953	50,606	9,572
Fair value adjustment to deferred expense	652	65	1,328	157
Adjusted EBITDA	$35,738	$10,002	$69,701	$18,596

Stock based compensation
Subscription (cost of revenue)	$338	$209	$643	$397
Sales and marketing	745	280	1,361	563
Research and development	507	226	988	436
General and administration	1,469	978	2,746	1,830
Total	$3,059	$1,693	$5,738	$3,226

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $16.7 million and $13.4 million at June 30, 2012 and December 31, 2011, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of June 30, 2012, we have $725.0 million of total debt outstanding. We have exposure to market risk for changes in interest rates related to these borrowings. Our variable rate debt is based on 1-month LIBOR plus 5.5 percent on the First lien agreement and 1-month LIBOR plus 9.5 percent on the Second lien arrangement, both of which are subject to a 1.5 percent LIBOR floor. Our revolving credit facility’s interest rate is 1-month LIBOR plus 5.5 percent. Since the First lien and Second lien arrangements are subject to a LIBOR floor of 1.5 percent, a 10 percent increase or decrease in LIBOR would not impact our interest expense on those loans during the second quarter ended June 30, 2012. A hypothetical 10 percent increase interest rates in effect would have resulted in additional interest expense of $0.2 million and $0.5 million during the three and six months ended June 30, 2012, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2012  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

 The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment-related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at June 30, 2012.

Item 1A.  Risk Factors.

The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012.

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

In October 2011, we entered into debt financing arrangements totaling $800 million, of which $771.0 million of proceeds were used to pay off existing debt and to complete the acquisition of Network Solutions. As of June 30, 2012, $725.0 million of the debt is currently outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends on a significant number of SMBs outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our Web services and products is relatively new and untested. Custom website development has been the predominant method of internet enablement, and SMBs may be slow to adopt our template-based Web services and products. Further, if SMBs determine that having an online presence is not giving their businesses an advantage; they would be less likely to purchase our Web services and products. If the market for our Web services and products fails to grow or grows more slowly than we currently anticipate, or if our Web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

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

Our future performance depends largely on the continuing service of our executive officers and senior management team, especially David Brown, our Chief Executive Officer. Our executives are not contractually obligated to remain employed by us. Accordingly, any of our key employees could terminate their employment with us at any time without penalty and may go to work for one or more of our competitors after the expiration of their non-compete period. The loss of one or more of our executive officers could make it more difficult for us to pursue our business goals and could seriously harm our business.

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

Though we were profitable for the year ended December 31, 2009, we were not profitable for the three months and six months ended June 30, 2012 or for the years ended December 31, 2011, 2010 and 2008 and we may not become or stay profitable in the future.

Although we generated net income for the year ended December 31, 2009, we have not historically been profitable, were not profitable for the three and six months ended June 30, 2012 or for the years ended December 31, 2011, 2010 and 2008, and may not be profitable in future periods. As of June 30, 2012, we had an accumulated deficit of approximately $219.1 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10 .1	Web.com Group, Inc. Supplemental Executive Retirement Plan (4)

10 .2	Web.com Group, Inc. Non-Qualified Deferred Compensation Plan (4)

10 .3	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company (4)

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 19, 2012, and incorporated herein by reference.
(5)	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

August 6, 2012	/s/ Kevin M. Carney
Date	Kevin M. Carney
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10 .1	Web.com Group, Inc. Supplemental Executive Retirement Plan (4)

10 .2	Web.com Group, Inc. Non-Qualified Deferred Compensation Plan (4)

10 .3	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company (4)

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 19, 2012, and incorporated herein by reference.
(5)	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

