Form 10-Q/A
period 2012-06-30
WEB.COM GROUP, INC.
filed 2012-08-27
CIK 1095291

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

EXPLANATORY NOTE

Web.com Group, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q for the period ended June 30, 2012 on August 6, 2012 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-Q/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101. The Company elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail-tagged footnote and schedule submission as permitted by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Original Filing other than those described above. This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Original Filing or, except as described above, modify or update any disclosures made in the Original Filing.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)
/s/ Kevin M. Carney
August 27, 2012
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10 .1	Web.com Group, Inc. Supplemental Executive Retirement Plan (4)

10 .2	Web.com Group, Inc. Non-Qualified Deferred Compensation Plan (4)

10 .3	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company (4)

31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a). **

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5) **

101.1	XBRL Instance Document.*

101.2	XBRL Taxonomy Extension Schema Document.*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.4	XBRL Taxonomy Extension Definition Linkbase Document.*

101.5	XBRL Taxonomy Extension Label Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 19, 2012, and incorporated herein by reference.
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

* The XBRL information is being furnished (not filed) with this Form 10-Q/A.

** Previously filed as an exhibit to the Form 10-Q for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on August 6, 2012.