Form 10-Q
period 2012-09-30
WEB.COM GROUP, INC.
filed 2012-11-05
CIK 1095291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Common Stock, par value $0.001 per share, outstanding as of October 30, 2012: 49,129,580

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30
	2012	2011	2012	2011

Revenue:
Subscription	$102,279	$43,398	$287,451	$123,642
Professional services and other	3,474	505	8,762	1,983
Total revenue	105,753	43,903	296,213	125,625

Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	38,096	17,026	113,196	51,642
Professional services and other	2,099	335	5,407	1,062
Total cost of revenue	40,195	17,361	118,603	52,704

Gross profit	65,558	26,542	177,610	72,921

Operating expenses:
Sales and marketing	30,892	11,080	86,775	32,190
Research and development	7,883	3,264	26,049	10,202
General and administrative	11,417	11,207	38,439	23,908
Restructuring charges	1,171	85	2,524	330
Depreciation and amortization	19,816	4,696	59,228	14,213
Total operating expenses	71,179	30,332	213,015	80,843
Loss from operations	(5,621)	(3,790)	(35,405)	(7,922)

Interest expense, net	(17,166)	(1,486)	(52,121)	(4,598)
Gain on sale of equity method investment	-	-	5,156	-
Loss before income taxes from continuing operations	(22,787)	(5,276)	(82,370)	(12,520)
Income tax benefit (expense)	1,285	(195)	12,031	(657)
Net loss from continuing operations	(21,502)	(5,471)	(70,339)	(13,177)

Discontinued operations:
Gain from discontinued operations, net of tax	-	75	-	325
Income from discontinued operations	-	75	-	325

Net loss	$(21,502)	$(5,396)	$(70,339)	$(12,852)
Other comprehensive income:
Interest rate swap income (loss), net of tax	-	3	-	(32)
Unrealized gains on investments, net of tax	5	-	5	-

Total comprehensive loss	$(21,497)	$(5,393)	$(70,334)	$(12,884)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

(continued)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic earnings per share:
Loss from continuing operations per common share	$(0.45)	$(0.19)	$(1.50)	$(0.48)
Income from discontinued operations per common share	$-	$-	$-	$0.01
Net loss per common share	$(0.45)	$(0.19)	$(1.50)	$(0.47)

Diluted earnings per share:
Loss from continuing operations per common share	$(0.45)	$(0.19)	$(1.50)	$(0.48)
Income from discontinued operations per common share	$-	$-	$-	$0.01
Net loss per common share	$(0.45)	$(0.19)	$(1.50)	$(0.47)

Basic weighted average common shares outstanding	47,307	27,705	46,834	27,308
Diluted weighted average common shares outstanding	47,307	27,705	46,834	27,308

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheet

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,487	$13,364
Restricted investments	601	296
Accounts receivable, net of allowance of $2,061 and $1,560, respectively	17,808	13,094
Prepaid expenses	10,380	5,184
Deferred expenses	58,585	57,302
Deferred taxes	16,089	18,563
Deferred financing fees and other	6,378	4,716
Total current assets	121,328	112,519
Restricted investments	710	714
Property and equipment, net	38,830	25,696
Deferred expenses	64,309	68,136
Goodwill	628,176	631,362
Intangible assets, net	487,025	539,979
Other assets	14,471	21,074
Total assets	$1,354,849	$1,399,480
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,909	$4,931
Accrued expenses	12,391	15,953
Accrued compensation and benefits	12,658	15,956
Accrued restructuring costs	3,307	5,687
Deferred revenue	182,830	142,157
Current portion of long-term debt	15,302	4,182
Other liabilities	2,624	2,496
Total current liabilities	240,021	191,362
Deferred revenue	167,413	132,814
Long-term debt	666,902	714,703
Deferred tax liabilities	66,217	84,832
Other long-term liabilities	3,926	4,013
Total liabilities	1,144,479	1,127,724
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 49,100,570 and 47,359,304 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	49	47
Additional paid-in capital	450,901	441,955
Accumulated other comprehensive income	5	-
Accumulated deficit	(240,585)	(170,246)
Total stockholders' equity	210,370	271,756
Total liabilities and stockholders' equity	$1,354,849	$1,399,480

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(70,339)	$(12,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	(5,156)	-
Gain on sale of discontinued operations, net of tax	-	(325)
Depreciation and amortization	59,228	14,213
Stock-based compensation expense	8,850	4,985
Deferred income tax (benefit) expense	(13,084)	184
Amortization of debt issuance costs and other	9,770	949
Changes in operating assets and liabilities:
Accounts receivable, net	(4,707)	371
Prepaid expenses and other assets	(6,156)	(796)
Prepaid registry fees	2,512	817
Accounts payable	5,116	(160)
Accrued expenses and other liabilities	(3,618)	496
Accrued compensation and benefits	(3,332)	(3,944)
Accrued restructuring	(3,013)	(2,010)
Deferred revenue	75,275	8,542
Net cash provided by operating activities	51,346	10,470

Cash flows from investing activities
Proceeds from sale of discontinued operations	-	325
Proceeds from sale of equity method investment	7,197	-
Purchase of property and equipment	(18,990)	(3,598)
Other	-	82
Net cash used in investing activities	(11,793)	(3,191)

Cash flows from financing activities
Stock issuance costs	(11)	(9)
Common stock repurchased	(3,497)	(448)
Payment of debt obligations	(42,500)	(16,010)
Proceeds from exercise of stock options	4,578	8,633
Net cash used in financing activities	(41,430)	(7,834)
Net decrease in cash and cash equivalents	(1,877)	(555)
Cash and cash equivalents, beginning of period	13,364	16,307
Cash and cash equivalents, end of period	$11,487	$15,752

Supplemental cash flow information
Interest paid	$43,039	$3,762
Income tax paid	$196	$927

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of internet services for small- to medium-sized businesses (“SMBs”) and is a global domain name registrar. To further meet the internet needs of SMBs anywhere along their lifecycle, the Company provides SMBs with affordable subscription solutions including website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services.

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

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2012, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012 and 2011, the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, and the related notes to the consolidated financial statements are unaudited. The consolidated statement of comprehensive loss for the three and nine months ended September 30, 2012 and the consolidated statement of cash flows for the nine months ended September 30, 2012 include the operations of Network Solutions. The consolidated balance sheets as of September 30, 2012 and December 31, 2011 include the assets and liabilities of Network Solutions.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2012, and the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011 and the cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Significant Accounting Policies

Goodwill and Other Intangible Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is determined to have an indefinite useful life and is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows. The Company completed its annual goodwill impairment test during the fourth quarter of 2011 and determined goodwill was not impaired. In addition, there were no indicators of impairment during the nine months ended September 30, 2012.

Intangible assets acquired as part of a business combination are accounted for in accordance with ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired in accordance with ASC 350. The Company completed its annual indefinite lived impairment test as of December 31, 2011 and determined that there was no impairment. There were no indicators of impairment during the nine months ended September 30, 2012.

Definite-lived intangible assets are amortized on a straight-line basis over the periods in which the Company receives the related benefit, which range between one and sixteen years.

Deferred expenses

Deferred expenses primarily consist of prepaid domain name registry fees that are paid at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.

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

Stock-Based Employee Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, the fair value of all stock awards is recognized as compensation expense over the requisite service period for awards expected to vest.

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

Recently Adopted Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ASU 2012-02. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. An entity will have an option not to annually calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the implementation of this guidance to materially impact the consolidated financial position, results of operations or cash flows upon adoption.

In September 2011, the FASB issued an ASU to the Intangibles—Goodwill and Other Topics in the ASC which permits an entity to first use qualitative factors to determine if there is a potential impairment in goodwill. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This rule is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The implementation of this guidance did not materially impact the Company’s consolidated financial position, results of operations or cash flows upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, to eliminate the option to report comprehensive income and its components in the statement of changes in equity. Under ASU No. 2011-05, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted ASU No. 2011-05 as amended by ASU No. 2011-12, on January 1, 2012 and has elected to present items of net income and other comprehensive income in one continuous statement.

2. Discontinued Operations

On May 26, 2009, the Company sold its NetObjects Fusion software business for $4.0 million. The Company no longer considered the NetObjects Fusion license software product core to its predominantly subscription-based business model. The NetObjects Fusion software enabled customers to build websites either for themselves or for others. The Company has received partial payments, net of tax, totaling $1.4 million through December 31, 2011 in connection with the NetObjects Fusion sale. The remaining $2.6 million of proceeds are scheduled to be paid using a formula based on estimated revenue, with the entire balance scheduled to be paid by May 26, 2013. The remaining proceeds, if received, will be recorded as a gain from the sale of discontinued operations upon receipt. During the three and nine months ended September 30, 2011, the Company received $0.1 million and $0.3 million, respectively, of proceeds from the buyer. No additional proceeds have been received during the nine months ended September 30, 2012.

3. Business Combinations

On October 27, 2011, the Company completed the acquisition of 100% of the equity interests in Network Solutions, a provider of global domain names, web hosting and online marketing services, pursuant to the Purchase Agreement dated August 3, 2011. In addition to bringing approximately 2 million subscribers, who present substantial cross- and up-sell opportunities, Network Solutions also brings highly complementary products, sales channels and operating capabilities. The purchase price paid to the Sellers was $569.0 million consisting of $405.1 million in cash and the issuance of 18 million shares of Web.com common stock valued at $9.16 per share. In connection with the acquisition, the Company assumed the obligation to pay approximately $211.7 million of outstanding debt of Network Solutions and paid off such liabilities at closing with borrowings from the Company’s new credit facilities, and assumed certain other liabilities. See Note 7 to the Company’s financial statements for the fiscal year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2012. In connection with the acquisition, the Company incurred approximately $11.6 million of acquisition-related transaction costs during the year ended December 31, 2011, $3.8 million of which was recorded during the three and nine months ended September 30, 2011. These expenses were recorded in the general and administrative line item in the consolidated statements of comprehensive loss.

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

Goodwill decreased by approximately $3.2 million during the nine months ended September 30, 2012 primarily due to finalizing the Network Solutions’ income tax returns. The following table summarizes the Company’s final purchase price allocation based on the fair values of the assets acquired and liabilities assumed on October 27, 2011 (in thousands):

Tangible current assets	$14,910
Property and equipment	17,506
Other non-current assets	6,068
Deferred expenses, current and non-current	99,670
Developed technology	129,640
Customer relationships	230,140
Domain/trade names	98,230
Non-compete agreements	600
Goodwill	504,991
Current liabilities	(26,528)
Long-term debt	(211,672)
Deferred revenue, current and non-current	(184,391)
Deferred tax liability	(110,138)
Net assets acquired	$569,026

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

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the Network Solutions acquisition had occurred on January 1, 2010 for the three and nine months ended September 30, 2011 reflected below. The Company has made adjustments to the historical Web.com and Network Solutions financial information that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Network Solutions for the entire periods presented.

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

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Revenue	$100,342	$294,646
Net loss	$(34,207)	$(105,268)

Basic earnings per share:
Net loss per share	$(0.75)	$(2.32)

Diluted earnings per share:
Net loss per share	$(0.75)	$(2.32)

Basic weighted-average common shares outstanding	45,705	45,308

Diluted weighted-average common shares outstanding	45,705	45,308

4. Earnings per Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Loss from continuing operations	$(21,502)	$(5,471)	$(70,339)	$(13,177)
Income from discontinued operations	—	75	—	325
Net loss	$(21,502)	$(5,396)	$(70,339)	$(12,852)

Weighted-average outstanding shares of common stock	47,307	27,705	46,834	27,308
Dilutive effect of stock options and restricted stock	—	—	—	—
Common stock and common stock equivalents	47,307	27,705	46,834	27,308
Basic earnings per share:
Loss from continuing operations	$(0.45)	$(0.19)	$(1.50)	$(0.48)
Income from discontinued operations	—	—	—	0.01
Net loss per share	$(0.45)	$(0.19)	$(1.50)	$(0.47)
Diluted earnings per share:
Loss from continuing operations	$(0.45)	$(0.19)	$(1.50)	$(0.48)
Income from discontinued operations	—	—	—	0.01
Net loss per share	$(0.45)	$(0.19)	$(1.50)	$(0.47)

For the three and nine months ended September 30, 2012 and 2011, options to purchase common stock and unvested shares of common stock totaling 8.8 million and 6.4 million common shares, respectively, were not included in the calculation of the weighted average shares for diluted net loss per common share because the effect would have been anti-dilutive.

5. Goodwill and Intangible Assets

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the nine months and year ended September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30,	December 31,
	2012 *	2011 *
Goodwill balance at beginning of year	$733,656	$224,806
Accumulated impaired goodwill at beginning of year	(102,294)	(102,294)
Goodwill balance at beginning of year, net	631,362	122,512
Goodwill acquired during the year	—	508,176
Goodwill adjusted during the year (1)	(3,186)	674
Goodwill balance at end of year, net	$628,176	$631,362

*Gross goodwill balances were $730,470 and $733,656 as of September 30, 2012 and December 31, 2011, respectively. This includes accumulated impairment losses of $102,294 as of September 30, 2012 and December 31, 2011.

(1) See Note 3, Business Combinations for information surrounding the changes to goodwill during the nine months ended September 30, 2012.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011	Weighted-average Amortization Period as of September 30, 2012
Indefinite-lived intangible assets:
Domain/Trade names	$128,000	$128,000

Definite lived intangible assets:
Non-compete agreements	4,008	4,008	1 month
Customer relationships	285,135	285,135	126 months
Developed technology	187,563	187,563	42 months
Other	100	100
Accumulated amortization	(117,781)	(64,827)
	$487,025	$539,979

The weighted-average amortization period for the amortizable intangible assets as of September 30, 2012, is approximately 8.1 years. Total amortization expense was $17.6 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively. Total amortization expense was $53.0 million and $11.7 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the amortization expense for the next five years is as follows (in thousands):

2012 (remainder of year)	$17,398
2013	67,833
2014	59,200
2015	36,543
2016	34,593
Thereafter	143,458
Total	$359,025

6. Restructuring Costs

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

The Company continues to incur restructuring charges for future service that is required by certain Network Solutions employees up to their scheduled termination dates throughout 2012 as well as for relocating employees. During the three months ended September 30, 2012, the Company reduced severance expense by $0.3 million for individuals that have forfeited their benefits. Additional severance and relocation expense, net of forfeited benefits, of $0.8 million was recorded during the nine months ended September 30, 2012. The Company incurred approximately $0.1 million and $0.3 million in restructuring costs during the three and nine months ended September 30, 2011 related to its 2010 acquisition of Register.com LP.

On March 31, 2012, the Company exited its sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was recorded as restructuring expense during the first quarter ended March 31, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was recorded during the three months ended March 31, 2012 in the general and administrative line item in the consolidated statement of comprehensive loss.

During September 2012, the Company early terminated its contract for telesales and marketing services with Red Ventures LLC and incurred a $1.5 million charge to exit the agreement. General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and also has a 25 percent ownership interest in Red Ventures. The Company recorded the $1.5 million as restructuring charges in the consolidated statement of comprehensive loss during the three months ended September 30, 2012. See Note 12, Related Party Transactions, for additional information on the total expenses between the Company and Red Ventures.

As of September 30, 2012 and December 31, 2011, $3.3 million and $5.7 million, respectively, were recorded as current restructuring expenses expected to be paid during the next twelve months. The non-current accrued restructuring was $1.3 million and $2.0 million as of September 30, 2012 and December 31, 2011, respectively.

The table below summarizes the activity of accrued restructuring costs and other reserves during the nine months ended September 30, 2012 (in thousands):

	Balance as of December 31, 2011	Additions	Cash Payments	Change in Estimates/ Other	Balance as of September 30, 2012
Contract termination costs	$3,341	$1,672	$(1,125)	$94	$3,982
Employee termination benefits and other restructuring costs	4,308	852	(4,540)	—	620

Total accrued restructuring	$7,649	$2,524	$(5,665)	$94	$4,602

7. Sale of Equity Method Investment

On May 31, 2012, the Company sold its interest in an equity method investment named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. The Company acquired its 25.3 percent interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million. Approximately $0.4 million of additional proceeds from the sale is held in escrow until the standard representations and warranties have been satisfied. The Company will record these proceeds, if received, as additional gain from the sale of the equity method investment.

The Company’s equity in earnings from OrangeSoda, Inc. during the nine months ended September 30, 2012 has been presented in the general and administrative line item in the consolidated statement of comprehensive loss. These earnings were considered deminimus for separate line item disclosure.

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

During the nine months ended September 30, 2012, the Company paid down $30.5 million of the First Lien Term Loan. In addition, the Company reduced the outstanding balance of its Revolving Credit Facility by $12.0 million during the nine months ended September 30, 2012. As of September 30, 2012 and December 31, 2011, the Company had $26.7 million and $13.4 million, respectively, available under the Revolving Credit Facility.

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

Outstanding long-term debt and the interest rates in effect at September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Revolving Credit Facility maturing 2016, 5.86% and 5.88% at 9/30/2012 and 12/31/2011, respectively, based on LIBOR plus 5.625%	$21,000	$33,000
First Lien Term Loan due 2017, 7.0%, based on 1.5% LIBOR floor plus 5.5%, less unamortized discount of $20,672 and $25,974 at 9/30/2012 and 12/31/2011, effective rate of 8.92% and 9.14%, respectively.	548,828	574,026
Second Lien Term Loan due 2018, 11.0%, based on 1.5% LIBOR floor plus 9.5%, less unamortized discount of $7,666 and $8,222 at 9/30/2012 and 12/31/2011, effective rate of 13.26%.	112,334	111,778
Capital Lease Obligations	42	81
Total Outstanding Debt	682,204	718,885
Less: Current Portion of Long-Term Debt	(15,302)	(4,182)
Long-Term Portion	$666,902	$714,703

Debt discount and issuance costs

The First Lien Term Loan, Second Lien Term Loan and Revolving Credit Facility resulted in total net proceeds of $733.5 million upon issuance. The unamortized original issuance discount is reported net in the long term debt line item in the consolidated balance sheets. The total discount of $37.5 million is being amortized to interest expense using the effective interest method. At September 30, 2012 and December 31, 2011, $6.2 million and $6.8 million, respectively, is reflected as a reduction in the current debt obligations and $22.2 million and $27.3 million, respectively, reduced the long term debt obligations.

The Company also incurred approximately $21.2 million of debt issuance costs comprised of fees and expenses. These costs are also being amortized to interest expense using the effective interest method. As of September 30, 2012 and December 31, 2011 the current portion of unamortized debt issuance costs was $3.6 million and $4.0 million, respectively, and the non-current portion was $12.6 million and $15.7 million, respectively. These costs are reported in the deferred financing fees and other current and other non-current asset line items in the consolidated balance sheets.

The Company recorded $3.1 million and $0.3 million of interest expense from amortizing debt issuance and discount costs during the three months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, $9.4 million and $0.9 million, respectively, was recorded.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2012 and reflected the estimate as current maturities, net of prepayments made through September 30, 2012. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. As of September 30, 2012, total estimated principal payments due for the next five years and thereafter are as follows:

Year 1	$21,416
Year 2	30,000
Year 3	30,000
Year 4	30,000
Year 5	51,000
Thereafter	548,084

$710,500
Less current portion	(21,416)
Long-term principal payments	$689,084

First Lien Repricing

In October 2012, the Company began the process to re-price its First Lien Credit Facility. The Company intends to obtain improved interest rates and terms as well as a $10 million increase in its Revolving Credit Facility to $60 million.

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents carrying value approximates fair market value as of September 30, 2012 and December 31, 2011 due to the short maturity of these items. As of September 30, 2012 and December 31, 2011, the fair value of the Company’s First Lien and Second Lien Term Loans was $696.0 million and $658.2 million, respectively, based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The revolving credit facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of September 30, 2012 and December 31, 2011.

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

The Company recognized an income tax benefit of $1.3 million and an income tax expense of $0.2 million during the three months ended September 30, 2012 and 2011, respectively, based upon its estimated annual effective rate. The Company recognized an income tax benefit and expense of $12.0 million and $0.7 million during the nine months ended September 30, 2012 and 2011, respectively. The Company’s estimated annual effective tax rate for the three and nine months ended September 30, 2012 reflects an increase in our projected year-end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

11. Stock-Based Compensation

Stock Options

Compensation costs related to the Company’s stock option plans were $2.0 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. Compensation expense for the nine months ended September 30, 2012 and 2011 was approximately $5.7 million and $2.1 million, respectively. As of September 30, 2012, the Company had $17.5 million of unrecognized compensation costs related to share-based payments, which is expected to recognized over a weighted average period of 2.7 years. During the three and nine months ended September 30, 2012, 0.1 million and 1.3 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense for the three months ended September 30, 2012 and 2011 was approximately $1.1 million and $0.8 million, respectively. Compensation expense for the nine months ended September 30, 2012 and 2011 was approximately $3.2 million and $2.9 million, respectively. As of September 30, 2012, there was approximately $7.9 million of total unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 1.7 years. During the three months ended, approximately 17 thousand shares were forfeited in lieu of income tax withholding requirements. During the nine months ended September 30, 2012, 0.4 million restricted common shares were issued.

During the nine months ended September 30, 2012 and 2011, $3.5 million and $0.4 million, respectively, of cash was used to pay the minimum withholding tax requirements in lieu of receiving common shares.

12. Related Party Transactions

The Company outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $0.3 million and $0.6 million of expense during the three and nine months ended September 30, 2012, respectively.

The Company incurred approximately $5.8 million and $18.0 million of expense for sales and marketing services provided by Red Ventures during the three and nine months ended September 30, 2012, respectively. General Atlantic LLC also has a 25 percent ownership interest in Red Ventures. Effective September 30, 2012, the Company elected to terminate its agreement with Red Ventures and transfer responsibility for Telesales operations and pay-per-click services from Red Ventures to the Company. The Company will pay Red Ventures a transition buy-out fee of $1.5 million over the next 5 months. The $1.5 million is recorded in restructuring charges in the consolidated statement of comprehensive loss for the three and nine months ended September 30, 2012. As of September 30, 2012 and December 31, 2011, the Company had $3.7 million and $2.7 million payable to Red Ventures, respectively.

13. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.6 million in standby letters of credit as of September 30, 2012, $2.3 million of which was drawn against the Revolving Credit Facility.

The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at September 30, 2012.

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

Overview

We are a leading provider of internet services for small- to medium-sized businesses, or SMBs and a global domain name registrar. We seek to meet the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including domain name registration, website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. We offer SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their business.  The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With nearly 3 million subscribers as of September 30, 2012, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

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

We sell our products and services via our direct sales force, which operates in the U.S. and Canada. In addition to these sales centers, we acquire many customers through online and affiliate marketing activities. Recently, we rolled out a “Feet on the Street” direct sales initiative, a Direct Response Television, or DRTVcampaign and entered into certain brand-oriented sponsorship programs. We also sell web services and products to customers identified by companies with which it has strategic marketing relationships. Typically, our strategic marketing partners have established brand names and attract a large number of SMB customers. We also acquire a large number of customers directly through online and affiliate marketing activities that target SMBs that want to establish or enhance their online presence.

To increase our revenue and take advantage of our market opportunity, we plan to expand our subscriber base as well as further our cross-sell/up-sell strategy with our domain name customers from Network Solutions and Register.com LP. We intend to continue to hire additional personnel, particularly in outbound and inbound sales and marketing; develop additional services and products; add to our infrastructure to support our growth; and expand our operational and financial systems to manage our growing business. As we have in the past, we will continue to evaluate acquisition opportunities to increase the value and breadth of our Web services and product offerings, and expand our subscriber base.

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

Average Revenue per Subscriber

Average revenue per subscriber, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $18.4 million and $2.8 million for the three months ended September 30, 2012 and 2011, and $69.0 million and $12.3 million for the nine months ended September 30, 2012 and 2011, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

Sources of Revenue

We derive our revenue from a variety of services to SMBs, including web design and services, domain name registration and services, online marketing, search engine optimization, eCommerce solutions, logo design and home contractor lead services. Leads are generated through online advertising campaigns targeting customers in need of web design, hosting or online marketing solutions, through strategic partnerships with enterprise partners, or through our corporate websites. In addition, we continue to up-sell to the acquired customer bases of Register.com LP and Network Solutions.

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

For the three and nine months ended September 30, 2012, subscription revenue accounted for approximately 97% of our total revenue as compared to 99% and 98% for the three and nine months ended September 30, 2011, respectively. The number of paying subscribers of our Web services and lead generation products drives subscription revenue as well as the subscription price that we charge for these services. The number of paying subscribers is affected both by the number of new customers we acquire in a given period and by the number of existing customers we retain during that period. We expect other sources of revenue to decline as a percentage of total revenue over time.

Professional Services and Other Revenue

We generate professional services and other revenue primarily from custom website design, eCommerce store design and support services, and Do It Yourself logo design. Our custom website design and eCommerce store design work is typically billed on a fixed price basis and over very short periods. Our Do It Yourself logo design is typically billed upon the point-of-sale of the final product, which is created by the customer.

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

Operating Expenses

Sales and Marketing Expense

Our largest direct marketing expenses are the costs associated with the online marketing channels we use to acquire and promote our services. These channels include search marketing, affiliate marketing, direct television advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff. Sales and marketing expenses also include marketing programs, including advertising, corporate sponsorships, events, corporate communications, other brand building and product marketing expenses and allocated overhead costs.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as computer software and hardware, equipment, furniture and fixtures, building and building improvements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report on Form 10-K.

Results of Operations

Comparison of the Results for the Three Months Ended September 30, 2012 to the Results for the Three Months Ended September 30, 2011

The following table sets forth our key business metrics for the three months ended September 30:

	Three months ended September 30,
	2012*	2011
Net subscriber additions (reductions)	17,871	(12,642)
Churn	1%	2%
Average revenue per subscriber (monthly)	$13.49	$16.73

*The metrics for the three months ended September 30, 2012 include the operating results of Network Solutions.

Net subscribers increased by 17,871 customers during the three months ended September 30, 2012 as compared to a decrease of 12,642 during the three months ended September 30, 2011. In addition, due to a continued downward trend in churn as well as the acquisition of Network Solutions’ lower churning significant customer base, churn decreased to approximately 1% in the three months ended September 30, 2012 as compared to approximately 2% from the same prior year period ended. The increase in customers is primarily due to our increased marketing efforts during the third quarter ended September 30, 2012.

The average revenue per subscriber was $13.49 during the three months ended September 30, 2012, down from $16.73 for the same prior year period. The decrease in average revenue per subscriber was due to the addition of lower revenue subscribers from our acquisition of approximately two million Network Solutions’ customers. Excluding the impact of the Network Solutions acquisition, the average revenue per subscriber increased from the prior year period. Further, the average revenue per subscriber of $13.49 represents an increase of 1% over the average revenue per subscriber of $13.34 for the second quarter ended June 30, 2012. When compared to the pro forma average revenue per subscriber of $12.86 for the three months ended December 31, 2011 giving effect to the Network Solutions acquisition, the three months ended September 30, 2012 was up 5 percent. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended September 30,
	2012	2011
	(unaudited, in thousands)
Revenue:
Subscription	$102,279	$43,398
Professional services and other	3,474	505
Total revenue	$105,753	$43,903

Total revenue for the three months ended September 30, 2012 increased $61.9 million primarily due to the acquisition of Network Solutions in October 2011. The majority of the increase was associated with our domain and web-related services. In addition, the operations of Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on October 27, 2011. Furthermore, we increased revenue by continuing to up-sell our Do It For Me products to the acquired Register.com LP and Network Solutions customer base, in addition to favorable results from our direct advertising television campaigns and increased marketing efforts for our online marketing products.

Subscription Revenue. Subscription revenue increased $58.9 million to $102.3 million in the three months ended September 30, 2012 from $43.4 million for the same prior year period. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue increased $3.0 million to $3.5 million in the three months ended September 30, 2012 from $0.5 million in the same prior year period ended. Professional services revenue increased primarily due to non-recurring website design revenue generated, in addition to increased custom website development service volume resulting from both the Register.com and Network Solutions acquisitions.

Cost of Revenue

	Three months ended September 30,
	2012	2011
	(unaudited)
Cost of revenue:
Subscription	$38,096	$17,026
Professional services and other	2,099	335
Total cost of revenue	$40,195	$17,361

Cost of Subscription Revenue. Cost of subscription revenue increased $21.1 million to $38.1 million, or 37% of subscription revenue, in the three months ended September 30, 2012 from $17.0 million, or 39% of subscription revenue, in the three months ended September 30, 2011 primarily due to additional costs related to the revenue from the Network Solutions acquisition.

Our gross margin on subscription revenue increased from 61% during the three months ended September 30, 2011 to 63% during the three months ended September 30, 2012. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 51% lower than the historical basis of Register.com LP and Network Solutions. Excluding the $18.4 million and $2.8 million effect of the adjustment related to the fair value of acquired deferred revenue for the quarters ended September 30, 2012 and 2011, respectively, the gross margin was 68% and 63%, respectively. The increase is related to a favorable gross margin product mix, such as domain name registration and related services.

Cost of Professional Services and Other Revenue. Cost of professional services revenue increased by $1.8 million to $2.1 million in the three months ended September 30, 2012 from $0.3 million during the same prior year period. The increase was primarily the result of the volume increase in custom website design revenue.

Operating Expenses

	Three months ended September 30,
	2012	2011
	(unaudited)
Operating Expenses:
Sales and marketing	$30,892	$11,080
Research and development	7,883	3,264
General and administrative	11,417	11,207
Restructuring charges	1,171	85
Depreciation and amortization	19,816	4,696
Total operating expenses	$71,179	$30,332

Sales and Marketing Expenses. Sales and marketing expenses increased $19.8 million to $30.9 million, or 29% of total revenue, during the three months ended September 30, 2012, up from $11.1 million, or 25% of total revenue, during the three months ended September 30, 2011. Our sales and marketing expenses increased primarily due to the acquisition of Network Solutions. However, the increase is also driven by our further investment in sales and marketing activities including direct response television advertising, corporate sponsorships, additional sales resources and online marketing. Overall, there were increases in compensation and benefits of $8.0 million and customer acquisition and marketing expenses of $10.9 million as compared to the same prior year period.

Research and Development Expenses. Research and development expenses increased $4.6 million to $7.9 million, or 7% of total revenue, during the three months ended September 30, 2012 from $3.3 million, or 7% of total revenue, during the three months ended September 30, 2011. Our research and development expenses increased primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $1.7 million and data and software supporting costs of $2.2 million as compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses increased $0.2 million to $11.4 million, or 11% of total revenue, during the three months ended September 30, 2012, up from $11.2 million, or 26% of total revenue, during the three months ended September 30, 2011. Our general and administrative expenses increased as compared to the same prior year period primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $3.2 million, professional fees of $0.5 million, additional facilities-related expense of $0.7 million, and software and maintenance expense of $0.3 million. These increases were offset by a decrease in acquisition-related corporate development expenses of $5.3 million.

Restructuring Charges. Restructuring charges of $1.2 million were recorded in the third quarter ended September 30, 2012 and are primarily related to contract termination costs. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $15.1 million to $19.8 million during the three months ended September 30, 2012, up from $4.7 million during the same prior year period. The primary drivers for the increase in amortization expense is related to the intangible assets and depreciation expense from property and equipment acquired from Network Solutions.

Interest Expense, net. Net interest expense of $17.2 million for the three months ended September 30, 2012 is primarily from the term loans and credit facility issued to finance the acquisition of Network Solutions. Included in interest expense during the three months ended September 30, 2012 is $3.1 million of amortization of deferred financing fees.

Income Tax Expense. We recorded an income tax benefit and income tax expense of $1.3 million and $0.2 million in the three months ended September 30, 2012 and 2011, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended September 30, 2012 reflects an increase in our projected year end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

Comparison of the Results for the Nine Months Ended September 30, 2012 to the Results for the Nine Months Ended September 30, 2011

The following table sets forth our key business metrics for the nine months ended September 30:

	Nine months ended September 30,
	2012	2011
Net subscriber additions (reductions)	33,532	(40,638)
Churn	1%	2%
Average revenue per subscriber (monthly)	$13.33	$16.20

Net subscribers increased by 33,532 customers during the nine months ended September 30, 2012 as compared to decrease of 40,638 during the nine months ended September 30, 2011. Due to a continued downward trend in churn as well as the acquisition of Network Solutions’ lower churning significant customer base, churn decreased to 1% in the nine months ended September 30, 2012 compared to 2% during the same prior year period ended.

The average revenue per subscriber was $13.33 during the nine months ended September 30, 2012 down from $16.20 for the same prior year period. The decrease in average revenue per subscriber was due to the addition of lower revenue subscribers from our acquisition of approximately two million Network Solutions customers. Excluding the impact of the Network Solutions acquisition, the average revenue per subscriber increased from the prior year period. Further, the average revenue per subscriber of $13.33 represents an increase of 4 percent over the pro forma average revenue per subscriber of $12.86 for the first quarter following the acquisition ending on December 31, 2011. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Nine months ended September 30,
	2012	2011
	(unaudited)
Revenue:
Subscription	$287,451	$123,642
Professional services and other	8,762	1,983
Total revenue	$296,213	$125,625

Total revenue for the nine months ended September 30, 2012 increased $170.6 million primarily due to the acquisition of Network Solutions in October 2011. The majority of the increase was associated with domain and web-related services. The operations of Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on October 27, 2011. Furthermore, we increased revenue by continuing to up-sell our Do It For Me products to the acquired Register.com LP and Network Solutions customer base, in addition to favorable results from our direct advertising television campaigns and increased marketing efforts for our online marketing products.

Subscription Revenue. Subscription revenue increased $163.8 million to $287.5 million in the nine months ended September 30, 2012 from $123.6 million for the same prior year period. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue increased $6.8 million to $8.8 million in the nine months ended September 30, 2012 from $2.0 million in the same prior year period ended. Professional services revenue increased primarily due to non-recurring website design revenue generated from increased custom website development service volume resulting from the Register.com and Network Solutions acquisitions.

Cost of Revenue

	Nine months ended September 30,
	2012	2011
	(unaudited)
Cost of revenue:
Subscription	$113,196	$51,642
Professional services and other	5,407	1,062
Total cost of revenue	$118,603	$52,704

Cost of Subscription Revenue. Cost of subscription revenue increased $61.6 million to $113.2 million, or 39% of subscription revenue, in the nine months ended September 30, 2012 from $51.6 million, or 42% of subscription revenue, in the nine months ended September 30, 2011 primarily due to additional costs related to the revenue from the Network Solutions acquisition.

Our gross margin on subscription revenue increased from 58% during the nine months ended September 30, 2011 to 61% during the nine months ended September 30, 2012 primarily due to favorable product mix. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 51% lower than the historical basis of Register.com LP and Network Solutions. Excluding the $69.0 million and $12.3 million effect of the adjustment related to the fair value of acquired deferred revenue for the nine months ended September 30, 2012 and 2011, respectively, the gross margin was 68% and 62%, respectively. The increase is also related to a favorable product mix, such as domain name registration and related services.

Cost of Professional Services and Other Revenue. Cost of professional services revenue increased by $4.3 million to $5.4 million in the nine months ended September 30, 2012 from $1.1 million during the same prior year period. The increase was primarily the result of the costs associated with the increased volume of custom website design.

Operating Expenses

	Nine months ended September 30,
	2012	2011
	(unaudited)
Operating Expenses:
Sales and marketing	$86,775	$32,190
Research and development	26,049	10,202
General and administrative	38,439	23,908
Restructuring charges	2,524	330
Depreciation and amortization	59,228	14,213
Total operating expenses	$213,015	$80,843

Sales and Marketing Expenses. Sales and marketing expenses increased $54.6 million to $86.8 million, or 29% of total revenue, during the nine months ended September 30, 2012, up from $32.2 million, or 26% of total revenue, during the same prior year period ended. Our sales and marketing expenses increased primarily due to the acquisition of Network Solutions. The increase is also driven by our further investment in sales and marketing activities including direct response television advertising, corporate sponsorships, additional sales resources and online marketing. Overall, there were increases in compensation and benefits of $24.9 million and customer acquisition and marketing expenses of $27.2 million as compared to the same prior year period. In addition, facility related expenses increased by $1.1 million during the nine months ended September 30, 2012.

Research and Development Expenses. Research and development expenses increased $15.8 million to $26.0 million, or 9% of total revenue, during the nine months ended September 30, 2012 from $10.2 million, or 8% of total revenue, during the nine months ended September 30, 2011. Our research and development expenses increased primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $7.8 million, data and software supporting costs of $6.6 million and facilities rent and related costs of $0.8 million as compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses increased $14.5 million to $38.4 million, or 13% of total revenue, during the nine months ended September 30, 2012, up from $23.9 million, or 19% of total revenue, during the nine months ended September 30, 2011. Our general and administrative expenses increased as compared to the same prior year period primarily due to the acquisition of Network Solutions. Overall, there were increases in compensation and benefits of $12.3 million, legal and professional fees of $1.4 million, additional facilities-related expense of $2.0 million, and software, equipment and maintenance expense of $1.8 million. Personal property and franchise taxes also increased by $0.5 million during the nine months ended September 30, 2012. In addition, there was a $0.4 million charge from exiting the Belleville, Illinois lease and writing off facility assets. These increases were partially offset by a decrease in acquisition-related corporate development expenses of $5.3 million.

Restructuring Charges. Restructuring charges of $2.5 million were recorded in the nine months ended September 30, 2012 and are related to a $1.5 million contract termination fee and other employee-related termination costs and relocation expenses primarily resulting from the acquisition of Network Solutions. In addition, $0.2 million was recorded for the future minimum lease payments from the Belleville, Illinois location that was exited in the first quarter of 2012. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $45.0 million to $59.2 million during the nine months ended September 30, 2012, up from $14.2 million during the same prior year period. The increase related primarily to the intangible assets and property and equipment acquired from Network Solution in October of 2011.

Interest Expense, net. Net interest expense of $52.1 million for the nine months ended September 30, 2012 is primarily from the term loans and credit facility issued to finance the acquisition of Network Solutions. Included in interest expense during the nine months ended September 30, 2012 is $9.4 million of amortization of deferred financing fees, an increase of $8.5 million over the same prior year period.

Gain on Sale of Equity Method Investment . On May 31, 2012, we sold our interest in an equity method investment named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3 percent interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. Proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the nine months ended September 30, 2012. Approximately $0.4 million of additional proceeds from the sale is held in escrow until the standard representations and warranties have been satisfied. These proceeds, if received, will be recorded as additional gain from the sale of the equity method investment.

Our equity in earnings from OrangeSoda, Inc. during the nine months ended September 30, 2012 has been presented in the general and administrative line item in the consolidated statement of comprehensive loss. These earnings were considered deminimus for separate line item disclosure.

Income Tax Expense. We recorded an income tax benefit and income tax expense of $12.0 million and $0.7 million in the nine months ended September 30, 2012 and 2011, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the nine months ended September 30, 2012 reflects an increase in our projected year end valuation allowance primarily related to a portion of our estimated pre-tax loss for 2012 and the increase in our non-reversing deferred tax liabilities.

Discontinued operations. Proceeds of $0.3 million were received during the first nine months of 2011 and were recorded as a gain from the sale of discontinued operations resulting from the 2009 sale of our NetObjects Fusion software business. No proceeds were received during the nine months ended September 30, 2012.

Outlook. We expect revenue to continue to increase during the remainder of 2012 as we continue to up-sell and cross-sell to our existing customer base of nearly 3 million subscribers. In addition, we expect our net subscriber growth resulting from our increased marketing efforts in the first nine months of 2012 to continue to trend upward throughout the year. As we continue to integrate our operations, realize the significant post-merger cost savings and benefit from increased scale, we believe that we have the opportunity to generate substantial shareholder value. We expect strong operating cash flows that will be used to pay down debt and fund incremental marketing investments. As the impact of the fair market value adjustment to deferred revenue acquired in the Register.com LP and Network Solutions transactions decreases over the remainder of 2012, we expect gross margins to improve.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, (in thousands):

	2012	2011
	(unaudited)
Net Cash Provided by Operating Activities	$51,346	$10,470
Net Cash Used in Investing Activities	(11,793)	(3,191)
Net Cash Used in Financing Activities	(41,430)	(7,834)

Decrease in Cash and Cash Equivalents	$(1,877)	$(555)

As of September 30, 2012, we had $11.5 million of unrestricted cash and cash equivalents and $118.7 million in negative working capital, as compared to $13.4 million of cash and cash equivalents and $78.8 million in negative working capital as of December 31, 2011. The deficit in working capital is due primarily to the $182.8 million and $142.2 million of current deferred revenue from subscription revenue as of September 30, 2012 and December 31, 2011, respectively. In addition, the current portion of long term debt obligations has increased by $11.1 million during the nine months ended September 30, 2012. The increase in negative working capital is partially offset by higher prepaid expenses and accounts receivable well as a reduction in our accrued restructuring reserve.

Net cash provided by operations for the nine months ended September 30, 2012 was $51.3 million as compared to the net cash provided by operations of $10.5 million for the nine months ended September 30, 2011. The net loss of $70.3 million adjusted for non-cash items including depreciation and amortization, stock based compensation expense, the gain from the sale of an equity method investment and deferred income taxes resulted in net cash outflows of $10.7 million. Other balance sheet changes included $75.3 million of favorable cash flows from changes in deferred revenue, which more than offset the increase in cash uses from other working capital and balance sheet accounts. Included in the other balance sheet changes during the nine months ended September 30, 2012 was approximately $5.7 million of payments made for the restructuring activities resulting from the October 2011 acquisition of Network Solutions.

Net cash used in investing activities in the nine months ended September 30, 2012 was $11.8 million compared to $3.2 million for the same prior year period. Purchases of property and equipment of $19.0 million and $3.6 million were made in the nine months ended September 30, 2012 and 2011, respectively. The increase in nine months ended September 30, 2012 is primarily due to costs to migrate and streamline our data centers to a centralized location. Proceeds of $7.2 million from the sale of our interest in an equity method investment were received in June of 2012.

Net cash used for financing activities in the nine months ended September 30, 2012 and 2011 was $41.4 million and $7.8 million, respectively. Proceeds from the exercise of stock options of $4.6 million and $8.6 million were received during the nine months ended September 30, 2012 and 2011, respectively. Approximately $3.5 million and $0.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the nine months ended September 30, 2012 and 2011, respectively. Principal payments on long term debt obligations of $42.5 million were made in 2012. The same prior year quarter debt repayments totaled $16.0 million.

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

For purposes of determining the First Lien Net Leverage Ratio and the Total Secured Net Leverage Ratio, the Consolidated EBITDA for the trailing twelve months ended September 30, 2012 of $166.0 million. The outstanding net debt for purposes of the First Lien Net Leverage Ratio and the Total Secured Net Leverage Ratio as of September 30, 2012 was $579.0 million and $699.0 million, respectively.

The covenant calculations as of September 30, 2012 are calculated on a trailing 12-month basis:

Covenant Description	Covenant Requirement as of September 30, 2012	Ratio at September 30, 2012	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 5.50	3.49	2.01
Total Secured Net Debt to Consolidated EBITDA	Not greater than 7.25	4.21	3.04

In addition to the financial covenants listed above, the First Lien Credit Agreement and the Second Lien Credit Agreement include customary covenants that limit the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreements.

In October 2012, the Company began the process to re-price its First Lien Credit Facility. The Company intends to obtain improved interest rates and terms as well as a $10 million increase in its Revolving Credit Facility to $60 million.

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

Non-GAAP Net Income and Non-GAAP Net Income per Basic Share and per Diluted Share.  We exclude from non-GAAP net income and non-GAAP net income per diluted share and per basic share amortization of intangibles, income tax expense, fair value adjustments to deferred revenue and deferred expense, restructuring charges, gains and losses from asset sales, corporate development expenses, stock-based compensation, and amortization of deferred financing fees, and include cash income tax expense, because we believe that excluding such measures helps management and investors better understand our operating activities.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$105,753	$43,903	$296,213	$125,625
Fair value adjustment to deferred revenue	18,408	2,755	69,014	12,327
Non-GAAP revenue	$124,161	$46,658	$365,227	$137,952

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(21,502)	$(5,396)	$(70,339)	$(12,852)
Amortization of intangibles	17,588	3,912	52,953	11,686
Loss on sale of assets	-	12	402	10
Stock based compensation	3,112	1,760	8,850	4,985
Income tax (benefit) expense	(1,285)	195	(12,031)	657
Restructuring charges	1,171	85	2,524	330
Corporate development	16	5,281	660	5,294
Amortization of deferred financing fees	3,071	313	9,370	939
Cash income tax expense	(335)	(325)	(1,033)	(473)
Gain on sale of equity method investment	-	-	(5,156)	-
Fair value adjustment to deferred revenue	18,408	2,755	69,014	12,327
Fair value adjustment to deferred expense	552	45	1,880	202
Non-GAAP net income	$20,796	$8,637	$57,094	$23,105

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Fully diluted shares:
Common stock	47,307	27,705	46,834	27,308
Diluted stock options	2,339	1,556	2,249	2,213
Diluted restricted stock	1,155	905	1,152	1,014
Total	50,801	30,166	50,235	30,535

Diluted GAAP net loss per share	$(0.45)	$(0.19)	$(1.50)	$(0.47)
Diluted equity	0.03	0.01	0.10	0.05
Amortization of intangibles	0.35	0.13	1.05	0.38
Loss on sale of assets	-	-	0.01	-
Stock-based compensation	0.06	0.06	0.18	0.16
Income tax (benefit) expense	(0.03)	0.01	(0.24)	0.02
Restructuring charges	0.02	-	0.05	0.01
Corporate development	-	0.18	0.01	0.17
Amortization of deferred financing fees	0.06	0.01	0.19	0.03
Cash income tax expense	(0.01)	(0.01)	(0.02)	(0.02)
Gain on sale of equity method investment	-	-	(0.10)	-
Fair value adjustment to deferred revenue	0.37	0.09	1.37	0.42
Fair value adjustment to deferred expense	0.01	-	0.04	0.01
Diluted Non-GAAP net income per share	$0.41	$0.29	$1.14	$0.76

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation of GAAP operating loss to non-GAAP operating income
GAAP operating loss	$(5,621)	$(3,790)	$(35,405)	$(7,922)
Amortization of intangibles	17,588	3,912	52,953	11,686
Loss on sale of assets	-	12	402	10
Stock based compensation	3,112	1,760	8,850	4,985
Restructuring charges	1,171	85	2,524	330
Corporate development	16	5,281	660	5,294
Fair value adjustment to deferred revenue	18,408	2,755	69,014	12,327
Fair value adjustment to deferred expense	552	45	1,880	202
Non-GAAP operating income	$35,226	$10,060	$100,878	$26,912

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-5%	-9%	-12%	-6%
Amortization of intangibles	13%	8%	14%	8%
Restructuring charges	1%	0%	1%	0%
Corporate development	0%	11%	0%	4%
Fair value adjustment to deferred revenue	16%	8%	23%	10%
Fair value adjustment to deferred expense	0%	0%	1%	0%
Stock based compensation	3%	4%	1%	4%
Non-GAAP operating margin	28%	22%	28%	20%

Reconciliation of GAAP operating loss to adjusted EBITDA
GAAP operating loss	$(5,621)	$(3,790)	$(35,405)	$(7,922)
Depreciation and amortization	19,816	4,696	59,228	14,213
Loss on sale of assets	-	12	402	10
Stock based compensation	3,112	1,760	8,850	4,985
Restructuring charges	1,171	85	2,524	330
Corporate development	16	5,281	660	5,294
Fair value adjustment to deferred revenue	18,408	2,755	69,014	12,327
Fair value adjustment to deferred expense	552	45	1,880	202
Adjusted EBITDA	$37,454	$10,844	$107,153	$29,439

Stock based compensation
Subscription (cost of revenue)	$322	$231	$965	$628
Sales and marketing	705	321	2,066	884
Research and development	500	231	1,488	667
General and administration	1,585	977	4,331	2,806
Total	$3,112	$1,760	$8,850	$4,985

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2011 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $11.5 million and $13.4 million at September 30, 2012 and December 31, 2011, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of September 30, 2012, we have $710.5 million of total debt outstanding. We have exposure to market risk for changes in interest rates related to these borrowings. Our variable rate debt is based on 1-month LIBOR plus 5.5 percent on the First Lien agreement and 1-month LIBOR plus 9.5 percent on the Second Lien arrangement, both of which are subject to a 1.5 percent LIBOR floor. Our revolving credit facility’s interest rate is 1-month LIBOR plus 5.5 percent. Since the First Lien and Second Lien arrangements are subject to a LIBOR floor of 1.5 percent, a 10 percent increase or decrease in LIBOR would not impact our interest expense on those loans during the third quarter ended September 30, 2012. A hypothetical 10 percent increase in interest rates in effect would have resulted in additional interest expense of $0.3 million and $0.8 million during the three and nine months ended September 30, 2012, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2012  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment-related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at September 30, 2012.

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

*In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

In October 2011, we entered into debt financing arrangements totaling $800 million, of which $771.0 million of proceeds were used to pay off existing debt and to complete the acquisition of Network Solutions. As of September 30, 2012, $710.5 million of the debt is currently outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Due to our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

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

Though we were profitable for the year ended December 31, 2009, we were not profitable for the three months and nine months ended September 30, 2012 or for the years ended December 31, 2011, 2010 and 2008 and we may not become or stay profitable in the future.

Although we generated net income for the year ended December 31, 2009, we have not historically been profitable, were not profitable for the three and nine months ended September 30, 2012 or for the years ended December 31, 2011, 2010 and 2008, and may not be profitable in future periods. As of September 30, 2012, we had an accumulated deficit of approximately $240.6 million. We expect that our expenses relating to the sale and marketing of our Web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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

*Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of business partner personally identifiable information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur substantial costs or require us to change our business practices. Noncompliance could result in penalties or significant legal liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10 .1	Web.com Group, Inc. Supplemental Executive Retirement Plan (4)

10 .2	Web.com Group, Inc. Non-Qualified Deferred Compensation Plan (4)

10 .3	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company (4)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

99.1	Waiver by and between Web.com Group, Inc. and GA-NWS Investor LLC.

EX-101.INS	XBRL Instance Document.*

EX-101.SCH	XBRL Taxonomy Extension Schema Document.*

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

EX-101.PRE	xbrL Taxonomy Extension Presentation Linkbase Document.*

+ Indicates management contract or compensatory plan.

* The XBRL information is being furnished with this Form 10-Q, not filed

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 19, 2012, and incorporated herein by reference.
(5)	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

November 5, 2012	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)

3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)

3.3	Certificate of Ownership and Merger of Registration (3)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen Stock Certificate. (3)

10 .1	Web.com Group, Inc. Supplemental Executive Retirement Plan (4)

10 .2	Web.com Group, Inc. Non-Qualified Deferred Compensation Plan (4)

10 .3	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company (4)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (5)

99.1	Waiver by and between Web.com Group, Inc and GA-NWS Investor LLC.

EX-101.INS	XBRL Instance Document.*

EX-101.SCH	XBRL Taxonomy Extension Schema Document.*

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

EX-101.PRE	xbrL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 19, 2012, and incorporated herein by reference.
(5)	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

*                  The XBRL information is being furnished with this Form 10-Q, not filed.

