Form 10-K
period 2012-12-31
WEB.COM GROUP, INC.
filed 2013-03-06
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to        .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $602,817,682 as of June 30, 2012, based upon the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2013, the registrant had 49,740,044 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business.

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of a full line of internet services for small to medium-sized businesses (“SMBs”) and is a global domain name registrar. To meet the internet needs of SMBs anywhere along their lifecycle, the Company provides SMBs with affordable subscription solutions including domain registration, website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. Headquartered in Jacksonville, Florida, Web.com is a publicly traded company (Nasdaq: WWWW) serving approximately three million customers with approximately 1,900 employees in 16 locations in North America, South America and the United Kingdom.

On October 27, 2011, the Company completed its acquisition of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of domain names, web hosting and online marketing services. On July 29, 2010, the Company completed its acquisition of the partnership interests in Register.com LP, another provider of domain names, online marketing and web services. Collectively, these acquisitions brought approximately 2.7 million subscribers that present substantial cross- and up-sell opportunities.

Web.com was incorporated under the General Corporation Law of the State of Delaware on March 2, 1999 as Website Pros, Inc. We offered common stock to the public for the first time on November 1, 2005 as Website Pros (NASDAQ: WSPI) and began trading as Web.com (Nasdaq: WWWW) following our acquisition of the legacy Web.com business in September 2007.

Overview

Market Opportunity

There are more than 27 million SMBs in the United States today. Our focus is serving small to medium local enterprises that need to connect with their current and potential customers online. SMBs represent a unique group when it comes to web presence and needs. SMB owners, including sole proprietors, have limited support staff and must devote most of their time to running the daily operations of their businesses. They often have limited knowledge of how to build a web presence and limited time to acquire the skills to do so. At the same time, there is growing acceptance among these SMB owners that an effective internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels.

What we do

Using a consultative approach, Web.com offers SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their businesses. The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With just over 3 million subscribers as of December 31, 2012, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

We have positioned ourselves as a partner to SMBs across all phases of their business’s adaptation to internet technology, from their initial entry onto the web to their use of cutting-edge innovations as they mature. As a domain registrar, we allow the business to establish an online presence by buying a domain name. This basic service is the entry point to higher priced offerings. Having secured a domain, a business next needs a website and e-mail service. Our offerings for these fundamental services span the range of customer budgets and expertise, from inexpensive Do-It-Yourself website and e-mail hosting for the technically-savvy, to Do-It-For-Me custom website design services, online marketing and eCommerce solutions. Customers can engage our experienced consultants for services that range from web design to online advertising campaign management. When online innovations emerge, we can help SMBs leverage the new capabilities.

Through the combination of proprietary website publishing and management software, automated workflow processes, and specialized workforce development and management techniques, Web.com achieves production efficiencies that enable us to offer sophisticated web services at affordable, monthly subscription rates. Our technology automates many aspects of creating, maintaining, enhancing, and marketing websites on behalf of our customers.

We sell our products and services via a telesales and direct sales force, which operates in 14 sales centers in the U.S. and Canada. In addition to these sales centers, we acquire many customers through online and affiliate marketing activities. In 2011, we rolled out a “Feet on the Street” direct sales initiative, as well as a Direct Response Television (“DRTV”) campaign. We also sell web services and products to customers identified by companies with which we have strategic marketing relationships.

Our Strategy

Our current objective is to enhance our position as a leading provider of web services and products for SMBs. The key elements of our business model and approach are:

Continuing to target the SMB segment.  The SMB market offers the best opportunity to continue building a leading web services company. This is an attractive market because this large group of businesses needs a comprehensive, affordable solution for their web services requirements. Web services meet critical business needs of these businesses that they often do not have the time, resources, or technical skills to fulfill themselves.

Selling additional services and products to existing customers.  Following our acquisition of leading domain registrars, Register.com in 2010 and Network Solutions in 2011, many of our customers only have a domain name or a domain name with very limited web services. We actively target these acquired domain customers for cross-sell and up-sell marketing. Additionally, as customers who currently have other Web.com DIY (Do-It-Yourself) products or eWorks!XL (our primary Do-It-For-Me subscription offering of bundled products and services) build their online presence, we can offer additional premium services and products. In addition, we expect to increase our marketing and sales activities, invest in developing brand awareness through corporate sponsorships such as the Web.com Tour, expand the scope of current strategic marketing relationships, and pursue additional strategic marketing relationships to expand distribution reach.

Developing or acquiring complementary services and technologies.  Some of the services and products that we sell are provided through relationships and agreements with other vendors. We will seek opportunities either to internally develop such services and products, or to acquire businesses that provide them. Additionally, we may seek to expand our customer base via acquisition.

Strengthening customer retention.  We intend to enhance customer retention by targeting SMBs that already understand the value of the internet to their success, by educating existing and prospective customers about the value of web services to their businesses, and by focusing on customer satisfaction, consistent communication, web service and product enhancements, and high-quality customer service.

Extending position as an affordable web solutions provider.  Through the combination of our operational scale and geographical locations, we believe that we have been able to also minimize the cost of delivering our web services and products. Our template driven processes enable us to handle orders efficiently. We have strategically located our primary sales and fulfillment facilities in lower cost areas including Jacksonville, Florida; Hazleton, Pennsylvania; Shaverton, Pennsylvania; Barrie, Ontario; Halifax, Nova Scotia; Yarmouth, Nova Scotia; Herndon, Virginia; and Spokane, Washington. In the future, we may look to new international labor markets to further reduce our costs.

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

As our customers demand more advanced products and consultative services, they move from low-priced domain registrations towards high-priced, value-added offerings. These Do-It-For-Me offerings have relatively high barriers to entry, as they require sophisticated technological and business process expertise. We are unique in having deployed our feature-rich Do-It-For-Me offerings at an unrivalled scale.

Our web services and products can be categorized into the following:

Domain Name Registration and Services

We have become one of the largest domain name registrars in the world and offer.com and.net domains as well as the latest top level domains, such as. co, .org and.info. We also offer a full suite of domain name services, including domain name registration, domain name transfers, domain name renewal, domain expiration protection and domain privacy services. Domain name customers have a highly proprietary need to maintain their distinct internet address, and we will continue to be their resource for maintaining and extending their registration. Furthermore, these customers represent prime opportunities for additional domain name sales, particularly as additional top level domain names become available. Since all online activity starts with a domain name, we anticipate continuing to be a market leader in selling and servicing these accounts.

Do-It-For-Me Web Services

These services have been created to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing an internet presence to ultimately drive leads to the SMB owner. Since access to these services is through an affordable monthly subscription, these proprietors can have an effective online presence with a minimum outlay of resources. We bundle the most needed products in an efficient manner so the SMB owner can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com.

•	eWorks! XL

This is our flagship Do-It-For-Me offering, which consists of a comprehensive website design and publishing package targeted at getting SMBs online quickly, effectively, and affordably. The package includes a five-page semi-custom website built with our proprietary self-editing tool, which allows for easy maintenance by the customer. The package includes domain name registration, initial site design, online marketing, hosting and technical support, a unique toll-free telephone number that is forwarded to the SMB’s telephone line, webmail, online web tools that implement advanced site features, an Internet Scorecard product to analyze site traffic and report leads generated in real-time, several levels of modification and redesign services, and a version of the customer’s website built specifically for mobile devices.

In addition, our SmartClicks product can be added to this product. Once we gain an understanding of the customer’s goals and budget considerations, we can tailor an online advertising campaign that will guarantee an agreed-upon number of “clicks” within the confines of a predictable monthly budget. We create the pay-per-click ads, buy appropriate keywords, monitor the program’s performance, and report results to customers.

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

We bundle a number of different services contained in our eWorks! XL package into our Gorilla Marketing offering, which is designed to enhance the effectiveness of an online marketing program. These subscription-based services include initial site analysis, initial search engine optimization, search engine inclusion, monthly online marketing submissions to more than 100 search engines, powerful local directories, social sites and GPS navigation devices, listing in online yellow page directories and site submission to many popular search engines and search submission tools.

•	Social Media

To help SMBs access the growing and increasingly important social media channel, we offer subscription products designed to optimize and increase online exposure by presenting a professionally designed FacebookTM Company page, creating content and customizing marketing campaigns designed to build a fan base that “likes” the company.

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

Do-It-Yourself Web Services

We offer a variety of Do-It-Yourself website building and marketing solutions for SMBs that want to build their own websites or enhance their websites with online marketing. These solutions include hosting services, an easy-to-use web building tool, online marketing options and eCommerce capabilities. Potential customers are identified through traditional and online marketing as well as through a number of distribution partners, resellers and affiliates.

•	Hosting Services

We offer core products that are standardized, scalable managed hosting services that place numerous customers on a single shared server, a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow our customers to establish an online presence at minimal cost. Our hosting services feature easy-to-use control panels and extensive online documentation that allow customers to control their own applications.

•	Website Design Tools

Our Website Builder package is an easy-to-use website building tool which includes approximately 11,000 starter templates so users can customize their design. There is starter content that can be tailored for a business’s products or services, plus features that keep businesses connected with their customers and prospects, such as a stock image library, social media “share” icons, location maps, customizable contact forms and more. These features enable SMBs to create a professional and effective website to serve customers and grow business by reaching new prospects.

Our Business Builder package includes the Website Builder package plus leading edge marketing tools, including directory submission to more than 100 directories, search engines, social media sites and GPS directories as well as search engine optimization consultation. Customers can also add a FacebookTM Company page as well as eCommerce capability.

•	E-mail Services

We offer e-mail products that offer the customers features they need: e-mail accounts, storage, spam and virus protection, webmail and even document sharing. The added benefit to the customer is that their e-mail address will match their domain names giving them instant creditability.

•	E-mail Marketing

We offer an e-mail marketing tool that enables our customers to easily communicate with their customers and prospects. To assist our customers in collecting e-mail addresses, a subscription sign-up box is available for site visitors to provide their e-mail information. Included in this product are a variety of professional e-mail templates, a contact management tool and a reporting component to help track an e-mail campaign’s success.

•	Logo Design and Brand Building

We are a leading provider of Do-It-Yourself logos and other premium design products to SMBs around the world through our LogoYes products. Our LogoYes Do-It-Yourself logo creation tools provide professional, affordable design products that equip SMBs to compete with larger businesses. LogoYes products and services help build a company’s brand value by presenting a strong, unified image. We also provide the LogoYes design and brand building tools to our Do-It-For-Me web services customers.

Online Marketing Services

Business success on the internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like GoogleTM, Yahoo! and Bing, and we have expertise and experience providing pay-per-click advertising as well. Our online marketing proficiency has been recognized by our selection as a Google AdWords Premier SMB Partner and as a Yahoo! Local Ambassador. Some of our online marketing products include:

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

We offer local and national search engine marketing services, sometimes known as pay-per-click advertising — where we will manage an advertising budget for our customers on Google Ad Words or Bing Ad Center.

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

•	Leads by Web.com Leads by Web.com researches relevant keywords in the customer’s industry to create ads designed to bring traffic to the website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up.
•	Renovation Experts We offer a premium lead generation service specific to contractors, homebuilders and remodeling professionals. We provide a competitive marketplace that matches homeowners in need of remodeling services with qualified contractors in their local area. Through a subscription-based membership model and per-lead acquisitions, contractors purchase these leads, giving them an opportunity to bid on the homeowner’s project.

eCommerce

We provide a comprehensive set of products and services that enable eCommerce merchants to sell more on the internet. By coordinating and integrating eCommerce website design and development, internet marketing, customer service and back-end order management, we can enable eCommerce merchants to have a complete online store solution by providing support and development on multiple eCommerce platforms.

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

•	Do-It-Yourself eCommerce Solutions

We provide a proprietary, professional eCommerce tool that can help businesses begin to sell from their website. This shopping cart system supplies all of the tools necessary to create and operate an online store, including built-in e-mail marketing tools, a marketing module, customizable templates and design capabilities, all fully compliant with the Visa Card Information Security Program (CISP) and PCI security standards. Basic packages include Site Builder, unlimited e-mail addresses, and a minimum, Secure Socket Layer (SSL) for security. More sophisticated users may choose to add additional product capacity, affiliate management, multi-level logins, and Dedicated SSL, as well as the ability to accept credit cards and other merchant services.

•	Do-It-For-Me eCommerce Solutions

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

Domain names are digital assets that generate advertising cash flow and resale revenue for Web.com. We strive to maximize revenue from domains which are newly registered, purchased from third parties, canceled, expired or retained for our in-house portfolio of domain names.

•	Advertising

Web.com offers online advertising opportunities for companies focused on SMBs to be featured on our websites. Since our customers return to our website repeatedly to access their account, seek new products and improve their online knowledge via our learning center, we are in an excellent position to provide targeted display advertising, newsletter advertising, and partner sponsorships.

Sales Channels

The sales organization for our subscription web services and products comprises several distinct sales channels, including:

Outbound and Inbound Telesales.  We utilize our telesales organization to cross-sell and up-sell our full product offerings to our entire customer base. In addition, we target customer lists provided by companies with which we have strategic marketing relationships. Our sales staff believes that the relationship these customers have with its strategic partners enhances the ability to reach a decision maker, make a presentation, have their offer considered, and close the sale during the initial call. In addition, we maintain a separate team of sales specialists specifically focused on responding to inbound inquiries generated by programs initiated by the company and its strategic marketing partners through a mix of e-mail, direct mail, website, direct response television (DRTV) and other marketing efforts to help promote services to prospective clients.

Online Channel.  We promote our services through the Web.com, Network Solutions.com, Register.com, Leads.com, Leads by Web.com, RenovationExperts.com, 1ShoppingCart.com, SolidCactus.com, Submitawebsite.com and LogoYes.com websites. To drive prospects to these sites, we engage in online marketing and advertising campaigns, and participate in seminars targeting SMBs that wish to sell their services online. Our partners also promote our services by including the company’s products on their websites and by including services in their ongoing marketing and promotional efforts with their customers.

Direct Response Television.  We have expanded our efforts of promoting Do-It-For-Me products through television advertising campaigns. In addition to legacy ads supporting eWorks and FacebookTM products, we have branded DRTV spots, which describe us and feature real customers who have derived significant business value from our solutions.

Web.com Tour.  In 2012, we entered a 10-year agreement to become the umbrella sponsor of the renamed Web.com Tour (formerly the Nationwide Tour), and an official marketing partner of the PGA TOUR. As a sponsor, our brand name has gained heightened visibility, and we believe this relationship will help us reach our target market of small to medium-sized business owners. In addition, in many Web.com Tour and PGA TOUR markets we host a free, small business forum designed to help small businesses learn how to be successful on the internet, as part of an initiative to bring additional benefit to communities where events are held, which in turn helps reach more of our target market. In February 2013, we entered into an agreement with PGA TOUR professional Jim Furyk to become the Company’s official golf ambassador, with the objective of gaining wider awareness of Web.com and the Web.com Tour. The agreement continues through the 2016 season.

Reseller, Affiliate Network and Private Label Partners.  We have developed affiliate partners and resellers who sell our services and provide additional opportunities to up-sell and cross-sell Do-It-For-Me services. We have worked closely with these resellers to develop sales support and fulfillment processes that integrate with the resellers’ sales, service, support, and billing practices. The Company provides ongoing marketing and technical support for its partners to ensure a positive customer experience for their end customers. Additionally, we provide these resellers with training and sales materials to support the web services being offered.

Feet on the Street Web.com has a direct sales “Feet on the Street” initiative in eight geographic markets: Phoenix, Arizona, Jacksonville, Florida; Atlanta, Georgia; St. Louis, Missouri; Raleigh, North Carolina; Houston, Texas; San Antonio, Texas; and Herndon, Virginia; and expect to add additional markets in 2013. At present, this sales initiative is focused on selling the Leads by Web.com products and services.

Marketing

We engage in a variety of marketing activities to sell additional services and products to our existing customer base, and to enhance the value we provide to SMB entities. Our marketing activities include:

•	Targeted e-mail and direct response campaigns to prospects and customers;
•	Direct response television advertising;

•	Search engine and other online advertising;
•	Electronic customer newsletters;
•	Websites: Web.com, NetworkSolutions.com, Register.com, Leads.com, Leads by Web.com, 1ShoppingCart.com, RenovationExperts.com, SolidCactus.com, LogoYes.com; and Submitawebsite.com;
•	Online customer tutorials; and
•	Affiliate programs.

Customers

As of December 31, 2012, we had just over 3 million customers. We generally target SMBs that are primarily focused on their regional or local markets. We also target SMBs with significant monthly spending on local print yellow pages advertising. We seek to create long-term relationships with these businesses by helping them locate new customers at a significantly lower cost per lead compared to traditional print yellow pages marketing campaigns.

Data Security

We maintain major operational facilities in Jacksonville, Florida; Atlanta, Georgia; Herndon, Virginia; Spokane, Washington; Hazleton, Pennsylvania; Barrie, Ontario; and Yarmouth, Nova Scotia for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC) staffed 24 hours a day, seven days a week. The servers that provide our customers’ website data to the internet are located within third-party co-location facilities located in Jacksonville, Florida; Atlanta, Georgia, and Sterling, Virginia. These co-location facilities have a secured network infrastructure including intrusion detection at the router level, full network traffic monitoring, data collection and event reporting. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities also provide multiple internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facilities is provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities. In 2012, we started building out two centralized data centers that are expected to be completed during the first half of 2013.

Customer data is redundant through the use of multiple application and web servers. Customer data is backed up to other disk arrays with fail-over to help ensure high availability. Customer data is also maintained at our national design center and can be republished from archival data at any time. Currently, this process could take approximately 24 hours. Our financial system reporting also uses redundant systems and can be reconstituted in approximately 12 hours. Our customer data is stored on systems that are compliant and certified to meet Visa Card Information Security Program (CISP) and Visa International’s Payment Card Industry Data Standards (PCI). Furthermore, we have a highly available redundant infrastructure, which provides disaster recovery backup to prevent a disruption to our customers.

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

Competition

The market for web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, website designers, domain name registrars, internet service providers, internet search engine providers, local business directory providers, eCommerce service providers, lead generation companies and hosting companies. Among the large number of companies we compete with are; Endurance International Group; 1&1 Internet; GoDaddy; and ReachLocal, Inc. Some of our competitors may have greater resources, more brand recognition, and larger installed bases of customers than we do, and we cannot ensure that we will be able to compete favorably against them or our other competitors.

We believe the principal competitive factors in the SMB segment of the web services and online marketing and lead generation industry include:

•	Value, breadth and flexibility of the service offerings;
•	Proprietary workflow processes and customer relationship management software;
•	Brand name and reputation;
•	Price;
•	Quality of customer support;
•	Speed of customer service;
•	Ease of implementation, use, and maintenance; and
•	Industry expertise and focus.

Intellectual Property

Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2012, we owned 25 issued U.S. patents. We also have several additional patent applications pending but not yet issued. Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third-party contractors to help develop our software and to design websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third-party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.

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

Employees

As of December 31, 2012, we had approximately 1,900 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Corporate Information

Web.com Group, Inc. was incorporated under the General Corporation Law of the State of Delaware on March 2, 1999 as Website Pros, Inc. Our principal offices are located at 12808 Gran Bay Parkway West, Jacksonville, Florida 32258. Our telephone number is (904) 680-6600 and our website is located at www.web.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

We make available free of charge on or through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission (SEC).

You may read and copy this Form 10-K at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A. Risk Factors.

In evaluating Web.com and our business, you should carefully consider the risks and uncertainties set forth below, together with all of the other information in this report, including the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

As of December 31, 2012, we had $700.9 million of outstanding long-term debt. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Charges to earnings resulting from acquisitions may adversely affect our operating results.

One of our business strategies is to acquire complementary services, technologies or businesses and we have a history of such acquisitions. Under applicable accounting, we allocate the total purchase price of a particular acquisition to an acquired company’s net tangible assets and intangible assets based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors, among others, could result in material charges that would adversely affect our financial results:

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

Due to our evolving business model, and the unpredictability of our evolving industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

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

Our web services involve the storage and transmission of our customers’ proprietary information. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we employ data encryption processes, an intrusion detection system, and other internal control procedures to assure the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. We have expended significant time and money on the security of our facilities and infrastructure. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers’ data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

If internet usage does not grow or if the internet does not continue to be the standard for ecommerce, our business may suffer.

Our success depends upon the continued development and acceptance of the internet as a widely used medium for ecommerce and communication. Rapid growth in the uses of, and interest in, the internet is a relatively recent phenomenon and its continued growth cannot be assured. A number of factors could prevent continued growth, development and acceptance, including:

•	the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;
•	the internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;
•	security and authentication issues may create concerns with respect to the transmission over the internet of confidential information; and
•	privacy concerns, including those related to the ability of websites to gather user information without the user’s knowledge or consent, may impact consumers’ willingness to interact online.

Any of these issues could slow the growth of the internet, which could limit our growth and revenues.

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

As a result of the highly competitive nature of our market, and the likelihood that we may face competition from new entrants with well established brands, we believe our own brand name recognition and reputation are important. If we do not continue to build brand awareness quickly, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.

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

We were not profitable for the years ended December 31, 2012, 2011 and 2010 and we may not become or stay profitable in the future.

Although we generated net income for the year ended December 31, 2009, we were not profitable for the years ended December 31, 2012, 2011 and 2010, and may not be profitable in future years. As of December 31, 2012, we had an accumulated deficit of approximately $292.5 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions, which may remain challenging for the foreseeable future. Global financial developments seemingly unrelated to us or our industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These conditions affect spending and could adversely affect our customers’ ability or willingness to purchase our service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

Our existing and target customers are SMBs. We believe these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, a financial crisis affecting the banking system or financial markets or the possibility that financial institutions may consolidate or go out of business would result in a tightening in the credit markets, which could limit our customers’ access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our web services and products. If SMBs experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

If we fail to comply with the established rules of credit card associations, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenue originates from online credit card transactions. For example, under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. As of December 31, 2012, our compliance with the established rules is within the guidelines established by the credit card associations. However, we face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

The failure to integrate successfully the businesses of Web.com and an acquired company, if any, in the future within the expected timeframe would adversely affect the combined company’s future results.

The success of any future acquisition will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.

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

Integrating Web.com and an acquired company may divert management’s attention away from the combined company’s operations.

Successful integration of Web.com’s and an acquired company’s operations, products and personnel may place a significant burden on the combined company’s management and internal resources. Challenges of integration include the combined company’s ability to incorporate acquired products and business technology into its existing product offerings, and its ability to sell the acquired products through Web.com’s existing or acquired sales channels. Web.com may also experience difficulty in effectively integrating the different cultures and practices of the acquired company, as well as in assimilating its’ broad and geographically dispersed personnel. Further, the difficulties of integrating the acquired company could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company’s expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company’s business, financial condition and operating results.

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

A key element of our strategy is to combine a variety of functionalities in our web service offerings to provide our customers with comprehensive solutions to their online presence needs, such as internet search optimization, local yellow pages listings, and eCommerce capability. We provide many of these services through arrangements with third parties, and our continued ability to obtain and provide these services at a low cost is central to the success of our business. For example, we currently have agreements with several service providers that enable us to provide, at a low cost, internet yellow pages advertising. However, these agreements may be terminated on short notice, typically 30 to 90 days, and without penalty. If any of these third parties were to terminate their relationships with us, or to modify the economic terms of these arrangements, we could lose our ability to provide these services at a cost-effective price to our customers, which could cause our revenue to decline or our costs to increase.

Our data centers are maintained by third parties. A disruption in the ability of one of these service providers to provide service to us could cause a disruption in service to our customers.

A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia; Jacksonville, Florida; and Sterling, Virginia. We obtain internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.

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

The market for our web services and products is highly competitive and is characterized by relatively low barriers to entry. Our competitors vary in terms of their size and what services they offer. We encounter competition from a wide variety of company types, including:

•	website design and development service and software companies;
•	internet service providers and application service providers;
•	internet search engine providers;
•	local business directory providers;
•	website domain name providers and hosting companies; and
•	eCommerce platform and service providers.

In addition, due to relatively low barriers to entry in our industry, we expect the intensity of competition to increase in the future from both established and emerging companies. Increased competition may result in reduced gross margins, the loss of market share, or other changes which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formations of alliances among industry participants.

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

Our business could be materially harmed if the administration and operation of the internet no longer rely upon the existing domain system.

The domain registration industry continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the internet, including the creation and institution of alternate systems for directing internet traffic without the use of the existing domain system. The widespread acceptance of any alternative systems could eliminate the need to register a domain to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

Our business could be affected by new governmental regulations regarding the internet

To date, government regulations have not materially restricted use of the internet in most parts of the world. The legal and regulatory environment pertaining to the internet, however, is uncertain and may change. New laws may be passed, existing but previously inapplicable laws may be deemed to apply to the internet, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

•	the liability of online resellers for actions by customers, including fraud, illegal content, spam, phishing, libel and defamation, infringement of third-party intellectual property and other abusive conduct;
•	other claims based on the nature and content of internet materials;
•	user privacy and security issues;
•	consumer protection;
•	sales and other taxes, including the value-added tax of the European Union member states;
•	characteristics and quality of services; and
•	cross-border ecommerce.

The adoption of any new laws or regulations, or the application or interpretation of existing laws or regulations to the internet, could hinder growth in use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, ecommerce and advertising. In addition, such changes in laws could increase our costs of doing business, subject our business to increased liability or prevent us from delivering our services over the internet, thereby harming our business and results of operations.

We could become involved in claims, lawsuits or investigations that may result in adverse outcomes.

We may become involved in claims, such as lawsuits and investigations, involving but not limited to general business, patents, or employee matters. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management’s attention and resources from other matters.

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or otherwise harm our competitive position.

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

The global financial crisis, which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit and substantial reductions or fluctuations in equity and currency values worldwide, may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

The Company’s ability to use its net operating loss (NOL) carry forwards to offset future taxable income for U.S. federal income tax purposes may be limited if taxable income does not reach a sufficient level, or as a result of a change in control which could limit available NOLs.

As of December 31, 2012, the Company has Federal net operating loss carry forwards (“NOLs”) of approximately $300.4 million (excluding $30.8 million related to excess tax benefits for stock-based compensation tax deductions in excess of book compensation which will be credited to additional paid-in capital when such deductions reduce taxes payable, as determined on a “with-and-without” basis) available to offset future taxable income which expire between 2020 and 2032. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company estimates that at least $246.8 million of the NOLs will be available during the carry forward period based on our existing Section 382 limitations. As of December 31, 2012, our valuation allowance includes $117.4 million of these NOLs as it is not more likely than not that this portion of the NOLs will be realized based on the expected reversals of our existing deferred tax liabilities and current Section 382 limits.

Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income generated that may be offset with pre-ownership change NOLs of the corporation that experiences an ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change.

If the Company experiences any future “ownership change” as defined in Section 382 of the Code, the Company’s ability to utilize its NOLs could be further limited depending on several factors, including but not limited to, the amount of taxable income generated during any post-ownership change year and the annual limitation discussed above. Similar results could apply to our state NOLs because the states in which we operate generally follow Section 382.

Additionally, the Company’s ability to use its NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before the Company can generate sufficient taxable income to utilize the NOLs.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our internal control over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2013 will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex as we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Select Market, either of which would harm our stock price.

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

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

Current accounting rules require that goodwill and other intangible assets with indefinite useful lives may not be amortized, but instead must be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have substantial goodwill and other intangible assets, and we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Any impairment charges or changes to the estimated amortization periods could have a material adverse effect on our financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company owns a 32,780 square foot building in Spokane, Washington, in which a web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	96,304	December 2020
Technology administrative center	Buenos Aires, Argentina	10,000	December 2014
eCommerce operations center	Barrie, Ontario, Canada	8,301	May 2015
Sales and customer support operations center	Hazleton, PA	39,429	January 2013*
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Belleville, IL	19,428	May 2013
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Sales operations center	Scottsdale, AZ	8,280	May 2013
eCommerce operations center	Shavertown, PA	15,641	March 2013
Technology administrative center	Atlanta, GA	10,235	December 2015
Technology data center	Atlanta, GA	4,000	May 2021

*	In January 2013, the lease was renewed through January 2018.

Item 3. Legal Proceedings.

We and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with intellectual property, our customer and vendor contracts or employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at December 31, 2012. In addition, there were no material legal matters for which an estimate could not be made.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On January 3, 2011, our common stock began trading on the NASDAQ Global Select Market under our “WWWW” symbol. From October 27, 2008 to January 2, 2011, our common stock was listed on the NASDAQ Global Market under the symbol “WWWW”. Prior to October 27, 2008, our common stock was listed on the NASDAQ Global Market under the symbol “WSPI”. Prior to November 1, 2005, there was no public market for our common stock. The following table sets forth the high and low stock prices of our common stock for the last two fiscal years as reported on the NASDAQ Global Select Market, as appropriate.

	2012		2011
	High	Low	High	Low
First Quarter	$15.49	$10.59	$14.64	$8.12
Second Quarter	$18.85	$12.86	$16.01	$9.91
Third Quarter	$19.27	$15.40	$12.85	$6.94
Fourth Quarter	$18.41	$13.58	$12.25	$6.47

The closing price for our common stock as reported by the NASDAQ Global Select Market on February 28, 2013 was $17.08 per common share. As of February 28, 2013, there were 690 stockholders of record of our common stock, not including those shares held in street or nominee name.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be subject to the limitations set forth in our credit agreements and at the discretion of our board of directors. None of our outstanding capital stock is entitled to any dividends.

Issuer Purchases of Equity Securities

The Company did not repurchase any outstanding common shares during the year ended December 31, 2012.

Stock Performance Graph.

The following graph shows the total stockholder return as of the dates indicated of an investment of $100 in cash on December 31, 2007 for (i) the Company’s common stock, (ii) the Nasdaq Composite Index (iii) the RDG Internet Composite Index and (iv) the Company’s Peer Group. The component companies of the Peer Group are as follows: Savvis, Inc., Monster Worldwide Inc., Rackspace Hosting Inc., Websense, Omniture Inc., United Online Inc., Vistaprint NV, Verisign Inc., WebMD Health Corp., Quinstreet Inc., Digital River Inc., Skillsoft Ltd. and Terremark Worldwide Inc. All values assume reinvestment of the full amount of any dividends, however, no dividends have been declared on our common stock to date. The stock price performance on the graph below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Web.com Group, Inc., the NASDAQ Composite Index,
the RDG Internet Composite Index, and a Peer Group

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2012(1,3,5)	2011(2-3,5)	2010(2-3,5)	2009	2008(4)
	(in thousands, except per share data)
Consolidated Statement of Comprehensive Income:
Revenue	$407,646	$199,205	$120,289	$106,489	$120,114
Loss from operations	(36,010)	(40,767)	(14,536)	(93)	(97,077)
Net (loss) income from continuing operations	(122,217)	(12,509)	(6,648)	1,569	(96,380)
Income from discontinued operations	—	200	116	1,040	170
Net (loss) income	(122,217)	(12,309)	(6,532)	2,609	(96,210)
Basic net (loss) income from continuing operations per common share	$(2.61)	$(0.41)	$(0.26)	$0.06	$(3.52)
Basic net income from discontinued operations per common share	$—	$0.01	$—	$0.04	$0.01
Basic net (loss) income per common share	$(2.61)	$(0.40)	$(0.26)	$0.10	$(3.51)
Diluted net (loss) income from continuing operations per common share	$(2.61)	$(0.41)	$(0.26)	$0.06	$(3.52)
Diluted net income from discontinued operations per common share	$—	$0.01	$—	$0.04	$0.01
Diluted net (loss) income per common share	$(2.61)	$(0.40)	$(0.26)	$0.10	$(3.51)
Basic weighted average common shares outstanding	46,892	30,675	25,515	25,312	27,398
Diluted weighted average common shares outstanding	46,892	30,675	25,515	26,985	27,398

	As of December 31,
	2012(1,3,5)	2011(2-3,5)	2010(2-3,5)	2009	2008(4)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,181	$13,364	$16,307	$39,427	$34,127
Working capital (deficiency)(5)	$(113,875)	$(78,843)	$(22,133)	$32,171	$23,971
Total assets	$1,327,270	$1,399,480	$299,489	$122,885	$122,495
Long-term debt	$688,140	$714,703	$93,623	$198	$—
Accumulated deficit	$(292,463)	$(170,246)	$(157,937)	$(151,405)	$(154,014)
Total stockholders’ equity	$161,613	$271,756	$103,607	$103,696	$99,293

(1)	The Consolidated Statement of Comprehensive Loss includes a $42.0 million loss from extinguishing long-term debt during the year ended December 31, 2012. In addition, a $5.2 million gain from the sale of an equity method investment was also recorded during the year ended December 31, 2012. See Note 11, Long-Term Debt and Note 4, Sale of Equity Method Investment for more information on both of these transactions.
(2)	The 2011 Consolidated Statement of Comprehensive Loss and Consolidated Balance Sheet data above includes the acquisition of Network Solutions from October 28, 2011 through December 31, 2011 and as of December 31, 2011, respectively. In addition, the 2010 Consolidated Statement of Comprehensive Loss and Consolidated Balance Sheet data above includes the acquisition of Register.com LP from July 30, 2010 through December 31, 2010 and as of December 31, 2010, respectively. For information on the unaudited pro forma combined condensed statement of operations for the two years ended December 31, 2011 and 2010, see Note 7, Business Combinations.
(3)	Included in the net loss for the year ended December 31, 2010, 2011 and 2012, is a tax benefit of $10.7 million, $50.1 million, and $16.7 million, respectively. See Note 15, Income Taxes, for information on these transactions.
(4)	Included in the net loss for the year ended December 31, 2008 is a goodwill and intangible asset impairment charge of $102.6 million. The primary reason for the impairment charge was the decline of the Company’s stock price during the fourth quarter of 2008.
(5)	The working capital deficiency at December 31, 2012, 2011 and 2010 is due to the current portion of deferred revenue increases of $49.0 million, $105.5 million and $30.5 million, respectively, primarily arising from the October 27, 2011 acquisition of Network Solutions and the July 29, 2010 acquisition of Register.com LP. The change in current deferred revenue in 2012 is due to replacing deferred revenue that was written down for purchase accounting with post-acquisition deferred revenue that has been recorded at full contract value. The increase in 2012 was partially offset by lower accrued expenses and accrued restructuring. In 2011, accrued expenses were up $19.8 million due to the Networks Solutions acquisition in 2011.

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

We believe presenting non-GAAP net income attributable to common stockholders, non-GAAP net income per share attributable to common stockholders and non-GAAP operating income is useful to investors, because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. We use these non-GAAP measures as important indicators of our past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.

Overview

We are a leading provider of a full line of internet services for small to medium-sized businesses (“SMBs”). Web.com is a global domain name registrar which seeks to further meet the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including domain name registration, website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. We offer SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their business. The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With just over 3 million subscribers as of December 31, 2012, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Net Subscriber Additions

We maintain and grow our subscriber base through a combination of adding new subscribers and retaining existing subscribers. We define net subscriber additions in a particular period as the gross number of new subscribers added during the period, less subscriber cancellations during the period. For this purpose, we only count as new subscribers those customers whose subscriptions have extended beyond the free trial period, if applicable.

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

Average Revenue per User

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition related write downs. The fair market value adjustment was $83.7 million and $35.2 million for the year ended December 31, 2012 and 2011, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Operating Expenses

Sales and Marketing Expense

Our largest direct marketing expenses are the costs associated with the online marketing channels we use to acquire and promote our services. These channels include search marketing, affiliate marketing, direct television advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff. Sales and marketing expenses also include marketing programs, including advertising, events, corporate sponsorships and other corporate events and communications.

We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new subscription customers as well as increase sales of additional and new services and products to our existing customer base. We also plan to expand our resources to direct response television advertising to further increase revenue growth. As part of our stated objective to use our larger scale to create a brand, we have invested a portion of our incremental marketing budget in branding activities such as the umbrella sponsorship of the newly re-named Web.com Tour and other sports marketing activities.

Our investments in all of these areas are expected to help us expand our customer base, increase revenue per subscriber, build brand awareness and grow our strategic marketing relationships. Accordingly, we expect that, in the future, sales and marketing expenses will increase in absolute dollars.

Research and Development Expense

Research and development expenses consist primarily of compensation and related expenses for our research and development staff and allocated overhead costs. We have historically focused our research and development efforts on increasing the functionality of the technologies that enable our web-based services and products. Our technology architecture enables us to provide all of our customers with a service based on a single version of the applications that serve each of our product offerings. We do not anticipate significant increases in our research and development costs in the near term.

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are not expected to materially increase in the near term.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as computer equipment and other equipment, furniture and fixtures, and building and improvement expenditures.

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

We account for our multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. We may sell multiple products or services to customers at the same time. For example, we may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Our products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. We assign value to the separate units of accounting in multiple-element arrangements based on proportionate standalone unit value to the total value of the arrangement, multiplied by the actual selling price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.

Allowance for Doubtful Accounts

In accordance with our revenue recognition policy, our accounts receivable are based on customers whose payment is reasonably assured. We monitor collections from our customers and maintain an allowance for estimated credit losses based on historical experience as well as specific customer collection issues. While credit losses have historically been within our expectations and the provisions established in our financial statements, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our consolidated financial position.

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

Goodwill and Intangible Assets

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and in July 2012, the FASB issued ASU 2012-02,Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in ccordance with ASC 350. These new standards update the impairment testing of goodwill and indefinite–lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived intangible assets and goodwill balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test as described in ASC 350.

We continued to perform the quantitative tests to determine if it is more likely than not that the carrying value of our indefinite-lived intangible assets and our goodwill is impaired during the year ended December 31, 2012. We test goodwill and intangible assets using one reporting unit. We typically use a market approach to test our goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of our calculation, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:

Goodwill

The first step involves comparing the fair value of our reporting unit to their carrying value, including goodwill. We use a market capitalization approach after considering an estimated control premium.

Intangible Assets

We estimate the fair value of indefinite-lived intangibles using the relief-from-royalty method, a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions in estimating the fair value include, among other items, forecasted revenue, royalty rates, tax rate, and the benefit of tax amortization. We employ a weighted average cost of capital approach to determine the discount rates used in our projections. The determination of the discount rate includes certain factors such as, but not limited to, the risk-free rate of return, entity specific risk, size premium, and the overall level of inherent risk.

If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of goodwill or intangible asset to its implied fair value. An impairment charge is recognized for the excess of the carrying value over its implied fair value.

The results of these analyses indicated that our indefinite-lived intangible assets and our goodwill were not impaired at December 31, 2012. See Note 9, Goodwill and Intangible Assets, in the consolidated financial statements for additional information.

Accounting for Purchase Business Combinations

All of our acquisitions have been accounted for as purchase transactions, and the purchase price is allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of net assets acquired or net liabilities assumed is allocated to goodwill. Management weighs several factors in determining the fair value. The analysis typically considers, but is not limited to, the nature of the acquired company’s business, its competitive position, strengths, and challenges; its operating and non-operating assets, if any; its historical financial position and performance; and future plans for the combined entity. Amortizable intangibles, which primarily consists of developed technology, customer relationships, non-compete agreements and trade names, are typically valued using third-party valuation experts, valuation studies and other tools in determining the fair value of amortizable intangibles. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.

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

Further, deferred tax assets are recognized for the expected realization of available deductible temporary differences and net operating loss and tax credit carry forwards. ASC 740 requires companies to assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” threshold. In making such assessments, the Company considers the expected reversals of our existing deferred tax liabilities within the applicable jurisdictions and carry forward periods, based on our existing Section 382 limitations. The Company does not consider deferred tax liabilities related to indefinite lived intangibles or tax deductible goodwill as a source of future taxable income. Additionally, the Company does not consider future taxable income (exclusive of the reversal of existing deferred tax liabilities and carry forwards) because we continue to be in a three-year cumulative loss position.

A valuation allowance is recorded to reduce our deferred tax assets to the amount that is “more likely than not” to be realized based on the above methodology. We review the adequacy of the valuation allowance on an ongoing basis and adjust our valuation allowance in the appropriate period, if applicable.

The Company records liabilities for uncertain tax positions related to federal, state and foreign income taxes in accordance with ASC 740. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. If applicable, we will adjust the tax provision in the appropriate period.

New Accounting Pronouncements

See Note 2, New Accounting Standards, for information on recently issued accounting guidance.

Results of Operations

The following table presents our selected consolidated statement of comprehensive loss for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription	$396,687	$195,645	$117,691
Professional services and other	10,959	3,560	2,598
Total revenue	407,646	199,205	120,289
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	153,417	83,406	51,371
Professional services and other	6,913	1,415	1,861
Total cost of revenue	160,330	84,821	53,232
Gross profit	247,316	114,384	67,057
Operating expenses:
Sales and marketing	117,811	51,743	28,678
Research and development	34,258	19,252	10,910
General and administrative	49,807	45,164	24,110
Restructuring charges	2,469	9,536	2,171
Depreciation and amortization	78,981	29,456	15,724
Total operating expenses	283,326	155,151	81,593
Net loss from operations	(36,010)	(40,767)	(14,536)
Interest expense, net	(66,124)	(18,020)	(2,832)

	Year Ended December 31,
	2012	2011	2010
Loss on debt extinguishment	(41,977)	(3,806)	—
Gain on sale of equity method investment	5,156	—	—
Loss before income taxes from continuing operations	(138,955)	(62,593)	(17,368)
Income tax benefit	16,738	50,084	10,720
Net loss from continuing operations	(122,217)	(12,509)	(6,648)
Discontinued operations, net of tax
Gain on sale of discontinued operations, net of tax	—	200	116
Income from discontinued operations, net of tax	—	200	116
Net loss	$(122,217)	$(12,309)	$(6,532)

Comparison of Years Ended December 31, 2012 and 2011

The year ended December 31, 2011 included approximately two months of activity from the Network Solutions acquisition as compared to full year activity during the year ended December 31, 2012. The operations of Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on October 27, 2011. As such, revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.

The following table sets forth our key business metrics for the year ended December 31, 2012 and 2011:

	2012	2011(1)
Net subscriber additions (reductions)	51,639	(51,097)
Churn	1%	2%
Average revenue per unit	$13.44	$13.36

(1)	The metrics for the year ended December 31, 2011 include the operating results of Network Solutions from October 28, 2011 through December 31, 2011.

Net subscribers increased by 51,639 customers during the year ended December 31, 2012 as compared to a decrease of 51,097 during the same prior period ended December 31, 2011. In addition, due to a continued downward trend in churn as well as the acquisition of Network Solutions’ lower churning significant customer base, churn continued to decrease down to approximately 1% in 2012 as compared to approximately 2% in 2011. The net increase in subscribers is primarily due to our increased marketing efforts throughout the year ended December 31, 2012.

The average revenue per unit was $13.44 during the year ended December 31, 2012 as compared to $13.36 during the same prior year period. The year ended December 31, 2012 includes a full year of the Network Solutions lower monthly ARPU generating customers compared to approximately two months during the same prior year ended December 31, 2011. The average revenue per unit of $13.77 for the three months ended December 31, 2012 represents an increase of 7 percent over the pro forma average revenue per unit of $12.86 for the three months ended December 31, 2011 giving effect to the Network Solutions acquisition.

The average revenue per unit during the year ended December 31, 2012 and 2011 is adjusted to exclude the unfavorable impact of $83.7 million and $35.2 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51 percent less than the pre-acquisition historical basis of Network Solutions. The unfavorable impact to our revenue declines on a monthly basis as the acquired deferred revenue becomes fully recognized.

Revenue

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Revenue:
Subscription	$396,687	$195,645
Professional services and other	10,959	3,560
Total revenue	$407,646	$199,205

Total revenue increased 105% to $407.6 million in the year ended December 31, 2012 from $199.2 million in the year ended December 31, 2011. A full year of Networks Solutions’ revenue is the primary driver of the increase during the year ended December 31, 2012 as only two months of their revenue was reflected during the same prior year period ended. The growth in average revenue per unit during 2012 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Subscription Revenue. Subscription revenue increased 103% during the year ended December 31, 2012 to $396.7 million from $195.6 million during the year ended December 31, 2011. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue.  Professional services revenue increased to $11.0 million in the year ended December 31, 2012 from $3.6 million in the year ended December 31, 2011. Professional services revenue increased primarily due to non-recurring website design revenue generated from increased custom website development service volume, in addition to a full year of the Network Solutions acquisition being reflected in 2012.

Cost of Revenue

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Cost of revenue:
Subscription	$153,417	$83,406
Professional services and other	6,913	1,415
Total cost of revenue	$160,330	$84,821

Cost of Subscription Revenue.  Cost of subscription revenue increased 84% during the year ended December 31, 2012 compared to the same prior year period. A majority of the increase was due to a full year of costs associated with the additional revenue due to the Network Solutions’ acquisition in 2011.

Our gross margin on subscription revenue increased from 57% during the year ended December 31, 2011 to 61% during the year ended December 31, 2012 primarily due to favorable product mix. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 50% and 51% lower than the historical basis of Register.com LP and Network Solutions, respectively. Excluding the $83.7 million and $35.2 million effect of the adjustment related to the fair value of acquired deferred revenue for the year ended December 31, 2012 and 2011, respectively, the gross margin was 68% and 64%, respectively. The increase is also related to a favorable product mix, such as domain name registration and related services. As the impact of the fair market value adjustment to deferred revenue acquired in the Networks Solutions and Register.com LP transactions continues to decrease over the course of 2013, we expect gross margins to improve.

Cost of Professional Services and Other Revenue.  Cost of professional services revenue increased by $5.5 million to $6.9 million in the year ended December 31, 2012 up from $1.4 million in the year ended

December 31, 2011. Professional services costs increased primarily due to the increase in the non-recurring website design revenue and a full year of the Network Solutions acquisition being reflected in 2012.

Operating Expenses

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Operating expenses:
Sales and marketing	$117,811	$51,743
Research and development	34,258	19,252
General and administrative	49,807	45,164
Restructuring charges	2,469	9,536
Depreciation and amortization	78,981	29,456
Total operating expenses	$283,326	$155,151

Sales and Marketing Expenses.   Sales and marketing expenses increased 128% to $117.8 million and were 29% of total revenue during the year ended December 31, 2012, up from $51.7 million or 26% of revenue during the year ended December 31, 2011. Sales and marketing expense increased approximately $66.1 million primarily due to the full year of sales and marketing expenses of Network Solutions. Other increases are from our additional investments in sales and marketing activities including direct response television advertising, corporate sponsorships, additional sales resources and online marketing. Overall, compensation and benefits increased $21.2 million and customer acquisition and marketing expenses increased $42.0 million.

Research and Development Expenses.   Research and development expenses increased 78% to $34.3 million, or 8% of total revenue, during the year ended December 31, 2012 up from $19.3 million, or 10% of total revenue during the year ended December 31, 2011. Research and development expense increased primarily from recognizing a full year of research and development expenses of Network Solutions. Overall, compensation and benefits increased $6.3 million and data center and software support increased $7.0 million. In addition, facility-related expenses increased by $0.8 million.

General and Administrative Expenses.   General and administrative expenses increased 10% to $49.8 million, or 12% of total revenue, during the year ended December 31, 2012, up from $45.2 million, or 23% of total revenue during the year ended December 31, 2011. General and administrative expense increased due to recognizing a full year of Network Solutions. The increase was partially offset by the absence of $12.2 million of acquisition-related expenses that were included during the year ended December 31, 2011. Overall, during the year ended December 31, 2012, employee-related compensation and benefits expense increased approximately $9.2 million, technology and telephone expenses were up by $3.7 million and legal and professional fees increased by $1.9 million when compared to the prior year.

Restructuring Charges.  Restructuring charges decreased $7.0 million during the year ended December 31, 2012 to $2.5 million, down from $9.5 million during the year ended December 31, 2011. The 2011 restructuring charges included employee-related termination costs and relocation expenses resulting from the integration of Network Solutions, in addition to the lease restructure of the Herndon, Virginia office also stemming from 2011 acquisition. In 2012, a $1.5 million contract termination fee and other employee-related termination costs and relocation expenses primarily resulting from the acquisition of Network Solutions were recorded. See Note 8, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased to $79.0 million during the year ended December 31, 2012 up from $29.5 million during the comparable prior year period. The increase was primarily due to $45.0 million of intangible asset amortization resulting from a full year of amortization from the Network Solutions acquisition. Depreciation expense increased $4.6 million primarily from an increase in internally developed software projects as well as the build out of two central locations for our data centers.

Interest Expense, Net.  Net interest expense of $66.1 million during the year ended December 31, 2012 reflects a full year of interest and amortization expense related to the term loans and credit facility issued to finance the acquisition of Network Solutions. Included in the interest expense for 2012 is approximately $11.0 million of amortizing deferred financing fees and loan origination discounts. Our interest expense is expected to decrease during 2013 as we realize the benefits of the lower interest rates from the November 2012 refinance, as well as the further repricing consummated in March 2013. See Note 19, Subsequent Events.

Loss on Debt Extinguishment.  In November 2012, we repriced our First Lien Term Loan (defined below in Liquidity and Capital Resources section) and increased the outstanding principal by $60 million to $629.5 million in order to realize decreased interest rates as well as pay down the higher interest rate Second Lien Term Loan (also defined below). In addition, we have obtained a lower interest rate and a $10 million increase in the amount of available borrowings on our revolving credit facility. The repricing was accounted for as debt extinguishment in accordance with Accounting Standards Codification (“ASC”) 470, Debt. As a result of the repricing and the repayment of $88 million on the Second Lien Term Loan, we recorded a $42.0 million loss from accelerating unamortized deferred financing fees and loan origination discounts during the year ended December 31, 2012. In addition, $2.6 million of prepayment penalties on the Second Lien Term Loan that were paid in 2012 are reflected in the loss. During the year ended December 31, 2011, we recorded a $3.8 million loss from accelerating deferred financing fees on debt that was extinguished prior to our entry into the credit agreements in October 2011.

Gain on Sale of Equity Method Investment.    On May 31, 2012, we sold our interest in an equity method investment named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3 percent interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. Proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the year ended December 31, 2012. Approximately $0.4 million of additional proceeds from the sale is held in escrow until the standard representations and warranties have been satisfied. These proceeds, if received, will be recorded as additional gain from the sale of the equity method investment.

Income Tax Benefit.    We recorded a net tax benefit from continuing operations of $16.7 million during the year ended December 31, 2012. This benefit includes a federal and state benefit of approximately $54.6 million related to our current year net loss which was offset by a $38.4 million increase in our valuation allowance for the year. The change in valuation allowance includes $3.1 million associated with the deferred tax effect of the final purchase accounting adjustments from the Network Solutions acquisition. Our tax rate was benefitted by approximately $2.1 million related to a change in our estimated state deferred tax rate and was partially offset by approximately $1.6 million related to various other items.

Outlook.

We continue to believe we have the potential for additional revenue growth as we increase our investments in sales and marketing and further execute our cross-sell/up-sell strategies. As we fully integrate our operations and realize the significant post-merger cost savings and benefits from increased scale, we believe that we have the opportunity to generate increased shareholder value. We expect to strengthen our operating cash flows with lower interest rates as a result of the November 2012 and March 2013 repricings of our First Lien Term Loan and subsequent pay down of our Second Lien Term Loan,which bore a higher interest rate. We will use additional cash flows to pay down debt and fund incremental marketing investments. We expect to increase ARPU through our cross-sell/up-sell activities. As the impact of the fair market value adjustment to deferred revenue acquired in the Networks Solutions and Register.com LP transactions continue to decrease over the course of 2013, we expect gross margins to improve.

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

The following table sets forth our key business metrics for the year ended December 31, 2011 and 2010:

	2011(1)	2010(2)
Net subscriber reductions	(51,097)	(21,067)
Churn	2%	2%
Average revenue per unit	$13.36	$20.30

(1)	The metrics for the year ended December 31, 2011 include the operating results of Network Solutions from October 28, 2011 through December 31, 2011.
(2)	The metrics for the year ended December 31, 2010 include the operating results of Register.com LP from July 30, 2010 through December 31, 2010.

Net subscriber reductions increased by 30,030 customers during the year ended December 31, 2011 when compared to same prior year period, however, due to Register.com LP’s and Network Solutions’ lower churning and substantially larger customer base, churn actually decreased slightly from 2.2% in 2010 to 1.5% in 2011.

The average revenue per unit was $13.36 during the year ended December 31, 2011 as compared to $20.30 during the same prior year period. The decrease is primarily due to the addition of approximately two million customers from Network Solutions with a lower monthly ARPU. Excluding the impact from the Network Solutions acquisition, ARPU decreased to $16.48 for the year ended December 31, 2011 from $20.20 for the year ended December 31, 2010. This decrease is due to the full year impact of the lower ARPU subscribers acquired from Register.com LP in July 2010, offset slightly from the increase in ARPU from legacy products.

The average revenue per unit and pro forma average revenue per unit during the year ended December 31, 2011 and 2010 is adjusted to exclude the unfavorable impact of $35.2 million and $13.1 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51 percent and 50 percent less than the pre-acquisition historical basis of Network Solutions and Register.com LP, respectively. The unfavorable impact to our revenue declines on a monthly basis as the acquired deferred revenue becomes fully recognized.

Revenue

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Revenue:
Subscription	$195,645	$117,691
Professional services and other	3,560	2,598
Total revenue	$199,205	$120,289

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

Cost of Revenue

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Cost of revenue:
Subscription	$83,406	$51,371
Professional services and other	1,415	1,861
Total cost of revenue	$84,821	$53,232

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

General and Administrative Expenses.   General and administrative expenses increased 87% to $45.2 million, or 23% of total revenue, during the year ended December 31, 2011, up from $24.1 million, or 20% of total revenue during the year ended December 31, 2010. General and administrative expense increased approximately $3.6 million due to the acquisition of Network Solutions in October 2011 and recognizing a full year of general and administrative expenses of Register.com LP from the acquisition in July 2010. Due to the acquisition of Network Solutions, we incurred corporate development expenses including $3.3 million of legal, professional and administrative fees related to the October 2011 acquisition of Network Solutions and $7.6 million for investment banking and due diligence services. In addition, due to the successful integration of Register.com LP, a one-time bonus of $1.5 million was awarded in 2011. Furthermore, employee-related compensation and benefits expense increased approximately $5.2 million in the current year when compared to the prior year.

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

Interest Expense, Net.  Net interest expense of $18.0 million during the year ended December 31, 2011 is primarily from the term loans and credit facility issued to finance the acquisition of Network Solutions and Register.com LP. In addition, amortization of deferred financing fees during the year contributed $2.8 million to total interest expense.

Loss on Debt Extinguishment

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

Liquidity and Capital Resources

The following table summarizes total cash flows for the operating, investing and financing activities for the years ended December 31 (in thousands):

	2012	2011	2010
Net Cash Provided by Operating Activities	$77,965	$14,924	$15,751
Net Cash Used in Investing Activities	$(15,177)	$(408,982)	$(133,069)
Net Cash (Used in) Provided by Financing Activities	$(60,971)	$391,115	$94,198
Increase (Decrease) in Cash and Cash Equivalents	$1,817	$(2,943)	$(23,120)

Cash Flows

As of December 31, 2012, we had $15.2 million of cash and cash equivalents and negative $113.9 million in working capital, as compared to $13.4 million of cash and cash equivalents and a negative $78.8 million in working capital as of December 31, 2011. The unfavorable change in working capital during the year is primarily due to a $49.0 million increase in current deferred revenue is primarily from amortizing deferred revenue that was written down for purchase accounting from the acquisitions of Network Solutions and Register.com LP and replacing with deferred revenue that is reflected at full contract value. The unfavorable change in working capital was partially offset by a decrease in accrued expenses and restructuring as acquisition related accruals were paid in 2012. The majority of the negative working capital is due primarily from the non-cash balances of deferred revenue, deferred expenses and deferred tax assets. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the year ended December 31, 2012 increased $63.0 million due to reflecting a full year of Network Solutions during 2012, primarily cash receipts from revenue that have been deferred and amortized over the related service period. This was partially offset by $3.9 million of additional restructuring related payments, an increase in prepaid and deferred expense spending and certain acquisition-related payments that were made during 2012. The net loss of $122.2 million adjusted for non-cash items including depreciation and amortization, stock-based compensation expense, gain from the sale of an equity method investment, loss from debt extinguishment and deferred income taxes resulted in net cash outflows of $2.9 million which improved $16.8 million from the twelve months ended December 31, 2011.

Net cash used in investing activities in the year ended December 31, 2012 was $15.2 million as compared to $409.0 million in 2011. Included in the 2012 investing cash flows was $7.2 million of proceeds from the sale of an equity method investment. In addition, capital expenditures increased by $18.0 million to $22.3 million during 2012 due to costs incurred from building out two centralized data centers as well as increased efforts to improve internally developed software and websites. The acquisition of Network Solutions outflow of $405.1 million was reflected in 2011.

Net cash used in financing activities of $61.0 million included net debt repayments and reductions of approximately $52.1 million during the year ended December 31, 2012. Also included was $10.0 million of payments for debt issuance and origination discount fees related to the refinancing of the First Lien Term Loan. Proceeds from the exercise of stock options decreased $3.3 million to $5.8 million in 2012 when compared to the same prior year period ended. Approximately $4.7 million and $0.5 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the year ended December 31, 2012 and 2011, respectively.

Financing Network Solutions Acquisition

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

Repricing Long Term Debt

In November 2012, we repriced our First Lien Term Loan and increased the outstanding balance by $60 million to $629.5 million. In addition, we increased the maximum amount of available borrowings under the revolving credit facility from $50 million to $60 million. After the repricing, the First Lien Term Loan bears an interest rate of LIBOR plus 4.25%, with a 1.25% LIBOR floor, and the revolving credit facility’s interest rate is LIBOR plus 3.75%. The proceeds received from the additional First Lien Term Loan were used to pay down the Second Lien Term Loan. During the year ended December 31, 2012, a total of $88.0 million was paid down on the $120 million Second Lien Term Loan. See Note 11, Long-Term Debt, for additional information. In addition, in March 2013, we further repriced and increased our First Lien Term Loan, repriced and increased the maximum amount of available borrowings under our revolving credit facility and repaid the Second Lien Term Loan in full. See Note 19, Subsequent Events.

Debt Covenants

The credit agreements entered into on October 27, 2011 and subsequently amended in connection with the repricing became effective on November 20, 2012, as discussed above, require that we maintain a First Lien Net Leverage Ratio (in the case of the First Lien Credit Agreement) and a Total Net Leverage Ratio (in the case of the Second Lien Credit Agreement), as specified in the table below. The First Lien Net Leverage Ratio is defined as the total of the outstanding First Lien Credit Agreement and Revolving Credit Facility less up to $50.0 million of unrestricted cash and cash equivalents, divided by Consolidated EBITDA. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, acquisition related costs and includes the benefit of annualized synergies due to the Network Solutions integration. Total Net Leverage Ratio is defined as the total debt outstanding on the credit agreements less up to $50.0 million of unrestricted cash and cash equivalents, divided by Consolidated EBITDA (as defined herein).

Outstanding debt amounts for purposes of the First Lien Net Leverage Ratio and the Total Net Leverage Ratio as of December 31, 2012 were approximately $653.7 million and $685.7 million, respectively. The covenant calculations as of December 31, 2012 are calculated on a trailing 12-month basis:

Covenant Description	Covenant Requirement	Ratio at December 31, 2012	Favorable/ (Unfavorable)
First Lien Net Leverage Ratio	Not greater than 5.25	3.89	1.36
Total Net Leverage Ratio	Not greater than 7.00	4.08	2.92

In addition to the financial covenants listed above, the credit agreements include customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

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

Net cash provided by financing activities included $733.5 million of proceeds from the credit agreements entered into on October 27, 2011, as discussed below. The proceeds are net of $37.5 million of loan origination discounts and include $21.0 million of initial borrowings from the $50.0 million revolving credit facility. In addition to the loan origination discount, approximately $21.2 million of other related debt issuance costs were incurred in 2011. The net proceeds were used to fund the acquisition of Network Solutions and to repay the outstanding debt of the Company and the assumed debt of Network Solutions as of October 27, 2011. In December 2011, $30 million of outstanding Second Lien Term Loan debt was repaid using cash generated after the acquisition and an additional $12 million of lower interest bearing revolving credit facility proceeds. Proceeds from the exercise of stock options of $9.1 million were received during the year ended December 31, 2011 compared to $1.8 million in the prior year ended.

Contractual Obligations and Commitments

Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and other unconditional marketing-related purchase obligations. The following summarizes our contractual obligations as of December 31, 2012 (in thousands):

		Payment Due by Period
Contractual Obligations (000’s)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt(2)	$694,631	$—	$54,739	$6,295	$47,295	$554,302	$32,000
Current maturities of long-term debt	6,295	6,295	—	—	—	—	—
Interest payments on long-term debt(2)	179,997	39,549	37,204	36,192	35,562	28,586	2,904
Operating lease obligations(1)	52,077	6,728	6,541	6,420	6,342	6,452	19,594
Uncertain tax positions(3)	—	—	—	—	—	—	—
Purchase obligations(4)	111,641	8,810	12,134	12,702	12,702	12,293	53,000
Total	$1,044,641	$61,382	$110,618	$61,609	$101,901	$601,633	$107,498

(1)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.
(2)	The First Lien Term Loan requires mandatory repayments that are based on the “excess cash flow” (as defined in the First Lien Credit Agreement) generated by the Company during each fiscal year. Excess cash flow payments are required to be made during the quarter following each fiscal year end. We have forecasted the excess cash flows that we expect to generate during the year ending December 31, 2013 that we expect to be payable during the first quarter of 2014 and reflected this forecast in the table above. Subsequent to 2013’s excess cash flow calculation, only the scheduled principal payment requirements, excluding the excess cash flow payments, are presented due to the significant uncertainty that would be present in making the estimates required to determine such amounts. Projected interest payments for the revolving credit facility were calculated based on outstanding principal amounts using interest rates in effect as of December 31, 2012.
(3)	The settlement date is unknown for approximately $2.5 million of uncertain tax positions and has been excluded from the table above. See Note 15 — Income Taxes for additional information on uncertain tax positions.
(4)	Purchase obligations include corporate sponsorships and long-term service contracts for data storage.

In February 2012, we completed a Form S-3 registration statement to offer and issue 7,000,000 shares of common shares. The proceeds from these common shares are to be used for the repayment of outstanding debt, general corporate purposes and funding for potential acquisitions. In addition, the registration statement also included the resale of 16,434,692 common shares that were issued to General Atlantic, LLC in connection with the October 27, 2011 acquisition of Network Solutions. We will not receive any proceeds from the resale of these common shares. Subsequent to the registration statement, none of the 7 million common shares have been issued, however 8 million of the common shares that were issued to the General Atlantic, LLC resold during 2012.

In February 2013, General Atlantic, LLC sold an additional 2.3 million of the common shares that were issued in connection with the October 27, 2011 acquisition. Subsequent to this transaction, they held approximately 11% of the Company’s outstanding common shares.

Off-Balance Sheet Obligations

As of December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that our existing cash and cash equivalents at December 31, 2012 in addition to 2013 operating cash flows will be sufficient to meet our projected operating requirements for at least the next 12 months.

New Accounting Standards

See Note 2, New Accounting Standards, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The majority of our subscription agreements and operating expenses are denominated in U.S. dollars. However, we have sales and customer support operations in Canada and a technology administrative center in Argentina and are exposed to fluctuations in the Canadian dollar and Argentina peso. Exchange rate fluctuations have historically had little impact on our operating results and cash flows; however we continue to analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to reduce the effect of these potential fluctuations.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $15.2 million and $13.4 million at December 31, 2012 and 2011, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate. Therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

We had $700.9 million of long-term debt outstanding as of December 31, 2012. We have exposure to market risk for changes in interest rates related to these borrowings. Our variable rate debt is based on LIBOR plus 4.25 percent on the First Lien Term Loan and LIBOR plus 9.5 percent on the Second Lien Term Loan, which are subject to 1.25 percent and 1.5 percent LIBOR floors, respectively. A hypothetical 10 percent increase in the LIBOR rate and the LIBOR floors as of December 31, 2012 would result in additional interest expense of $0.8 million during the year ended December 31, 2013, assuming principal balances remain unchanged.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP.

We believe presenting non-GAAP measures is useful to investors because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP measures as important indicators of the Company’s past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP. You are encouraged to review the reconciliation of non-GAAP financial measures to GAAP financial measures included elsewhere in this press release.

Relative to each of the non-GAAP measures Web.com presents above, management further sets forth its rationale as follows:

•	Non-GAAP Revenue. We exclude from non-GAAP revenue the impact of the fair value adjustment to deferred revenue because we believe that excluding such measures helps management and investors better understand our revenue trends.
•	Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring charges, corporate development expenses, stock-based compensation charges, and gains or losses from asset sales. Management believes that excluding these items assists investors in evaluating period-over-period changes in our operating income without the impact of items that are not a result of the Company’s day-to-day business and operations.
•	Non-GAAP Net Income and Non-GAAP Net Income Per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax benefit, fair value adjustment to deferred revenue and deferred expense, restructuring charges, corporate development expenses, amortization of deferred financing fees, stock-based compensation, gain on sale of equity method investment, loss on debt extinguishment, gains or losses from asset sales and includes cash income tax expense, because management believes that excluding such measures helps investors better understand the Company’s operating activities.
•	Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, stock-based compensation, gains or losses from asset sales, corporate development expenses, and restructuring charges, because management believes that excluding such items helps investors better understand our operating activities.

In respect of the foregoing, we provide the following supplemental information to provide additional context for the use and consideration of the non-GAAP financial measures used elsewhere in this press release:

•	Stock-based compensation. These expenses consist of expenses for employee stock options and employee awards under ASC 718-10. While stock-based compensation expense calculated in accordance with ASC 718-10 constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because it is not an expense that typically requires or will require cash settlement by the Company and because such expense is not used by management to assess the core profitability of our business operations.
•	Amortization of intangibles. We incur amortization of acquired intangibles under ASC 805-10-65. Acquired intangibles primarily consist of customer relationships, non-compete agreements, trade names, and developed technology. Web.com expects to amortize for accounting purposes the fair value of the acquired intangibles based on the pattern in which the economic benefits of the intangible assets will be consumed as revenue is generated. Although the intangible assets generate revenue, the item is excluded because this expense is non-cash in nature and because the Company believes the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company’s operational performance. In addition, excluding this item from various non-GAAP measures facilitates management’s internal comparisons to our historical operating results and comparisons to the Company’s competitors’ operating results.
•	Depreciation expense. We record depreciation expense associated with its fixed assets. Although the fixed assets generate revenue for Web.com, the item is excluded because the Company believes the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company’s operational performance, and its ability to invest in research and development and fund acquisitions and capital expenditures. In addition, excluding this item from certain non-GAAP measures facilitates management’s internal comparisons to our historical operating results and comparisons to the Company’s competitors’ operating results.
•	Amortization of deferred financing fees. We incur amortization expense related to deferred financing fees. This item is excluded because Web.com believes the non-GAAP measures excluding this item provide meaningful supplemental information regarding the Company’s operational performance. In addition, excluding this item from various non-GAAP measures facilitates management’s internal comparisons to our historical operating results and comparisons to the Company’s competitors’ operating results.
•	Restructuring charges. We have recorded restructuring charges and exclude the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company’s business operations.
•	Income tax expense. Due to the magnitude of our historical net operating losses and related deferred tax asset, the Company excludes income tax expense from its non-GAAP measures primarily because they are not indicative of the cash tax paid by the Company and therefore are not reflective of ongoing operating results. Further, excluding this item from non-GAAP measures facilitates management’s internal comparisons to the Company’s historical operating results. Web.com also excludes income tax expense altogether from certain non-GAAP financial measures because the Company believes that the non-GAAP measures excluding this item provide meaningful supplemental information regarding the Company’s operational performance and facilitates management’s internal comparisons to the Company’s historical operating results and comparisons to the Company’s competitors’ operating results.
•	Fair value adjustment to deferred revenue and deferred expense. We have recorded a fair value adjustment to acquired deferred revenue and deferred expense in accordance with ASC 805-10-65. We exclude the impact of this adjustment from its non-GAAP measures, because doing so results in non-GAAP revenue and non-GAAP net income which are reflective of ongoing operating results and more comparable to historical operating results, since the majority of the Company’s revenue is recurring subscription revenue. Excluding the fair value adjustment to deferred revenue and deferred expense therefore facilitates management’s internal comparisons to our historical operating results.
•	Corporate development expenses. We incur expenses relating to acquisitions and successful integration of acquisitions. Web.com excludes the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company’s business operations.
•	Gains or losses from asset sales and certain other transactions. Web.com excludes the impact of asset sales and certain other transactions including debt extinguishments and the sale of equity method investments from its non-GAAP measures because the impact of this item is not considered part of our ongoing operations.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Twelve Months Ended December 31,
	2012	2011	2010
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$407,646	$199,205	$120,289
Fair value adjustment to deferred revenue	83,732	35,238	13,080
Non-GAAP revenue	$491,378	$234,443	$133,369
Reconciliation of GAAP net (loss) income to non-GAAP net income
GAAP net (loss) income	$(122,217)	$(12,309)	$(6,532)
Amortization of intangibles	70,350	25,389	12,879
Loss on sale of assets	403	10	6
Stock based compensation	11,927	6,933	4,711
Income tax benefit	(16,738)	(49,958)	(10,720)
Restructuring charges	2,469	9,536	2,171
Corporate development	660	13,083	2,892
Amortization of deferred financing fees	11,017	6,856	573
Cash income tax expense	(1,044)	(214)	(845)
Fair value adjustment to deferred revenue	83,732	35,238	13,080
Fair value adjustment to deferred expense	2,376	739	214
Loss on debt extinguishment	41,977	—	—
Gain on sale of equity method investment	(5,156)	—	—
Non-GAAP net income	$79,756	$35,303	$18,429
Reconciliation of GAAP diluted net (loss) income per share to non-GAAP net income per share
Diluted GAAP net (loss) income	$(2.61)	$(0.40)	$(0.26)
Diluted equity	0.17	0.04	0.02
Amortization of intangibles	1.40	0.76	0.47
Loss on sale of assets	0.01	—	—
Stock based compensation	0.24	0.21	0.17
Income tax benefit	(0.33)	(1.48)	(0.39)
Restructuring charges	0.05	0.28	0.08
Corporate development	0.01	0.39	0.11
Amortization of deferred financing fees	0.22	0.20	0.02
Cash income tax expense	(0.02)	(0.01)	(0.03)
Fair value adjustment to deferred revenue	1.67	1.04	0.48
Fair value adjustment to deferred expense	0.05	0.02	0.01
Loss on debt extinguishment	0.84	—	—
Gain on sale of equity method investment	(0.11)	—	—
Diluted Non-GAAP net income	$1.59	$1.05	$0.68
Reconciliation of GAAP operating loss to non-GAAP operating income
GAAP operating loss	$(36,010)	$(40,767)	$(14,536)
Amortization of intangibles	70,350	25,389	12,879
Loss on sale of assets	403	10	—
Stock based compensation	11,927	6,933	4,711

	Twelve Months Ended December 31,
	2012	2011	2010
Restructuring charges	2,469	9,536	2,171
Corporate development	660	13,083	2,892
Fair value adjustment to deferred revenue	83,732	35,238	13,080
Fair value adjustment to deferred expense	2,376	739	214
Non-GAAP operating income	$135,907	$50,161	$21,411
Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	-9%	-20%	-12%
Amortization of intangibles	14%	11%	10%
Restructuring charges	1%	4%	2%
Corporate development	0%	6%	2%
Fair value adjustment to deferred revenue	21%	17%	10%
Fair value adjustment to deferred expense	0%	0%	0%
Stock based compensation	1%	3%	4%
Non-GAAP operating margin	28%	21%	16%
Reconciliation of GAAP operating loss to adjusted EBITDA
GAAP operating loss	$(36,010)	$(40,767)	$(14,536)
Depreciation and amortization	78,981	29,456	15,724
Loss on sale of assets	403	10	—
Stock based compensation	11,927	6,933	4,711
Restructuring charges	2,469	9,536	2,171
Corporate development	660	13,083	2,892
Fair value adjustment to deferred revenue	83,732	35,238	13,080
Fair value adjustment to deferred expense	2,376	739	214
Adjusted EBITDA	$144,538	$54,228	$24,256

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

	Three Months Ended
	Mar 31, 2012	Jun 30, 2012(1)	Sept 30, 2012	Dec 31, 2012(2)	Mar 31, 2011	Jun 30, 2011	Sept 30, 2011	Dec 31, 2011(3)(4)
	(in thousands)
Total revenue	$91,514	$98,947	$105,753	$111,432	$39,481	$42,241	$43,903	$73,580
Total cost of revenue	38,608	39,801	40,195	41,726	17,707	17,636	17,361	32,117
Gross profit	52,906	59,146	65,558	69,706	21,774	24,605	26,542	41,463
Total operating expenses	71,448	70,388	71,179	70,311	25,352	25,159	30,332	74,308
Loss from operations	(18,542)	(11,242)	(5,621)	(605)	(3,578)	(554)	(3,790)	(32,845)
Net (loss) income from continuing operations	(29,779)	(19,059)	(21,502)	(51,877)	(5,735)	(1,972)	(5,471)	669
Income (loss) from discontinued operations	—	—	—	—	125	125	75	(125)
Net (loss) income	$(29,779)	$(19,059)	$(21,502)	$(51,877)	$(5,610)	$(1,847)	$(5,396)	$544
Net (loss) income per common share:
Basic continuing operations	$(0.65)	$(0.41)	$(0.45)	$(1.10)	$(0.21)	$(0.07)	$(0.19)	$0.02
Basic discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Diluted continuing operations	$(0.65)	$(0.41)	$(0.45)	$(1.10)	$(0.21)	$(0.07)	$(0.19)	$0.02
Diluted discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—

(1)	On May 31, 2012, the Company sold its interest in an equity method investment named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million.
(2)	Included in the fourth quarter ended December 31, 2012 is a $42.0 million loss on debt extinguishment. In November 2012, the Company repriced its First Lien Term Loan and increased the amount of available borrowings under its revolving credit facility. The terms of the Second Lien Term Loan were unchanged by the repricing. However, the Company used the $60 million of proceeds from increasing the First Lien Term Loan, $20 million from the revolving credit facility and $8 million of cash on hand to repay $88 million of the Second Lien Term Loan.
(3)	The Company completed its acquisition of Network Solutions on October 27, 2011. The earnings per share amounts shown for the fourth quarter ended December 31, 2011 reflect the impact of issuing 18 million common shares to the sellers on October 27, 2011. In addition, the fourth quarter 2011 results of operations include the results of Network Solutions from October 28, 2011 through December 31, 2011.
(4)	Included in the fourth quarter ended December 31, 2011 is a $28.4 million tax benefit due to a reduction in the deferred tax asset valuation allowance resulting from the acquisition of Network Solutions that occurred on October 27, 2011.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Web.com Group, Inc.

We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Web.com Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Web.com Group, Inc. and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
March 6, 2013

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following documents are filed as part of this Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Web.com Group, Inc.

We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
March 6, 2013

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$15,181	$13,364
Accounts receivable, net of allowance of $2,337 and $1,560, respectively	15,007	13,094
Prepaid expenses	6,697	5,184
Deferred expenses, current	59,255	57,302
Deferred taxes	18,092	18,563
Other current assets	5,116	5,012
Total current assets	119,348	112,519
Property and equipment, net	40,079	25,696
Deferred expenses, non-current	63,147	68,136
Goodwill	628,176	631,362
Intangible assets, net	469,703	539,979
Other assets	6,817	21,788
Total assets	$1,327,270	$1,399,480
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,385	$4,931
Accrued expenses	11,562	15,953
Accrued compensation and benefits	15,413	15,956
Accrued restructuring costs and other reserves	1,477	5,687
Deferred revenue	191,149	142,157
Current portion of debt and capital lease obligations	4,681	4,182
Other liabilities	2,556	2,496
Total current liabilities	233,223	191,362
Deferred revenue	175,816	132,814
Long-term debt and capital lease obligations	688,140	714,703
Deferred tax liabilities	64,126	84,832
Other long-term liabilities	4,352	4,013
Total liabilities	1,165,657	1,127,724
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 49,175,642 and 47,359,304 shares issued and outstanding at December 31, 2012 and 2011, respectively	49	47
Additional paid-in capital	454,022	441,955
Accumulated other comprehensive income	5	—
Accumulated deficit	(292,463)	(170,246)
Total stockholders’ equity	161,613	271,756
Total liabilities and stockholders’ equity	$1,327,270	$1,399,480

See accompanying notes to consolidated financial statements.

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription	$396,687	$195,645	$117,691
Professional services and other	10,959	3,560	2,598
Total revenue	407,646	199,205	120,289
Cost of revenue (excluding depreciation and amortization shown separately below):
Subscription	153,417	83,406	51,371
Professional services and other	6,913	1,415	1,861
Total cost of revenue	160,330	84,821	53,232
Gross profit	247,316	114,384	67,057
Operating expenses:
Sales and marketing	117,811	51,743	28,678
Research and development	34,258	19,252	10,910
General and administrative	49,807	45,164	24,110
Restructuring charges	2,469	9,536	2,171
Depreciation and amortization	78,981	29,456	15,724
Total operating expenses	283,326	155,151	81,593
Loss from operations	(36,010)	(40,767)	(14,536)
Interest expense, net	(66,124)	(18,020)	(2,832)
Loss on debt extinguishment	(41,977)	(3,806)	—
Gain on sale of equity method investment	5,156	—	—
Loss before income taxes from continuing operations	(138,955)	(62,593)	(17,368)
Income tax benefit	16,738	50,084	10,720
Net loss from continuing operations	(122,217)	(12,509)	(6,648)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(9)
Gain on sale of discontinued operations, net of tax	—	200	125
Income from discontinued operations	—	200	116
Net loss	$(122,217)	$(12,309)	$(6,532)
Other comprehensive income (loss):
Interest rate swap gain (loss), net of tax	—	40	(40)
Unrealized gains on investments, net of tax	5	—	—
Total comprehensive loss	$(122,212)	$(12,269)	$(6,572)
Basic earnings per share:
Loss from continuing operations per common share	$(2.61)	$(0.41)	$(0.26)
Income from discontinued operations per common share	$—	$0.01	$—
Net loss per common share	$(2.61)	$(0.40)	$(0.26)
Diluted earnings per share:
Loss from continuing operations per common share	$(2.61)	$(0.41)	$(0.26)
Income from discontinued operations per common share	$—	$0.01	$—
Net loss per common share	$(2.61)	$(0.40)	$(0.26)
Basic weighted average common shares outstanding	46,892	30,675	25,515
Diluted weighted average common shares outstanding	46,892	30,675	25,515

See accompanying notes to consolidated financial statements.

Web.com Group, Inc. Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	26,176,967	$26	1,619,857	$(5,477)	$260,552	$—	$(151,405)	$103,696
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,532)	(6,532)
Other comprehensive loss, net of income taxes	—	—	—	—	—	(40)	—	(40)
Total comprehensive loss	—	—	—	—	—	—	—	(6,572)
Exercise of stock options	535,442	1	(535,442)	1,718	120	—	—	1,839
Issuance of restricted stock	668,250	—	(668,250)	1,863	(1,863)	—	—	—
Stock compensation expense	—	—	—	—	4,711	—	—	4,711
Common stock repurchased	(40,597)	—	—	—	(53)	—	—	(53)
Issuance costs of common stock	—	—	—	—	(14)	—	—	(14)
Balance, December 31, 2010	27,340,062	27	416,165	(1,896)	263,453	(40)	(157,937)	103,607
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,309)	(12,309)
Other comprehensive income, net of tax	—	—	—	—	—	40	—	40
Total comprehensive loss	—	—	—	—	—	—	—	(12,269)
Issuance of common stock for acquisition (Note 7)	18,000,000	18	—	—	164,862	—	—	164,880
Exercise of stock options	1,707,613	2	(416,165)	1,896	7,175	—	—	9,073
Issuance of restricted stock	342,000	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	6,933	—	—	6,933
Common stock repurchased	(30,371)	—	—	—	(452)	—	—	(452)
Issuance costs of common stock	—	—	—	—	(16)	—	—	(16)
Balance, December 31, 2011	47,359,304	47	—	—	441,955	—	(170,246)	271,756
Comprehensive loss:
Net loss	—	—	—	—	—	—	(122,217)	(122,217)
Other comprehensive income, net of tax	—	—	—	—	—	5	—	5
Total comprehensive loss	—	—	—	—	—	—	—	(122,212)
Exercise of stock options	1,718,766	2	—	—	7,026	—	—	7,028
Common stock repurchased	(413,678)	—	—	—	(5,896)	—	—	(5,896)
Stock compensation expense	—	—	—	—	11,927	—	—	11,927
Issuance of restricted stock	511,250	—	—	—	—	—	—	—
Issuance costs of common stock	—	—	—	—	(990)	—	—	(990)
Balance, December 31, 2012	49,175,642	$49	—	$—	$454,022	$5	$(292,463)	$161,613

Web.com Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(122,217)	$(12,309)	$(6,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(200)	(125)
Gain on sale of equity method investment	(5,156)	—	—
Loss from debt extinguishment	39,331	3,806	—
Depreciation and amortization	78,981	29,456	15,724
Stock based compensation	11,927	6,933	4,711
Deferred income tax benefit	(17,829)	(50,112)	(12,274)
Amortization of debt issuance costs and other	11,420	2,766	578
Changes in operating assets and liabilities:
Accounts receivable, net	(1,906)	(407)	389
Prepaid expenses and other assets	(3,020)	1,711	2,272
Deferred expenses	3,004	2,025	(963)
Accounts payable	295	(1,509)	1,010
Accrued expenses and other liabilities	(4,105)	1,694	(3,103)
Accrued compensation and benefits	(577)	(2,897)	3,492
Accrued restructuring	(4,176)	5,199	(585)
Deferred revenue	91,993	28,768	11,157
Net cash provided by operating activities	77,965	14,924	15,751
Cash flows from investing activities
Business acquisitions, net of cash acquired	—	(405,120)	(130,142)
Proceeds from sale of discontinued operations	—	325	125
Proceeds from sale of equity method investment	7,197	—	—
Investment in intangible assets	—	—	(1,396)
Capital expenditures	(22,298)	(4,270)	(1,656)
Other	(76)	83	—
Net cash used in investing activities	(15,177)	(408,982)	(133,069)
Cash flows from financing activities
Stock issuance costs	(21)	(16)	(14)
Common stock repurchased	(4,683)	(452)	(53)
Proceeds from long-term debt	643,205	745,500	110,000
Payments of long-term debt	(701,574)	(341,748)	(12,256)
Debt issuance costs	(3,720)	(21,242)	(5,318)
Proceeds from exercise of stock options and other	5,822	9,073	1,839
Net cash (used in) provided by financing activities	(60,971)	391,115	94,198
Net increase (decrease) in cash and cash equivalents	1,817	(2,943)	(23,120)
Cash and cash equivalents, beginning of year	13,364	16,307	39,427
Cash and cash equivalents, end of year	$15,181	$13,364	$16,307
Supplemental cash flow information
Interest paid	$57,293	$14,364	$2,605
Income tax paid	$252	$1,089	$287
Supplemental disclosure of non-cash transactions
Acquisition-related note payable	$—	$—	$5,000

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. (referred to as “the Company”, “Web.com Group, Inc.” or “Web.com” herein) is a leading provider of a full line of internet services for small to medium-sized businesses (“SMBs”). Web.com is a global domain name registrar and further meets the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services.

On October 27, 2011, the Company completed its acquisition of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of domain names, web hosting and online marketing services. On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP, another provider of domain names, online marketing and web services. Collectively, these acquisitions brought approximately 2.7 million subscribers that present substantial cross- and up-sell opportunities. See Note 7, Business Combinations, for additional information on these acquisitions.

The Company has reviewed the criteria of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, Web services and products.

Certain prior year amounts have been reclassified to break out additional information and conform to current year presentation.

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

Principles of Consolidation

The Company’s consolidated financial statements include the assets, liabilities and the operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the assets and liabilities of Register.com LP as of December 31, 2010, 2011, and 2012, and the results of operations and cash flows beginning on July 30, 2010. The consolidated financial statements include the assets and liabilities of Network Solutions as of December 31, 2011 and 2012, and the results of operations and cash flows beginning on October 28, 2011.

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

Thus, the Company recognizes subscription revenue on a daily basis, as services are provided. Customers are billed for the subscription on a monthly, quarterly, semi-annual, annual or on a multi-year basis, at the customer’s option. For all of the Company’s customers, regardless of the method the Company uses to bill them, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, the Company recognizes subscription revenue on a daily basis over the applicable service period. When the Company provides a free trial period, the Company does not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

1. The Company and Summary of Significant Accounting Policies  – (continued)

The Company accounts for multi-element arrangements, such as in the instances where the Company designs a custom website and separately offers other services such as hosting and marketing, in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement (ASC 605-25). The Company may sell products or services to customers at the same time. For example, the Company may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. The Company’s products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. We assign value to the separate units of accounting in multiple-element arrangements based on proportionate standalone unit value to the total value of the arrangement, multiplied by the actual selling price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.

The Company incurs direct costs, primarily related to outbound and inbound sales call centers, to acquire new customers. Frequently, these new customers purchase products that result in the deferral of revenue by the Company. All direct costs related to acquiring new customers are expensed in the period incurred and not deferred over the related deferred revenue contract term.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand deposit accounts, and money market accounts. For purposes of presentation in the Consolidated Balance Sheets, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in credit instruments of highly rated financial institutions; four institutions hold 98% of the total cash and cash equivalents.

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

Included in the accounts receivable line item in the consolidated balance sheet as of each of the years ended December 31, 2012 and 2011 is approximately $1.5 million of receivables primarily due from the Canadian government for job creation incentive rebates as well as for sales and use tax.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

1. The Company and Summary of Significant Accounting Policies  – (continued)

Deferred Expenses

Deferred expenses primarily consist of prepaid domain name registry fees that are paid in full at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.

Debt Issuance Costs

The Company records certain loan origination discounts and other fees in connection with the issuance of long term debt. The loan origination discounts are recorded as a reduction in the carrying amount of the underlying debt and all other deferred costs are in other current or non-current assets. Debt issuance costs are amortized to interest expense over the life of the underlying debt using the effective interest method. In determining the periodic amortization expense, the Company includes estimates of prepayments based on the excess cash flow requirements as defined in the credit agreements. See Note 11, Long-term debt, for additional information.

Goodwill and Other Intangible Assets

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and in July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in accordance with ASC 350. These new standards update the testing of goodwill and indefinite–lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived intangible assets and goodwill balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test as described in ASC 350.

The Company continues to perform the quantitative tests to determine if it is more likely than not that the carrying value of our indefinite-lived intangible assets and our goodwill is impaired during the year ended December 31, 2012. The Company tests goodwill and intangible assets for impairment using one reporting unit. A market approach is typically used to test goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of the Company’s calculation, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:

Goodwill

The first step involves comparing the fair value of our reporting unit to their carrying value, including goodwill. The Company uses a market capitalization approach after considering an estimated control premium.

Intangible Assets

The Company estimates the fair value of indefinite-lived intangibles using the relief-from-royalty method, a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions in estimating the fair value include, among other items, forecasted revenue, royalty rates, tax rate, and the benefit of tax amortization. The Company employs a weighted-average cost of capital approach to determine the discount rates used in our projections. The determination of the discount rate includes certain factors such as, but not limited to, the risk-free rate of return, entity specific risk, size premium, and the overall level of inherent risk.

If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of goodwill or intangible asset to its implied fair value. An impairment charge is recognized for the excess of the carrying value over its implied fair value.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

1. The Company and Summary of Significant Accounting Policies  – (continued)

The results of these analyses indicated that the Company’s indefinite-lived intangible assets and goodwill were not impaired at December 31, 2012. See Note 9, Goodwill and Intangible Assets, in the consolidated financial statements for additional information.

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

The asset lives used are presented in the table below:

Average Life in Years
Computer equipment	3 – 5
Software	2 – 3
Furniture and fixtures	5
Other equipment	5 – 6
Buildings	30
Building improvements	15
Leasehold improvements	Shorter of asset’s life or life of the lease

Advertising

Advertising costs are charged to operations as incurred. Included in advertising are general marketing and advertising costs, as well as online marketing and banner advertisements. Total advertising expense was $52.0 million, $15.8 million and $8.0 million for the years ending December 31, 2012, 2011 and 2010, respectively.

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

Further, deferred tax assets are recognized for the expected realization of available deductible temporary differences and net operating loss and tax credit carry forwards. ASC 740 requires companies to assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” threshold. In making such assessments, the Company considers the expected reversals of our existing deferred tax liabilities within the applicable jurisdictions and carry forward periods, based on our existing Section 382 limitations. The Company does not consider deferred tax liabilities related to indefinite lived intangibles or tax deductible goodwill as a source of future taxable income. Additionally, the Company does not consider future taxable income (exclusive of the reversal of existing deferred tax liabilities and carry forwards) because we continue to be in a three-year cumulative loss position.

A valuation allowance is recorded to reduce our deferred tax assets to the amount that is “more likely than not” to be realized based on the above methodology. The Company reviews the adequacy of the valuation allowance on an ongoing basis and adjust our valuation allowance in the appropriate period, if applicable.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

1. The Company and Summary of Significant Accounting Policies  – (continued)

The Company records liabilities for uncertain tax positions related to federal, state and foreign income taxes in accordance with ASC 740. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. If applicable, the Company will adjust the income tax provision in the appropriate period.

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

2. New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2012-02 Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. An entity will have an option not to annually calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company early adopted ASU 2012-02 and continued to perform the quantitative impairment test which results had no impact to the consolidated financial position, results of operations or cash flows upon adoption.

In 2011, the FASB issued an ASU to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present components of net income and other comprehensive income and a total for comprehensive income in a single continuous statement below net income or in two separate but consecutive statements of net income and comprehensive income. Companies will no longer be allowed to present components of comprehensive income solely on the statement of changes in stockholders' equity. In both options, companies must present the components of net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement became effective for the Company beginning with the first quarter 2012 10-Q filing. The Company has elected to present comprehensive income in a single continuous statement. This update requires retrospective application for all periods presented.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

3. Net Loss Per Common Share

Basic net loss per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net loss per common share for the years ended December 31, 2012, 2011 and 2010 (in thousands except per share amounts):

	2012	2011	2010
Loss from continuing operations	$(122,217)	$(12,509)	$(6,648)
Income from discontinued operations	—	200	116
Net loss	$(122,217)	$(12,309)	$(6,532)
Weighted-average outstanding shares of common stock	46,892	30,675	25,515
Dilutive effect of stock options and restricted stock	—	—	—
Dilutive effect of warrants	—	—	—
Common stock and common stock equivalents	46,892	30,675	25,515
Basic loss per share:
Loss from continuing operations	$(2.61)	$(0.41)	$(0.26)
Income from discontinued operations	—	0.01	—
Net loss	$(2.61)	$(0.40)	$(0.26)
Diluted loss per share:
Loss from continuing operations	$(2.61)	$(0.41)	$(0.26)
Income from discontinued operations	—	0.01	—
Net loss	$(2.61)	$(0.40)	$(0.26)

On October 27, 2011 the Company issued 18 million shares of common stock and paid $405.1 million in cash to complete the acquisition of Network Solutions. In conjunction with ASC 260, Earnings Per Share, these shares were included between October 27, 2011 and December 31, 2011 in the calculation of basic and diluted shares outstanding.

During the years ended December 31, 2012, 2011 and 2010, 8.3 million, 7.1 million, and 7.0 million of stock options and restricted share awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

4. Sale of Equity Method Investment

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

The Company’s equity in earnings from OrangeSoda, Inc. during years ended December 31, 2012 and 2011 have been presented in the general and administrative line item in the consolidated statement of comprehensive loss. These earnings were considered deminimus for separate line item disclosure.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

5. Valuation Accounts

The Company’s accounts receivable allowance is summarized as follows (in thousands):

	Beginning of Year Balance	Provision	Charge-off	End of Year Balance
2010	$428	$1,596	$(1,501)	$523
2011	$523	$3,812	$(2,775)	$1,560
2012	$1,560	$7,875	$(7,098)	$2,337

6. Property and Equipment

The Company’s property and equipment are summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$416	$416
Depreciable assets:
Software	14,625	7,662
Computer equipment	34,083	22,812
Other equipment	6,331	1,655
Furniture and fixtures	4,640	4,394
Building and improvements	2,300	2,299
Leasehold improvements	2,392	2,604
Total depreciable assets	64,371	41,426
Accumulated depreciation	(24,708)	(16,146)
Property and equipment, net	$40,079	$25,696

Depreciation expense relating to depreciable assets amounted to $8.6 million, $4.1 million, and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, the Company had unamortized computer software costs of $8.0 million and $4.4 million, respectively. For the years ended December 31, 2012, 2011 and 2010, respectively, approximately $3.4 million, $0.7 million and $0.3 million of depreciation expense related to computer software was recorded.

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

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

7. Business Combinations  – (continued)

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

Goodwill decreased by approximately $3.2 million during the year ended December 31, 2012 primarily due to finalizing the Network Solutions’ income tax returns. The following table summarizes the Company’s final purchase price allocation based on the fair values of the assets acquired and liabilities assumed on October 27, 2011 (in thousands):

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

The customer relationships and developed technology intangible assets are being amortized over a weighted average period of 144 months and 47 months, respectively. The non-compete agreements were amortized over 12 months and are fully amortized as of December 31, 2012. The domain/trade names have indefinite lives and are not amortized.

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

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

7. Business Combinations  – (continued)

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

Acquisition of Register.com LP

On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP, a provider of global domain name registration and complementary website design and management services. The Company believes that the acquisition further enhances the Company’s position as a leading provider of online marketing and web services to small businesses. In addition to bringing approximately 787,000 subscribers, which subscribers present substantial cross- and up-sell opportunities, Register.com LP brings highly complementary products, sales channels and operating capabilities. Consideration for the interests in Register.com LP was approximately $135.1 million financed with a $95 million term loan, a $15 million revolving credit facility, approximately $20 million in cash and a $5 million seller note. In connection with the acquisition, the Company incurred approximately $2.9 million of acquisition costs during the year ended December 31, 2010 and recorded the expenses in the General and administrative expense line in the Consolidated Statement of Comprehensive Loss. These costs primarily include investment banking, legal and other professional services.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

7. Business Combinations  – (continued)

The following table summarizes the Company’s purchase price allocation based on the fair values of the assets acquired and liabilities assumed on July 29, 2010 (in thousands):

Tangible current assets	$13,401
Tangible non-current assets	1,808
Deferred expenses	26,799
Developed technology	28,720
Customer relationships	20,570
Domain/trade names	15,890
Goodwill	110,305
Current liabilities	(14,892)
Deferred revenue	(44,243)
Deferred tax liability	(22,198)
Non-current liabilities	(1,018)
Net assets acquired	$135,142

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

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the acquisition had occurred at the beginning of each year presented. The Company has made adjustments to the historical Web.com Group, Inc. and Register.com, LP financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Register.com LP for the entire period presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. The fair value of the acquired deferred revenue was approximately 50 percent less than the pre-acquisition historical basis of Register.com LP. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the July 29, 2010 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively. Finally, non-recurring acquisition related transaction and compensation costs were excluded.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

7. Business Combinations  – (continued)

The following summarizes unaudited pro forma total revenue, operating loss and net loss for the year ended December 31, 2010:

2010
Revenue	$157,722
Net loss	$(24,443)
Basic earnings per share:
Net loss per share	$(0.96)
Diluted earnings per share:
Net loss per share	$(0.96)
Basic weighted-average common shares outstanding	25,515
Diluted weighted-average common shares outstanding	25,515

8. Restructuring Costs

In 2012, the Company exited the sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was recorded as restructuring expense during the year ended December 31, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was also recorded during the year ended December 31, 2012 in the general and administrative line item in the consolidated statement of comprehensive loss.

The Company early terminated its contract for telesales and marketing services with Red Ventures LLC in 2012 and incurred a $1.5 million charge to exit the agreement. General Atlantic LLC is one of the Company’s greater than 5 percent shareholders and also has a 25 percent ownership interest in Red Ventures, see Note 17, Related Party Transactions, for additional information on the total expenses between the Company and Red Ventures. The Company recorded the $1.5 million as restructuring charges in the Consolidated Statement of Comprehensive Loss during the year ended December 31, 2012. The Company may continue to incur minimal charges for transitional call center services to be received by Red Ventures through the first quarter of 2013 and will expense such costs as incurred.

The Company continued to incur restructuring charges for future service required by certain Network Solutions employees up to their scheduled termination dates throughout 2012 as well as for relocating employees. Additional severance and relocation expense of $0.8 million was recorded during the year ended December 31, 2012.

During 2011, the Company incurred approximately $9.5 million in restructuring costs primarily related to the Network Solutions acquisition. Approximately $5.0 million of severance expense was recorded from terminating employees. In addition, the Company recorded $4.2 million of restructuring expense from exiting approximately 54 percent of Network Solutions headquarters office lease located in Herndon, Virginia. The cease use date was December 31, 2011. The reserve that has been established includes the present value of the future minimum lease payments related to the exited area offset by estimated sublease payments based on market values of comparable spaces in the region. The Company recorded another $0.3 million of severance related liabilties that were included in the purchase price allocation.

The Company incurred approximately $0.3 million and $4.0 million in restructuring costs during the year ended December 31, 2011 and 2010, respectively, primarily related to the Register.com LP acquisition. The majority of the costs are for relocating and terminating former Register.com LP employees. Approximately $1.8 million of the total restructuring cost represented existing Register.com LP severance related liabilities that were included in the purchase price allocation as required by ASC 805. The remaining $2.2 million was

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

8. Restructuring Costs  – (continued)

recorded as a period expense in restructuring charges in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2010.

The tables below summarize the activity of accrued restructuring costs and other reserves during the years ended December 31, 2012 and 2011 (in thousands):

	Balance as of December 31, 2011	Additions	Cash Payments	Change in Estimates/Other	Balance as of December 31, 2012
Contract termination costs	$3,341	$1,672	$(2,663)	$119	$2,469
Employee termination benefits and other restructuring costs	4,308	797	(4,833)	—	272
Non-current portion	(1,962)				(1,264)
Current portion	$5,687	$2,469	$(7,496)	$119	$1,477

	Balance as of December 31, 2010	Additions	Cash Payments	Change in Estimates/Other	Balance as of December 31, 2011
Contract termination costs	$449	$3,339	$(778)	$331	$3,341
Employee termination benefits and other restructuring costs	1,876	5,292	(2,860)	—	4,308
Non-current portion					(1,962)
Current portion	$2,325	$8,631	$(3,638)	$331	$5,687

9. Goodwill and Intangible Assets

The Company’s intangible assets are summarized as follows (in thousands):

	December 31,		Weighted-average Amortization period
	2012	2011
Indefinite-lived intangible assets:
Domain/Trade names	$128,075	$128,000
Definite-lived intangible assets:
Customer relationships	285,135	285,135	124 months
Developed technology	187,563	187,563	40 months
Non-compete agreements and other *	4,108	4,108
Accumulated amortization	(135,178)	(64,827)
*Fully amortized at December 31, 2012	$469,703	$539,979

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

9. Goodwill and Intangible Assets  – (continued)

The weighted-average amortization period for the amortizable intangible assets as of December 31, 2012 is approximately 8 years. Total amortization expense was $70.3 million, $25.4 million, and $12.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. Non-compete agreements, customer relationships and developed technology have original useful lives between one and three years, one and 16 years, and three and eight years, respectively. The other intangible assets have useful lives of between two and three years. Expected amortization expense for the next five years and thereafter is as follows (in thousands):

2013	$67,833
2014	59,200
2015	36,543
2016	34,593
2017	25,446
Thereafter	118,013
Total	$341,628

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the years ended (in thousands):

	December 31,
	2012*	2011*
Goodwill balance at beginning of year	$733,656	$224,806
Accumulated impaired goodwill at beginning of year	(102,294)	(102,294)
Goodwill balance at beginning of year, net	631,362	122,512
Goodwill acquired during the year	—	508,176
Goodwill adjusted during the year(1)	(3,186)	674
Goodwill balance at end of year, net	$628,176	$631,362

*	Gross goodwill balances were $730,470 and $733,656 as of December 31, 2012 and 2011, respectively. This excludes accumulated impairment losses of $102,294 as of December 31, 2012 and 2011.
(1)	See Note 7, Business Combinations for information surrounding the changes to goodwill during the year ended December 31, 2012.

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for indicators of impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. As of December 31, 2012 and 2011, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined there were no indicators of impairment.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

10. Commitments

Operating Leases

The table below summarizes the Company’s principal operating leases as of December 31, 2012:

	Location	Square Feet (Unaudited)	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	96,304	December 2020
Technology administrative center	Buenos Aires, Argentina	10,000	December 2014
eCommerce operations center	Barrie, Ontario, Canada	8,301	May 2015
Sales and customer support operations center	Hazleton, PA	39,429	January 2013*
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Belleville, IL	19,428	May 2013
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Sales operations center	Scottsdale, AZ	8,280	May 2013
eCommerce operations center	Shavertown, PA	15,641	March 2013
Technology administrative center	Atlanta, GA	10,235	December 2015
Technology data center	Atlanta, GA	4,000	May 2021

* In January 2013, the lease was renewed through January 2018.

Rental expense for the leased facilities and equipment amounted to approximately $6.4 million, $4.7 million and $4.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accrued rent expense was $1.3 million and $1.2 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

Net Minimum Rental Payments
2013	$6,728
2014	6,541
2015	6,420
2016	6,342
2017	6,452
Thereafter	19,594
$52,077

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

10. Commitments  – (continued)

Purchase Obligations

Purchase obligations include corporate and marketing related sponsorships and long-term service contracts for data storage. As of December 31, 2012, the Company’s unconditional purchase obligations are as follows:

Payment Due
2013	$8,810
2014	12,134
2015	12,702
2016	12,702
2017	12,293
Thereafter	53,000
$111,641

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.3 million in standby letters of credit as of December 31, 2012, $2.0 million of which was drawn against the Company’s revolving credit facility.

11. Long-term debt

Financing Network Solutions Acquisition

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011, by and among the Company, J. P. Morgan Securities LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents; Goldman Sachs Lending Partners LLC and SunTrust Bank, as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto (the “First Lien Credit Agreement”) and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011, (the “Second Lien Credit Agreement”). The First Lien Credit Agreement originally provided for (i) a six-year $600 million first lien loan facility (the “First Lien Term Loan”) and (ii) a five-year revolving credit facility of $50 million (the “Revolving Credit Facility”). The Second Lien Credit Agreement originally provided for a seven-year $150 million second lien loan facility (the “Second Lien Term Loan”).

The Company is required to maintain certain covenant ratios under the First and Second Lien Agreements. In addition, such agreements contain customary covenants that limit (among other things) the incurrence of debt, the payment of dividends, the disposition of assets, and making of certain payments. Substantially all of the Company’s and certain of its subsidiaries’ tangible and intangible assets are pledged to secure its obligations under the credit agreements.

November 2012 Repricing/Extinguishments

In November 2012, the Company repriced its First Lien Term Loan and increased the outstanding balance of $569.5 million by $60 million to $629.5 million. In addition, the Company increased the maximum amount of available borrowings under the revolving credit facility from $50 million to $60 million. After giving effect to the repricing, the First Lien Term Loan had an interest rate of LIBOR plus 4.25%, with a 1.25% LIBOR floor, and the revolving credit facility’s interest rate is now 3.75% plus LIBOR. The proceeds received from the additional First Lien Term Loan as well as funds drawn from revolving credit facility and cash on hand were used to pay down the Second Lien Term Loan. During the year ended December 31, 2012, the Company paid down a total of $88.0 million of principal on the Second Lien Term Loan.

The repricing of the First Lien Term Loan and the repayment of $88 million of Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

11. Long-term debt  – (continued)

extinguishments, the Company recorded a $42.0 million loss from accelerating unamortized deferred financing fees and loan origination discounts during the year ended December 31, 2012 related to both instruments. Also included in the loss is $2.6 million of prepayment penalties from the Second Lien Term Loan that were paid during the fourth quarter of 2012.

Origination Issuance Discounts

As of December 31, 2012 and 2011, the Company had $8.1 million and $34.2 million of unamortized originating loan discounts, respectively. Approximately $26.0 million of the total outstanding as of December 31, 2011 related to the First Lien Term Loan, of which approximately $20.0 million was written off as Loss from Debt Extinguishment as a result of the repricing in November 2012. The remaining $6.2 million was recorded as amortization expense. The repriced First Lien Term Loan was issued at a 1% discount of $6.3 million which was recorded as a reduction of long-term debt and is being amortized over the remaining term using the effective interest method. The remaining $8.2 million of the outstanding loan origination discounts as of December 31, 2011 related to the Second Lien Term Loan, of which approximately $5.5 million was reflected as Loss from Debt Extinguishment. An additional $0.7 million was recorded to amortization expense.

As of December 31, 2012 and 2011, the current portion of unamortized loan origination costs were $1.6 million and $6.8 million, respectively. The non-current portion of loan origination costs were $6.5 million and $27.3 million at December 31, 2012 and 2011, respectively.

Debt Issuance Costs

As of December 31, 2012 and 2011, the Company had approximately $5.5 million and $19.7 million of unamortized debt issuance costs, respectively. These costs related to the 2011 debt issued to complete the Network Solutions acquisition and the repricing of such debt that took place in November 2012. Approximately $13.9 million of the original issuance costs were written off as Loss from Debt Extinguishment as a result of the refinance of the First Lien Term Loan and the repayment of $88 million of the Second Lien Term Loan. In addition, approximately $4.1 million was recorded as amortization expense. The Company also incurred $3.7 million of debt issuance costs from the November 2012 repricing and is amortizing these costs using the effective interest method.

As of December 31, 2012 and 2011, the current portion of debt issuance costs was $1.2 million and $4.0 million, respectively. The non-current portion at December 31, 2012 and 2011 was $4.3 million and $15.7 million, respectively.

Outstanding long-term debt and the interest rates in effect at December 31, 2012 consist of the following:

	December 31, 2012	December 31, 2011
Revolving Credit Facility maturing 2016, 3.96% at December 31, 2012, based on LIBOR plus 3.75%	$41,000	$33,000
First Lien Term due 2017, 5.50%, based on 1.25% LIBOR floor plus 4.25%, less unamortized discount of $6,142 at December 31, 2012, effective rate of 5.94%.	621,784	574,026
Second Lien Term due 2018, 11.00%, based on 1.50% LIBOR floor plus 9.5%, less unamortized discount of $1,989 at December 31, 2012, effective rate of 13.29%.	30,011	111,778
Capital Lease Obligations	26	81
Total Long-Term Debt	692,821	718,885
Less: Current Portion of Long-Term Debt	(4,681)	(4,182)
Long-Term Portion	$688,140	$714,703

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

11. Long-term debt  – (continued)

The First Lien Term Loan requires mandatory repayments that are based on the annual “excess cash flow” (as defined in the credit agreement) generated by the Company during each fiscal year. Excess cash flow payments are required to be made during the quarter following the fiscal year ended.

The Company has forecasted the excess cash flows that it expects to generate during the year ended December 31, 2013 that would be payable during the first quarter of 2014 and reflected this forecast in the table below. Subsequent to 2013’s excess cash flow calculation, only the scheduled principal payment requirements, excluding the excess cash flow payments, are presented due to the significant uncertain that would be present in making the estimates required in determining such amounts. As of December 31, 2012, total estimated principal payments due for the next five years and thereafter are as follows:

2013	$6,295
2014	54,739
2015	6,295
2016	47,295
2017	554,302
Thereafter	32,000
Total long-term portion	$700,926
Less current portion	(6,295)
Long-term principal payments	$694,631

In addition, in March 2013, the Company further repriced its First Lien Term Loan, added additional term loans, repriced and increased the maximum amount of available borrowings under its revolving credit facility and fully repaid its Second Lien Term Loan. See Note 19, Subsequent Events, for additional information.

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents carrying value approximates fair market value as of December 31, 2012 and December 31, 2011 due to the short maturity of these items. As of December 31, 2012 and 2011, the combined fair value of the Company’s First Lien and Second Lien Term Loans was $657.2 million and $658.2 million, respectively, based on a Level 2 fair value hierarchy calculation obtained from quoted market prices of the Company’s long-term debt instruments that may not be actively traded at each respective period end. The revolving credit facility is a variable rate debt instrument indexed to LIBOR that resets monthly and the fair value approximates the carrying value as of December 31, 2012 and December 31, 2011.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

13. Stock-Based Compensation

The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation-Stock Compensation.

Equity Incentive Plans

At December 31, 2012, the Company had multiple stock-based compensation plans that issue common stock options and restricted shares to employees. In addition, the Company’s plans provide for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares. At December 31, 2012, approximately 3.3 million shares remain available for future issuance under these plans.

In addition, the Company has additional equity incentive plans that are established in conjunction with its acquisitions. These plans are considered one-time, inducement awards of incentive stock options, non-statutory stock options and restricted shares. Once the inducement awards are granted, no additional shares, including forfeitures and cancellations, are available for future grant under these plans.

Incentive stock options and non-statutory stock options issued generally vest ratably over three to four years, are contingent upon continued employment and expire ten years from the grant date. Restricted share awards generally vest 25 percent each year over a four year period.

The Board of Directors or a committee thereof, administers all of the equity incentive plans and establishes the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.

Stock Options

Compensation expense from stock options was $7.6 million, $4.0 million, and $3.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, the Company had $15.1 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.5 years. During each of the years ended December 31, 2012 and 2011, 1.7 million common shares were issued from stock options exercised.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was$18.0 million, $11.5 million, and $2.1 million, respectively.The fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $7.0 million, $3.8 million, and $3.4 million, respectively.The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $7.81, $5.69, and $2.88, respectively. In the year ended December 31, 2012, approximately 265 thousand common shares totaling $3.6 million were forfeited in lieu of option strike price and income taxes.

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

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.76 – 0.82%	0.88 – 2.10%	1.04 – 2.75%
Dividend yield	0%	0%	0%
Expected life (in years)	5	5	5
Volatility	70 – 71%	61 – 70%	59 – 61%

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

13. Stock-Based Compensation  – (continued)

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2011	7,117,787	$ 0.50 to 40.15	$7.35
Granted	1,894,350	$13.16 to 17.81	$13.59
Exercised	(1,715,502)	$ 0.50 to 16.00	$4.05
Forfeited	(461,945)	$ 3.43 to 17.81	$11.10
Expired	(22,111)	$ 3.43 to 40.15	$17.37
Balance, December 31, 2012	6,812,579	$ 2.00 to 17.81	$9.63	6.75	$35,529
Exercisable at December 31, 2012	3,836,677	$ 2.00 to 17.81	$8.55	5.34	$24,080

Price ranges of outstanding and exercisable options as of December 31, 2012 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$2.00 – $6.21	1,431,362	6.30	$4.84	998,807	$4.65
$6.27 – $9.00	1,876,911	4.16	$8.74	1,782,244	$8.80
$9.01 – $10.95	1,574,674	7.95	$10.38	450,847	$10.05
$10.98 – $13.24	318,697	6.33	$12.19	226,029	$11.79
$13.29 – $17.81	1,610,935	9.07	$13.67	378,750	$13.88
	6,812,579			3,836,677

Restricted Stock

Restricted stock is not transferable until vested and the restrictions lapse upon the completion of a certain time period. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which generally ranges between one and four years.

Compensation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $4.3 million, $2.9 million, and $1.7 million, respectively. As of December 31, 2012, there was approximately $6.8 million of total unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 1.7 years. The intrinsic value and fair value of outstanding restricted stock as of December 31, 2012 is $22.5 million and $12.6 million, respectively. During the year ended December 31, 2012, approximately 149 thousand shares totaling $2.3 million were forfeited in lieu of income tax withholding requirements.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

13. Stock-Based Compensation  – (continued)

The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2012:

Restricted Stock Activity	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2011	1,634,434	$5.98
Granted	498,750	$13.40
Lapse of restriction	(613,433)	$6.34
Restricted stock outstanding at December 31, 2012	1,519,751	$8.27

14. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2012	2011	2010
Outstanding stock options	6,812,579	7,117,787	6,995,021
Options available for future grants and other awards	3,261,242	4,641,074	1,721,427
Total common shares reserved	10,073,821	11,758,861	8,716,448

15. Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following for the years ended December 2012, 2011, and 2010:

	2012	2011	2010
Current (benefit) expense:
Federal	$4	$(325)	$1,014
State	134	(60)	238
Foreign	953	413	340
Deferred (benefit) expense:
Federal	(13,500)	(47,234)	(13,136)
State	(4,000)	(3,140)	491
Foreign	(329)	262	333
Total tax benefit	$(16,738)	$(50,084)	$(10,720)

Gain on sale of discontinued operations included in the Consolidated Statements of Comprehensive Loss includes income tax expense of $0, $125 thousand, and $0, for 2012, 2011, and 2010, respectively.

As of December 31, 2012 and 2011, the Company had federal net operating loss carry forwards (“NOLs”) of approximately $331.2 million and $276.3 million, respectively, which expire in varying amounts beginning in 2020 through 2032. Included in the amount of NOLs as of December 31, 2012 and 2011 is $30.8 million and $18.1 million of stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”), respectively, which will be credited to additional paid-in-capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table below. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $246.8 million and $204.6 million of the NOLs at December 31, 2012 and 2011, respectively, will be available during the carry forward period. The deferred tax

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

15. Income Taxes  – (continued)

asset related to the net federal NOL carry forward values of $246.8 million and $204.6 million related to December 31, 2012 and 2011, respectively, is included in the table below.

As of December 31, 2012, the Company had state NOLs of approximately $336.6 million, the substantial portion of which expires in varying amounts beginning in 2020 through 2032. As of December 31, 2011, the Company had state NOLs of approximately $247.4 million.

As of December 31, 2012 and 2011, the Company had a Foreign Tax Credit (“FTC”) carry forward of approximately $1.3 million. The FTCs are related to taxes paid in Canada and begin to expire in 2018. As of December 31, 2012 and 2011, the Company had a Research & Development (“R&D”) Tax Credit carry forward of approximately $0.5 million and $0.4 million, respectively. The R&D credits begin to expire in 2028. As of December 31, 2012 and 2011, the Company had an Alternative Minimum Tax (“AMT”) Credit carry forward of approximately $1.6 million which do not expire.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Current:
NOLs	$12,774	$13,856
Deferred revenue	40,886	42,862
Compensation accruals	4,084	4,624
Other current deferred tax assets	2,545	3,639
	60,289	64,981
Less: valuation allowance	(14,968)	(4,995)
Net current deferred tax assets	45,321	59,986
Noncurrent:
Intangible basis	8,349	9,124
Deferred revenue	48,230	45,753
NOLs	85,338	65,681
Other deferred tax assets	11,752	12,253
	153,669	132,811
Less: valuation allowance	(38,874)	(10,441)
Net noncurrent deferred tax assets	114,795	122,370
Deferred tax liabilities:
Current:
Prepaid registry fees	2,096	2,554
Deferred revenue	15,830	32,348
Deferred expenses	5,108	3,535

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

15. Income Taxes  – (continued)

	2012	2011
Unremitted foreign earnings	1,647	1,341
Other liabilities	2,548	1,645
Total current deferred tax liabilities	27,229	41,423
Noncurrent:
Intangible basis	149,964	159,683
Deferred revenue	23,001	40,414
Other liabilities	5,956	7,105
Total noncurrent deferred tax liabilities	178,921	207,202
Net current deferred tax asset	18,092	18,563
Net noncurrent deferred tax liability	(64,126)	(84,832)
Net deferred tax liability	$(46,034)	$(66,269)

The valuation allowance increased by $38.4 million and decreased by $26.4 million, during the year ended December 31, 2012 and 2011, respectively. The change in valuation allowance in 2012 of $38.4 million includes $3.1 million associated with the deferred tax effect of the final purchase accounting adjustments from the Network Solutions acquisition. The Company’s net DTL of $46.0 million at December 31, 2012, consists of non-reversing DTLs and net foreign DTLs.

The change in valuation allowance in 2011 of $26.4 million is comprised of a tax benefit of $28.4 million reduced by the $2 million valuation allowance recorded through purchase accounting related to the Network Solutions acquisition. The change in valuation allowance from 2010 to 2011 was primarily due to the release of the valuation allowance as a result of the Network Solutions acquisition. As a result of the acquisition, the Company determined that some of our existing DTAs will more likely than not be realized by the combined enterprise through the reversal of the DTLs. Under ASC 805-740, a change in an acquirer’s valuation allowance for a deferred tax asset that results from a change in the acquirer’s circumstances caused by a business combination should be accounted for as an event separate from the business combination. As a result, changes in an acquirer’s valuation allowances that stem from a business combination should be recognized as an element of the acquirer’s deferred income tax expense (benefit) in the reporting period that includes the business combination. Therefore, the Company released $32.7 million of the pre-acquisition valuation allowance in recognition of the Network Solutions net DTLs that are projected to be realized within the relevant reversal period.

The change in valuation allowance from 2009 to 2010 was primarily due to the release of the valuation allowance as a result of the acquisition of Register.com LP. The Company determined that some of the pre-existing DTAs will more likely than not be realized by the combined enterprise through the reversal of the DTLs. Therefore, the Company released $16.6 million of the pre-acquisition valuation allowance in recognition of the Register.com net DTLs that are projected to be realized within the relevant reversal period.

The valuation allowance at December 31, 2012 of $53.8 million relates to the portion of federal and state NOLs and certain capital loss and tax credit carry forwards that are not more likely than not to be realized based on the expected reversals of our DTLs within the applicable carry forward periods and existing Section 382 limitations.

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

15. Income Taxes  – (continued)

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following:

	2012	2011	2010
U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes (net of federal tax benefit)	(5.3)	(4.4)	(5.0)
Foreign rate differential	(0.4)	(0.8)	(4.4)
Stock-based compensation	0.6	0.5	4.4
Change in valuation allowance	27.6	(45.4)	(54.9)
Prior year adjustments	0.2	(6.8)	(8.9)
Transaction costs	—	3.7	—
Change in tax rate	(1.5)	2.0	20.4
Deemed Dividend under Subpart F	—	1.2	7.0
Repatriating foreign earnings and profits	—	—	8.3
Unremitted foreign earnings and profits	0.2	2.1	—
FIN48 Reserve	—	0.1	4.1
Other	0.6	1.8	0.9
Income tax benefit	(12.0)%	(80.0)%	(62.1)%

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company is subject to audit by the IRS and various states generally for all years since inception. The Company is subject to audit by the Canada Revenue Agency generally for four years. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company’s unrecognized tax benefits are summarized as follows:

Balance at December 31, 2009	$209
Additions in unrecognized tax benefits – prior year tax positions	—
Additions in unrecognized tax benefits – current year tax positions	689
Reductions in unrecognized tax benefits – current year tax positions	(39)
Foreign exchange gains and losses	10
Balance at December 31, 2010	$869
Additions in unrecognized tax benefits – prior year tax positions	791
Additions in unrecognized tax benefits – current year tax positions	93
Reductions in unrecognized tax benefits – current year tax positions	—
Foreign exchange gains and losses	(4)
Balance at December 31, 2011	$1,749
Additions in unrecognized tax benefits – prior year tax positions	697
Additions in unrecognized tax benefits – current year tax positions	24
Foreign exchange gains and losses	6
Balance at December 31, 2012	$2,476

As of December 31, 2012 and 2011, the Company had approximately $0.7 million and $1.7 million, respectively, of total unrecognized tax benefits, which could favorably affect the effective rate. The change from 2011 to 2012 primarily relates to the impact of the change in our valuation allowance in 2012 on certain positions. If these positions were favorably settled, the favorable impact would be offset by a corresponding

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

15. Income Taxes  – (continued)

increase in our valuation allowance. In addition, the Company recorded $58 thousand, $27 thousand, and $25 thousand during 2012, 2011, and 2010, respectively, of accrued interest and penalties on the unrecognized tax benefits. The total amount of accrued interest and penalties as of December 31, 2012 and December 31, 2011, was $225 thousand and $167 thousand, respectively. Included in the December 31, 2011 amount was $82 thousand previously recorded by Network Solutions.

The Company’s undistributed foreign earnings of approximately $1.8 million as of December 31, 2012 related to its Canadian subsidiary, Web.com Canada, Inc., and its Argentine subsidiary, NCIT S.R.L., are considered to be indefinitely reinvested into these foreign jurisdictions. Accordingly, the Company has not provided deferred taxes on these earnings. If these earnings were repatriated, the incremental US tax liability would not be material given the Company’s current US tax position and related valuation allowance.

16. Employee Savings Plans

The Company has a qualifying defined contribution 401(k) plan under the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company recorded contribution expense of $0.8 million, $0.5 million and $0.2 million for 2012, 2011, and 2010, respectively.

Effective July 1, 2012, the Company established an unfunded deferred compensation defined contribution plan for key management and highly compensated employees. The purpose of the plan is to provide a select group of employees who contribute significantly to the future business success of the Company with supplemental retirement income benefits through the deferral of base salary and other compensation and through additional discretionary company matching contributions. Deferral elections are made at the discretion of the employee and would be an amount or percentage of the employee’s compensation. Each plan year, the Company may, but need not, make a matching contribution to the plan on behalf of the participant. In addition, matching contributions need not be uniform among participants. The Company recorded contribution expense of $0.1 million for the year ended December 31, 2012.

Also, effective July 1, 2012, the Company established an unfunded supplemental retirement defined contribution plan for key management. The purpose of the plan is to provide a select group of management or highly compensated employees who contribute significantly to the future business of the company with supplemental retirement income through discretionary company contributions. Each plan year, the Company may, but is not required to, make a discretionary contribution to the plan on behalf of a participant. The Company is under no obligation to make a contribution for the plan year and contributions need not be uniform among participants. The Company recorded contribution expense of $0.6 million for the year ended December 31, 2012.

17. Related Party Transactions

The Company leases data center services from Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $0.9 million and $0.2 million of expense for data center services provided by QTS during the years ended December 31, 2012 and 2011, respectively.

The Company outsources telesales and marketing expenses to Red Ventures LLC (“Red Ventures”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and also has a 25 percent

Web.com Group, Inc.

Notes to Consolidated Financial Statements
December 31, 2012

17. Related Party Transactions  – (continued)

ownership interest in Red Ventures. The Company incurred approximately $18.0 million and $2.8 million of expense for sales and marketing services provided by Red Ventures during the years ended December 31, 2012 and 2011, respectively. Effective September 30, 2012, the Company elected to terminate its agreement with Red Ventures and transfer responsibility for Telesales operations from Red Ventures to Network Solutions. Red Ventures has transferred the responsibility for conducting pay-per-click services and related services, including but not limited to ownership of the relevant paid search accounts on September 30, 2012. The Company has paid and will continue to pay a transition buy-out fee of $1.5 million during the following five month period. The $1.5 million is recorded in the restructuring charges in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2012. As of December 31, 2012 and 2011, the Company had $0.4 million and $2.7 million payable to Red Ventures, respectively.

18. Contingencies

The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with intellectual property, our customer and vendor contracts or employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at December 31, 2012. In addition, there were no material legal matters for which an estimate could not be made.

19. Subsequent Events (Unaudited)

In March 2013, we repriced our First Lien Term Loan and increased its outstanding balance by $32.1 million to $660.0 million. In addition, the Company increased the maximum amount of borrowings available under our revolving credit facility from $60 million to $70 million. After giving effect to the repricing, the First Lien Term Loan has an interest rate of LIBOR plus 3.50%, with a 1.00% LIBOR floor, and the revolving credit facility has an interest rate of LIBOR plus 3.25%. The additional proceeds received from the First Lien Term Loan were used to pay in full the outstanding balance of the Second Lien Term Loan. In connection with such repayment, the collateral securing such loan was released.

The repricing of the First Lien Term Loan and the repayment of Second Lien Term Loan will both be accounted for as debt extinguishments in accordance with ASC 470, Debt. The Company estimates the loss from extinguishing the debt to be $19.5 million. Included in the loss is $7.2 million of prepayment penalties paid at closing and $12.3 million from accelerating existing loan origination discounts and debt issuance costs. The Company expects to incur an additional $4.1 million of administrative bank fees, loan origination discounts and legal fees that will be deferred and amortized over the remaining life of the First Lien Term Loan.

2. Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements. All other financial statement schedules are not applicable.

3. Exhibits.

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
2.2	Purchase Agreement among Web.com Group, Inc., Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010.(2)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(3)
3.2	Amended and Restated Bylaws of Web.com Group, Inc.(4)
3.3	Certificate of Ownership and Merger of Registrant.(5)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(5)
4.3	Stockholder Agreement dated October 27, 2011 by and among Web.com Group, Inc., NWS Holdings LLC (f/k/a Net Sol Holdings LLC), and GA-NWS Investor LLC (f/k/a GA-Net Sol Investor LLC)(14)
4.4	Amendment to Stockholder Agreement dated as of January 23, 2012 Web.com Group, Inc., NWS Holdings LLC and GA-NWS Investor LLC(15)
10.1	1999 Equity Incentive Plan and forms of related agreements.(3)
10.2	2005 Equity Incentive Plan and forms of related agreements.(3)
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(3)
10.4	2005 Employee Stock Purchase Plan.(3)
10.5(a)	2008 Equity Incentive Plan.(6)+
10.5(b)	2008 Equity Incentive Plan forms of related agreements.
10.6	2009 Inducement Award Plan.(7)
10.7	Form of Option Grant Notice under 2009 Inducement Award Plan.(7)
10.8	2010 Inducement Award Plan.(8)
10.9	Form of Option Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.10	Form of Restricted Stock Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.11	Executive Severance Benefit Plan.(9)+
10.12	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.(3)
10.13	Compensatory Arrangements of certain officers.(9)+
10.14	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC.(10)
10.15	Amended and Restated Employment Agreement by and between the Company and David L. Brown.(11)+
10.16	Amended and Restated Employment Agreement by and between the Company and Kevin Carney.(11) +
10.17	Transition Agreement by and between Jeffrey M. Stibel and the Company, dated August 13, 2009.(12)+
10.18	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.(4)+
10.20	2011 Inducement Award Plan.(16)

Exhibit No.	Description of Document
10.21	Amendment to First Lien Credit Facility dated November 20, 2012(17)
10.22	Letter Agreement by and between Jason Teichman and the Company.
10.23	Web.com Group, Inc. Supplemental Executive Retirement Plan.(18)
10.24	Web.com Group, Inc. Non-qualified Deferred Compensation Plan.(18)
10.25	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company.(18)
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(13)
101.1	XBRL Instance Document.*
101.2	XBRL Taxonomy Extension Schema Document.*
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.4	XBRL Taxonomy Extension Definition Linkbase Document.*
101.5	XBRL Taxonomy Extension Label Linkbase Document.*

(1)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's current report on Form 8-K (No.000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(6)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.
(9)	Filed as Item 5.02 to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on February 9, 2012, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 17, 2009, and incorporated herein by reference.
(13)	The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(14)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 28, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s registration statement on Form S-3 (No. 333-179553), filed with the SEC on February 16, 2012, and incorporated herein by reference.
(16)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on November 23, 2012, and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on June 19, 2012, and incorporated herein by reference.
*	The XBRL information is being furnished with this Form 10-K, not filed.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc. (Registrant)

Date: March 6, 2013	/s/ Kevin M. Carney Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March 6, 2013:

Name	Title
/s/ David L. Brown David L. Brown	Chairman, President, Chief Executive Officer (Principal Executive Officer)
/s/ Kevin M. Carney Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Timothy I. Maudlin Timothy I. Maudlin	Lead Director
/s/ Hugh M. Durden Hugh M. Durden	Director
/s/ Philip J. Facchina Philip J. Facchina	Director
/s/ Anton J. Levy Anton J. Levy	Director
/s/ Robert S. McCoy, Jr. Robert S. McCoy, Jr.	Director
/s/ Deborah H. Quazzo Deborah H. Quazzo	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among Web.com Group, Inc. Augusta Acquisition Sub, Inc., and Web.com, Inc.(1)
2.2	Purchase Agreement among Web.com Group, Inc., Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010.(2)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc.(3)
3.2	Amended and Restated Bylaws of Web.com Group, Inc.(4)
3.3	Certificate of Ownership and Merger of Registrant(5)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate.(5)
4.3	Stockholder Agreement dated October 27, 2011 by and among Web.com Group, Inc., NWS Holdings LLC (f/k/a Net Sol Holdings LLC), and GA-NWS Investor LLC (f/k/a GA-Net Sol Investor LLC).(14)
4.4	Amendment to Stockholder Agreement dated as of January 23, 2012 Web.com Group, Inc., NWS Holdings LLC and GA-NWS Investor LLC.(15)
10.1	1999 Equity Incentive Plan and forms of related agreements.(3)
10.2	2005 Equity Incentive Plan and forms of related agreements.(3)
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements.(3)
10.4	2005 Employee Stock Purchase Plan.(3)
10.5(a)	2008 Equity Incentive Plan.(6)+
10.5(b)	2008 Equity Incentive Plan forms of related agreements.
10.6	2009 Inducement Award Plan.(7)
10.7	Form of Option Grant Notice under 2009 Inducement Award Plan.(7)
10.8	2010 Inducement Award Plan.(8)
10.9	Form of Option Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.10	Form of Restricted Stock Grant Notice under Web.com Group, Inc. 2010 Inducement Award Plan.(8)
10.11	Executive Severance Benefit Plan.(9)+
10.12	Form of Indemnity Agreement entered into between the registrant and certain of its officers and directors.(3)
10.13	Compensatory Arrangements of certain officers.(9)+
10.14	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC.(10)
10.15	Amended and Restated Employment Agreement by and between the Company and David L. Brown.(11)+
10.16	Amended and Restated Employment Agreement by and between the Company and Kevin Carney. (11)+
10.17	Transition Agreement by and between Jeffrey M. Stibel and the Company, dated August 13, 2009.(12)+
10.18	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement.(4)+
10.20	2011 Inducement Award Plan.(16)
10.21	Amendment to First Lien Credit Facility dated November 20, 2012.(17)
10.22	Letter Agreement by and between Jason Teichman and the Company.
10.23	Web.com Group, Inc. Supplemental Executive Retirement Plan.(18)

Exhibit No.	Description of Document
10.24	Web.com Group, Inc. Non-Qualified Deferred Compensation Plan.(18)
10.25	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company.(18)
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).(12)
101.1	XBRL Instance Document.*
101.2	XBRL Taxonomy Extension Schema Document.*
101.3	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.4	XBRL Taxonomy Extension Definition Linkbase Document.*
101.5	XBRL Taxonomy Extension Label Linkbase Document.*

(1)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.
(2)	Filed as an exhibit the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.
(4)	Filed as an exhibit to the Registrant's current report on Form 8-K (No.000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.
(6)	Filed as Appendix B to Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.
(8)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.
(9)	Filed as Item 5.02 to the Registrant's current report on Form 8-K (No. 000-51595), filed with the SEC on February 9, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on August 17, 2009, and incorporated herein by reference.
(13)	The certification attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Web.com Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
(14)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on October 28, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant’s registration statement on Form S-3 (No. 333-179553), filed with the SEC on February 16, 2012, and incorporated herein by reference.

(16)	Filed as an exhibit to the Registrant’s registration statement on Form S-8 (No. 333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant’s current report on Form 8-K (No. 000-51595), filed with the SEC on November 23, 2012, and incorporated herein by reference.
(18)	Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q (No. 000-51595), filed with the SEC on June 19, 2012, and incorporated herein by reference.
*	The XBRL information is being furnished with this Form 10-K, not filed.
+	Indicates management contract or compensatory plan.