Form 10-Q
period 2013-03-31
WEB.COM GROUP, INC.
filed 2013-05-03
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-51595
________________________
Web.com Group, Inc.
(Exact name of registrant as specified in its charter)
________________________

Delaware	94-3327894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12808 Gran Bay Parkway, West, Jacksonville, FL	32258
(Address of principal executive offices)	(Zip Code)

(904) 680-6600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
________________________

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

Common Stock, par value $0.001 per share, outstanding as of April 29, 2013: 49,727,895
Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2013	2012
Revenue	$115,546	$91,514

Cost of revenue	42,640	38,608
Gross profit	72,906	52,906
Operating expenses:
Sales and marketing	33,364	26,844
Research and development	8,212	9,707
General and administrative	13,780	14,306
Restructuring charges	—	912
Depreciation and amortization	20,040	19,679
Total operating expenses	75,396	71,448
Loss from operations	(2,490)	(18,542)

Interest expense, net	(9,951)	(17,776)
Loss from debt extinguishment	(19,526)	—
Net loss before income taxes	(31,967)	(36,318)
Income tax (expense) benefit	(14,536)	6,539
Net loss	$(46,503)	$(29,779)
Other comprehensive income:
Unrealized gains on investments, net of tax	9	—
Total comprehensive loss	$(46,494)	$(29,779)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)
(continued)

	Nine months ended Three months ended March 31,
	2013	2012
Basic earnings per share:
Net loss per common share	$(0.97)	$(0.65)
Diluted earnings per share:
Net loss per common share	$(0.97)	$(0.65)

Basic weighted average common shares	48,085	46,140
Diluted weighted average common shares	48,085	46,140

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,587	$15,181
Accounts receivable, net of allowance of $2,281 and $2,337, respectively	16,754	15,007
Prepaid expenses	10,776	6,697
Deferred expenses	59,311	59,255
Deferred taxes	13,781	18,092
Other current assets	4,984	5,116
Total current assets	119,193	119,348

Property and equipment, net	40,786	40,079
Deferred expenses	62,632	63,147
Goodwill	628,176	628,176
Intangible assets, net	452,417	469,703
Other assets	5,581	6,817
Total assets	$1,308,785	$1,327,270

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,389	$6,385
Accrued expenses	12,990	11,562
Accrued compensation and benefits	4,280	15,413
Accrued restructuring costs and other reserves	746	1,477
Deferred revenue	201,174	191,149
Current portion of debt	42,217	4,681
Other liabilities	2,691	2,556
Total current liabilities	271,487	233,223

Deferred revenue	183,577	175,816
Long-term debt	657,529	688,140
Deferred tax liabilities	74,032	64,126
Other long-term liabilities	5,258	4,352
Total liabilities	1,191,883	1,165,657
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 49,692,899 and 49,175,642 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	50	49
Additional paid-in capital	455,804	454,022
Accumulated other comprehensive income	14	5
Accumulated deficit	(338,966)	(292,463)
Total stockholders' equity	116,902	161,613
Total liabilities and stockholders' equity	$1,308,785	$1,327,270
See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(46,503)	$(29,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from debt extinguishment	12,286	—
Depreciation and amortization	20,040	19,679
Stock based compensation	6,365	2,680
Deferred income taxes	14,217	(6,824)
Amortization of debt issuance costs and other	577	3,725
Changes in operating assets and liabilities:
Accounts receivable, net	(1,747)	(2,156)
Prepaid expenses and other assets	(5,098)	(3,294)
Deferred expenses	460	(1,039)
Accounts payable	2,045	2,958
Accrued expenses and other liabilities	2,469	(972)
Accrued compensation and benefits	(11,133)	(8,136)
Accrued restructuring	(731)	(1,624)
Deferred revenue	17,786	39,605
Net cash provided by operating activities	11,033	14,823
Cash flows from investing activities
Capital expenditures	(4,496)	(2,679)
Net cash used in investing activities	(4,496)	(2,679)
Cash flows from financing activities
Stock issuance costs	(2)	(86)
Common stock repurchased	(5,666)	(3,199)
Payments of long-term debt	(669,576)	(11,500)
Proceeds from exercise of stock options	1,085	1,602
Proceeds from long-term debt issued	668,350	—
Debt issuance costs	(2,322)	—
Net cash used in financing activities	(8,131)	(13,183)
Net decrease in cash and cash equivalents	(1,594)	(1,039)
Cash and cash equivalents, beginning of period	15,181	13,364
Cash and cash equivalents, end of period	$13,587	$12,325
Supplemental cash flow information
Interest paid	$15,635	$14,755
Income tax (received) paid	$(31)	$58

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

On October 27, 2011, the Company completed its acquisition of 100% of the equity interests in Net Sol Parent LLC (formerly known as GA-Net Sol Parent LLC) (“Network Solutions”), a provider of global domain names, web hosting and online marketing services. On July 30, 2010, the Company completed its acquisition of the partnership interests in Register.com LP, another provider of domain names, online marketing and web services. Collectively, these acquisitions brought approximately 2.7 million subscribers that represent substantial cross- and up-sell opportunities. See Note 7, Business Combinations, in the Company's most recent annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 6, 2013 for additional information on these acquisitions.

The Company has reviewed the criteria of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, web services and products.

Certain prior year amounts have been reclassified to conform to current year presentation.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2013, the consolidated statements of comprehensive loss for the three months ended March 31, 2013 and 2012, the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2013, and the Company’s results of operations for the three months ended March 31, 2013 and 2012 and the cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on March 6, 2013 and any subsequently filed current reports on Form 8-K.

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

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) , ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of comprehensive income or in the balance sheet. The Company adopted ASU 2013-12 on January 1, 2013, which had no impact on the consolidated financial position, results of operations or cash flows.

2. Earnings per Share

Basic net loss per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.

During the three months ended March 31, 2013 and 2012, 9.2 million and 9.4 million stock options and restricted share awards, respectively, have been excluded from the calculation of diluted common shares because include those securities would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net loss	$(46,503)	$(29,779)

Basic weighted average common shares	48,085	46,140
Diluted effect of stock options	—	—
Diluted effect of restricted shares	—	—
Diluted weighted average common shares	48,085	46,140
Basic earnings per share:
Net loss per common share	$(0.97)	$(0.65)
Diluted earnings per share:
Net loss per common share	$(0.97)	$(0.65)

3. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2012, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined there were no indicators of impairment.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively (in thousands):

	March 31, 2013	December 31, 2012
Goodwill balance at beginning of period	$730,470	$733,656
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	628,176	631,362
Goodwill adjusted during the period (1)	—	(3,186)
Goodwill balance at end of period, net *	$628,176	$628,176

*Gross goodwill balances were $730.5 million as of March 31, 2013 and December 31, 2012. This includes accumulated impairment losses of $102.3 million.
(1)Goodwill decreased by approximately $3.2 million during the year ended December 31, 2012 primarily due to finalizing the Network Solutions' income tax returns.

The Company’s intangible assets are summarized as follows (in thousands):

			Weighted-average Amortization Period in Years as of
	March 31, 2013	December 31, 2012	March 31, 2013
Indefinite-lived intangible assets:
Domain/Trade names	$128,075	$128,075
Definite-lived intangible assets:
Customer relationships	285,135	285,135	10.1
Developed technology	187,563	187,563	3.2
Non-compete agreements and other *	4,108	4,108
Accumulated amortization	(152,464)	(135,178)
Total	$452,417	$469,703
*Fully amortized at December 31, 2012 and March 31, 2013

The weighted-average amortization period for the amortizable intangible assets as of March 31, 2013, is approximately 7.9 years. Total amortization expense was $17.3 million and $17.7 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the amortization expense for the next five years is as follows (in thousands):

2013 (remainder of year)	$50,546
2014	59,200
2015	36,543
2016	34,593
2017	25,446
Thereafter	118,014
Total	$324,342

4. Restructuring Costs

The Company incurred restructuring charges for future service required by certain Network Solutions employees up to their scheduled termination dates throughout 2012 as well as for relocating employees. During the three months ended March 31, 2012, the Company recorded severance and relocation expenses of $0.7 million.

On March 31, 2012, the Company exited its sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was also recorded as restructuring expense during the three months ended March 31, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was recorded during the three months ended March 31, 2012 in the general and administrative line item in the consolidated statement of comprehensive loss.

As of March 31, 2013 and December 31, 2012, $0.7 million and $1.5 million, respectively, were recorded as current restructuring expenses expected to be paid during the next twelve months. The non-current accrued restructuring was $1.2 million and $1.3 million as of March 31, 2013 and December 31, 2012, respectively.

The table below summarizes the activity of accrued restructuring costs and other reserves during the three months ended March 31, 2013 (in thousands):

	December 31, 2012	Additions	Cash Payments	Change in Estimates/ Other	March 31, 2013
Contract termination costs	$2,469	$—	$(781)	$21	$1,709
Employee termination benefits and other restructuring costs	272	—	(6)	—	266
Non-current portion	(1,264)				(1,229)
Current portion	$1,477	$—	$(787)	$21	$746

5. Long-term Debt

Financing of the Network Solutions Acquisition

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011, by and among the Company, J. P. Morgan Securities LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents; Goldman Sachs Lending Partners LLC and SunTrust Bank, as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto ("the First Lien Credit Agreement") and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011 (the “Second Lien Credit Agreement”).  The First Lien Credit Agreement originally provided for (i) a six-year first lien term loan (the “First Lien Term Loan”) and (ii) a five-year first lien revolving credit facility (the “Revolving Credit Facility”).  The Second Lien Credit Agreement originally provided for a seven-year second lien term loan (the “Second Lien Term Loan”).

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

During the three months ended March 31, 2013, the Company repriced its First Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Revolving Credit Facility to $70 million. After giving effect to the repricing, the First Lien Term Loan had an interest rate of LIBOR plus 3.50%, with a 1.0% LIBOR floor, and the revolving credit facility's interest rate is now 3.25% plus LIBOR. The proceeds received from the additional First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million.

The repricing of the First Lien Term Loan and the payoff of the Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishments, the Company recorded a $19.5 million loss from debt extinguishment from accelerating unamortized deferred financing fees and loan origination discounts during the three months ended March 31, 2013 related to both instruments. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the First Lien Term Loan.

The Company used $10.0 million of funds drawn from the Revolving Credit Facility and cash on hand to pay prepayment penalties, debt issuance costs and loan origination discounts. Subsequent to the March 6, 2013 repricing, the Company made principal payments totaling $9.7 million, resulting in a net increase in total long term debt of $0.4 million during the three months ended March 31, 2013.

Outstanding long-term debt and the interest rates in effect at March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving Credit Facility maturing 2016, 3.45% at March 31, 2013, based on LIBOR plus 3.25%.	$47,000	$41,000
First Lien Term Loan due 2017, 4.50%, based on 1.00% LIBOR floor plus 3.50%, less unamortized discount of $1,620 at March 31, 2013, effective rate of 4.68%	652,730	621,784
Second Lien Term Loan, extinguished on March 6, 2013	—	30,011
Capital Lease Obligations	16	26
Total Outstanding Debt	699,746	692,821
Less: Current Portion of Long-Term Debt	(42,217)	(4,681)
Long-Term Portion	$657,529	$688,140

Debt discount and issuance costs

The Company recorded $0.6 million and $3.3 million of interest expense from amortizing debt issuance and discount costs during the three months ended March 31, 2013 and 2012, respectively.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2013 and reflected the estimate as current maturities, net of prepayments made through March 31, 2013. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. As of March 31, 2013, total estimated principal payments due for the next five years and thereafter are as follows:

Year 1	$42,635
Year 2	6,600
Year 3	6,600
Year 4	53,600
Year 5	591,915
Total principal payments	$701,350

6. Fair Value

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents carrying value approximates fair market value as of March 31, 2013 and December 31, 2012 due to the short maturity of these items. As of March 31, 2013, the fair value of the Company’s First Lien Term Loan was $659.3 million. As of December 31, 2012, the combined fair value of the Company's First Lien and Second Lien Term Loans was $657.2 million. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of March 31, 2013 and December 31, 2012.

7. Income Taxes

The Company recorded an income tax expense of $14.5 million and an income tax benefit of $6.5 million during the three months ended March 31, 2013 and 2012, respectively, based upon its estimated annual effective tax rate. The Company's estimated annual effective tax rate for the three months ended March 31, 2013 reflects an increase in our projected year-end valuation allowance related to our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

8. Stock-Based Compensation

Stock Options

Compensation costs related to the Company’s stock option plans were $2.3 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, 0.1 million and 1.1 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense for the three months ended March 31, 2013 and 2012 was approximately $4.1 million and $1.0 million, respectively. During the three months ended March 31, 2013, approximately 0.3 million shares totaling approximately $5.7 million were forfeited in lieu of income tax withholding requirements. During the three months ended March 31, 2013 and 2012, 0.7 million and 0.5 million restricted common shares were granted, respectively.

9. Related Party Transactions

The Company outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $0.4 million and $0.2 million of expense for data center services during the three months ended March 31, 2013 and 2012, respectively.

10. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.3 million in standby letters of credit as of March 31, 2013, $2.0 million of which was drawn against the Revolving Credit Facility.

The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at March 31, 2013.

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

Overview

We are a leading provider of a full line of internet services for small to medium-sized businesses (“SMBs”). Web.com is a global domain name registrar which seeks to meet the internet needs of SMBs anywhere along their lifecycle with affordable subscription solutions including domain name registration, website design and related services, search engine optimization, search engine marketing, social media and mobile products, local sales leads, eCommerce solutions and call center services. We offer SMBs a single point of entry to an array of effective, affordable online products and services that will help drive their business.  The breadth and flexibility of our offerings allow us to address the web services needs of a wide variety of customers, ranging from those just establishing their websites to those that want to enhance their existing online presence with more sophisticated marketing and lead generation services. We offer our customers a full range of web services and products on an affordable subscription basis. With over 3 million subscribers as of March 31, 2013, we are one of the industry’s largest providers of domain names, affordable web services and products that enable SMBs to have an effective online presence.

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

Monthly Turnover (Churn)

Monthly turnover, or churn, is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the quarter, divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. In measuring monthly turnover, we use the same conventions with respect to free trials and subscribers who are not current in their payments for net subscriber additions. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan.

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $12.5 million and $27.8 million for the three months ended March 31, 2013 and 2012, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Professional Services and Other Revenue

We generate professional services revenue from custom website design, eCommerce store design and support services. Our custom website design and eCommerce store design work is typically billed on a fixed price basis and over very short periods. Other revenue consists of all fees earned from granting customers licenses to use our patents.

Cost of Revenue

Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration fees, directory listing fees, customer support costs, eCommerce store design, search engine registration fees, billing costs, hosting expenses, marketing fees, and allocated overhead costs. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and web services usage grows, we intend to continue to invest additional resources in our website development and support staff.

Operating Expenses

Sales and Marketing Expense

Our largest direct marketing expenses are the costs associated with the online marketing channels we use to acquire and promote our services. These channels include search marketing, affiliate marketing, direct television advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff. Sales and marketing expenses also include marketing programs, such as advertising, events, corporate sponsorships and other corporate events and communications.

We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new subscription customers, as well as increase sales of additional and new services and products to our existing customer base. We also plan to expand our resources to direct response television advertising to further increase revenue growth. As part of our stated objective to use our larger scale to increase brand awareness, we have invested a portion of our incremental marketing budget in branding activities such as the umbrella sponsorship of the newly re-named Web.com Tour and other sports marketing activities.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software and websites, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase as we realize a full year's impact of depreciation from the data centers, as well as from internally developed software.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report on Form 10-K.

Results of Operations

Comparison of the Results for the Three months ended March 31, 2013 to the Results for the Three months ended March 31, 2012

The following table sets forth our key business metrics for the three months ended March 31:

	Three months ended March 31,
	2013	*2012
Net subscriber additions	21,373	1,615
Churn	1%	1%
Average revenue per user (monthly)	$13.89	$13.15

Net subscribers increased by 21,373 customers during the three months ended March 31, 2013, as compared to an increase of 1,615 during the three months ended March 31, 2012. Churn remained a low level of 1% during the three months ended March 31, 2013. The increase in customers and the maintenance of our low churn level of 1% is primarily due to our increased marketing efforts in prior periods, as well as during the first quarter ended March 31, 2013.

The average revenue per user was $13.89 during the three months ended March 31, 2013, as compared to $13.15 during the same prior year period ended March 31, 2012. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended March 31,
	2013	2012
	(unaudited, in thousands)
Revenue:
Subscription	$113,280	$88,850
Professional services and other	2,266	2,664
Total revenue	$115,546	$91,514

Total revenue increased 26% to $115.5 million in the three months ended March 31, 2013 from $91.5 million in the three months ended March 31, 2012. Total revenue during the three months ended March 31, 2013 and 2012, includes the unfavorable impact of $12.5 million and $27.8 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions. The unfavorable impact declined $15.3 million during the three months ended March 31, 2013 compared to the same prior period. The remaining $8.7 million increase in revenue during the three months ended March 31, 2013 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily eWorks! XL, online marketing and search engine products and services, to our existing customers, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Subscription Revenue. Subscription revenue increased 27% during the three months ended March 31, 2013 to $113.3 million from $88.9 million during the three months ended March 31, 2012. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 15% to $2.3 million in the three months ended March 31, 2013 from $2.7 million in the three months ended March 31, 2012.

Cost of Revenue

	Three months ended March 31,
	2013	2012
	(unaudited)
Cost of revenue	$42,640	$38,608

Cost of Revenue. Cost of revenue increased 10% or $4.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 which was proportionate to the increase in revenue.

Our gross margin increased from 58% during the three months ended March 31, 2012 to 63% during the three months ended March 31, 2013. Excluding the $12.5 million and $27.8 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended March 31, 2013 and 2012, respectively, the gross margin was 67% and 68%, respectively. The decrease is due to an increase in costs, that, from a gross margin perspective, more than offset the higher revenues from favorable product mix. As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease over the course of 2013, we expect gross margins to improve.

Operating Expenses

	Three months ended March 31,
	2013	2012
	(unaudited)
Operating Expenses:
Sales and marketing	$33,364	$26,844
Research and development	8,212	9,707
General and administrative	13,780	14,306
Restructuring charges	—	912
Depreciation and amortization	20,040	19,679
Total operating expenses	$75,396	$71,448

Sales and Marketing Expenses. Sales and marketing expenses increased 24% to $33.4 million and were 29% of total revenue during the three months ended March 31, 2013, up from $26.8 million or 29% of revenue during the three months ended March 31, 2012. The $6.5 million increase is primarily from our additional investments in sales and marketing activities including corporate sponsorships, direct response television advertising, as well as additional sales resources and online marketing expenditures.

Research and Development Expenses. Research and development expenses decreased 15% to $8.2 million, or 7% of total revenue, during the three months ended March 31, 2013 down from $9.7 million, or 11% of total revenue during the three months ended March 31, 2012. The decrease is driven by lower salary and compensation expense resulting from labor dollars being capitalized in connection with an increase of internally developed software projects during the three months ended March 31, 2013 when compared to the same prior year period. In addition, overall headcount was lower during three months ended March 31, 2013 compared the three months ended March 31, 2012, as the acquisition of Network Solutions had been fully integrated.

General and Administrative Expenses. General and administrative expenses decreased 4% to $13.8 million, or 12% of total revenue, during the three months ended March 31, 2013, down from $14.3 million, or 16% of total revenue during the three months ended March 31, 2012. Overall, during the three months ended March 31, 2013, the employee-related compensation and benefits expense decreased approximately $1.1 million, partially offset by an increase in professional and software support fees.

Restructuring Charges. Restructuring charges decreased $0.9 million during the three months ended March 31, 2013 due to the absence of employee-related termination and lease restructuring expenses resulting from the 2011 acquisition of Network Solutions. See Note 5, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $20.0 million during the three months ended March 31, 2013 up from $19.7 million during the three months ended March 31, 2012. Amortization expense decreased by $0.4 million during the three months ended March 31, 2013, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $0.7 million primarily from internally developed software projects and data centers that were placed into service.

Interest Expense, net. Net interest expense totaled $10.0 million and $17.8 million for the three months ended March 31, 2013 and 2012, respectively. Included in the interest expense for the three months ended March 31, 2013 and 2012, respectively, is approximately $0.6 million and $3.3 million from amortizing deferred financing fees and loan origination discounts. The remaining decrease of $5.1 million during the first quarter ended March 31, 2013 is driven from lower interest rates from debt repricings completed in November of 2012 and March 31, 2013, as well as from lower debt levels.

Loss on Debt Extinguishment. In March 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70 million. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. The repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with Accounting Standards Codification (“ASC”) 470, Debt. As a result of the extinguishments, we recorded a $19.5 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the first quarter ended March 31, 2013. Also included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013.

Income Tax Expense. We recorded an income tax expense of $14.5 million and an income tax benefit of $6.5 million during the three months ended March 31, 2013 and 2012, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended March 31, 2013 reflects an increase in our projected year-end valuation allowance related our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

Outlook.

We continue to believe that we have the potential for additional revenue growth as we increase our investments in sales and marketing and further execute our cross-sell/up-sell strategies. Our fully integrated operations allows us the opportunity to generate increased shareholder value from increased scale.  We expect to strengthen our operating cash flows with lower interest rates as a result of the November 2012 and March 2013 repricings of our First Lien Term Loan and subsequent pay off of our Second Lien Term Loan,which bore a higher interest rate than the First Lien Term Loan. We plan to use additional cash flows to pay down debt and fund incremental marketing investments.  We expect to increase ARPU through our cross-sell/up-sell activities.  As the impact of the fair market value adjustment to deferred revenue acquired in the Networks Solutions and Register.com LP transactions continues to decrease over the course of 2013, we expect gross margins to improve.

 Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Net Cash Provided by Operating Activities	$11,033	$14,823
Net Cash Used in Investing Activities	(4,496)	(2,679)
Net Cash Used in Financing Activities	(8,131)	(13,183)
Decrease in Cash and Cash Equivalents	$(1,594)	$(1,039)

Cash Flows
As of March 31, 2013, we had $13.6 million of cash and cash equivalents and $152.3 million in negative working capital, as compared to $15.2 million of cash and cash equivalents and $113.9 million in negative working capital as of December 31, 2012. The unfavorable change in working capital is primarily due to a $10.0 million increase in current deferred revenue, which is primarily from amortizing into revenue, deferred revenue that was written down for purchase accounting from the acquisitions of Network Solutions and Register.com LP and replacing with deferred revenue that is reflected at full contract value. The current portion of long term debt at March 31, 2013 reflects the estimated excess cash flow requirement that is payable on March 31, 2014 and contributed $37.5 million to the working capital change when compared to December 31, 2012. The majority of the negative working capital is due to significant balances of deferred revenue, deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the three months ended March 31, 2013 decreased $3.8 million from the three months ended March 31, 2012 primarily due to the $7.2 million prepayment penalty that was paid in connection with the debt repricing the first quarter of 2013. In addition, there were unfavorable outflows resulting from prepayments for corporate sponsorship contractual obligations. These unfavorable impacts to operating cash flows were partially offset by improvements in operating income during the first quarter ended March 31, 2013 compared to the the same prior year period.

Net cash used in investing activities in the three months ended March 31, 2013 was $4.5 million, as compared to $2.7 million in the three months ended March 31, 2012. Capital expenditures during the first quarter of 2013 primarily included costs incurred from building out two centralized data centers, as well as increased efforts to improve internally developed software and websites.

Net cash used in financing activities of $8.1 million included a $1.6 million payment for loan origination discounts related to the March 2013 repricing of the First Lien Term Loan partially offset by a net increase of $0.4 million in long term debt during the three months ended March 31, 2013. Also included was $2.3 million of payments for debt issuance fees related to the repricing. Proceeds received from the exercise of stock options decreased $0.5 million to $1.1 million in the first quarter of 2013 when compared to the same prior year period. Approximately $5.7 million and $3.2 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2012, payments of $11.5 million reduced the long-term debt balances.

Repricing Long Term Debt
During the three months ended March 31, 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70 million. After giving effect to the repricing, the First Lien Term Loan had an interest rate of LIBOR plus 3.50%, with a 1.0% LIBOR floor, and the Revolving Credit Facility's interest rate is now 3.25% plus LIBOR. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million its entirety. See Note 6, Long-Term Debt, for additional information.

Debt Covenants
The credit agreements entered into on October 27, 2011 and subsequently amended in connection with the repricing which became effective on March 6, 2013, as discussed above, require that we maintain a First Lien Net Leverage Ratio (in the case of the First Lien Credit Agreement) as specified in the table below. The First Lien Net Leverage Ratio is defined as the total of the outstanding debt under the First Lien Credit Agreement and Revolving Credit Facility less up to $50.0 million of unrestricted cash and cash equivalents, divided by Consolidated EBITDA. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, acquisition related costs and includes the benefit of annualized synergies due to the Network Solutions integration.

Outstanding debt as of March 31, 2013 for purposes of the First Lien Net Leverage Ratio as of was approximately $687.8 million. The covenant calculation as of March 31, 2013 is calculated on a trailing 12-month basis:

Covenant Description	Covenant Requirement as of March 31, 2013	Ratio at March 31, 2013	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 5.25	4.24	1.01

In addition to the financial covenants listed above, the First Lien Credit Agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

 Non-GAAP Financial Measures

In addition to our financial information presented in accordance with U.S. GAAP, management uses certain “non-GAAP financial measures” within the meaning of the SEC Regulation G. Generally, a non-GAAP financial measure is a numerical measure of a company's operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP.

We believe presenting non-GAAP measures is useful to investors because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP measures as important indicators of the Company's past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP. You are encouraged to review the reconciliation of non-GAAP financial measures to GAAP financial measures included elsewhere in this Quarterly Report on Form 10-Q.

Relative to each of the non-GAAP measures Web.com presents above, management further sets forth its rationale as follows:

•
Non-GAAP Revenue.  We exclude from non-GAAP revenue the impact of the fair value adjustment to amortized deferred revenue because we believe that excluding such measures helps management and investors better understand our revenue trends.

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring charges, corporate development expenses, stock-based compensation charges, and gains or losses from asset sales. We believe that excluding these items assists management and investors in evaluating period-over-period changes in our operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

•
Non-GAAP Net Income and Non-GAAP Net Income Per Diluted Share. We excluded from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax benefit, fair value adjustment to deferred revenue and deferred expense, restructuring charges, corporate development expenses, amortization of deferred financing fees, stock-based compensation, loss on debt extinguishment, gains or losses from asset sales and includes cash income tax expense, because we believe that excluding such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA. We exclude from Adjusted EBITDA depreciation expense, amortization of intangibles, income tax, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, gains or losses from asset sales, corporate development expenses, and restructuring charges, because we believe that excluding such items helps management and investors better understand our operating activities.

In respect of the foregoing, we provide the following supplemental information as additional context for the use and consideration of the non-GAAP financial measures used elsewhere in this Quarterly Report on Form 10-Q:

•
Stock-based compensation. These expenses consist of expenses for employee stock options and employee awards under ASC 718-10. While stock-based compensation expense calculated in accordance with ASC 718-10 constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because such expense is not used by management to assess the core profitability of our business operations.

•
Amortization of intangibles. We incur amortization of acquired intangibles under ASC 805-10-65. Acquired intangibles primarily consist of customer relationships, non-compete agreements, trade names, and developed technology. Web.com expects to amortize for accounting purposes the fair value of the acquired intangibles based on the pattern in which the economic benefits of the intangible assets will be consumed as revenue is generated. Although the intangible assets generate revenue, the item is excluded because this expense is non-cash in nature and because the Company believes the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company's operational performance. In addition, excluding this item from various non-GAAP measures facilitates management's internal comparisons to our historical operating results and comparisons to the Company's competitors' operating results.

•
Depreciation expense. We record depreciation expense associated with its fixed assets. Although the fixed assets generate revenue for Web.com, the item is excluded because the Company believes the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company's operational performance, and its ability to invest in research and development and fund acquisitions and capital expenditures. In addition, excluding this item from certain non-GAAP measures facilitates management's internal comparisons to our historical operating results and comparisons to the Company's competitors' operating results.

•
Amortization of deferred financing fees. We incur amortization expense related to deferred financing fees. This item is excluded because Web.com believes the non-GAAP measures excluding this item provide meaningful supplemental information regarding the Company's operational performance. In addition, excluding this item from various non-GAAP measures facilitates management's internal comparisons to our historical operating results and comparisons to the Company's competitors' operating results.

•
Restructuring charges. We have recorded restructuring charges and exclude the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Income tax expense/benefit. Due to the magnitude of our historical net operating losses and related deferred tax asset, the Company excludes income tax expense from its non-GAAP measures primarily because it is not indicative of the cash tax paid by the Company and therefore is not reflective of ongoing operating results. Further, excluding this item from non-GAAP measures facilitates management's internal comparisons to the Company's historical operating results. Web.com also excludes income tax expense altogether from certain non-GAAP financial measures because the Company believes that the non-GAAP measures excluding this item provide meaningful supplemental information regarding the Company's operational performance and facilitates management's internal comparisons to the Company's historical operating results and comparisons to the Company's competitors' operating results.

•
Fair value adjustment to deferred revenue and deferred expense. We have recorded a fair value adjustment to acquired deferred revenue and deferred expense in accordance with ASC 805-10-65. We exclude the impact of this adjustment from its non-GAAP measures, because doing so results in non-GAAP revenue and non-GAAP net income which are reflective of ongoing operating results and more comparable to historical operating results, since the majority of the Company's revenue is recurring subscription revenue. Excluding the fair value adjustment to deferred revenue and deferred expense therefore facilitates management's internal comparisons to our historical operating results.

•
Corporate development expenses. We incur expenses relating to acquisitions and successful integration of acquisitions. Web.com excludes the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Gains or losses from asset sales and certain other transactions. Web.com excludes the impact of asset sales and certain other transactions including debt extinguishments and the sale of equity method investments from its non-GAAP measures because the impact of these items are not considered part of our ongoing operations.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

	Three months ended March 31,
	2013	2012
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$115,546	$91,514
Fair value adjustment to deferred revenue	12,547	27,823
Non-GAAP revenue	$128,093	$119,337

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(46,503)	$(29,779)
Amortization of intangibles	17,286	17,692
(Gain) loss on sale of assets	(6)	402
Stock based compensation	6,365	2,680
Income tax expense (benefit)	14,536	(6,539)
Restructuring charges	—	912
Corporate development	—	334
Amortization of deferred financing fees	583	3,323
Cash income tax expense	(286)	(285)
Fair value adjustment to deferred revenue	12,547	27,823
Fair value adjustment to deferred expense	454	676
Loss on debt extinguishment	19,526	—
Non-GAAP net income	$24,502	$17,239

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted shares:
Basic weighted average common shares	48,085	46,140
Diluted stock options	2,134	2,279
Diluted restricted stock	681	1,096
Total diluted weighted average common shares	50,900	49,515

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted GAAP net loss per share	$(0.97)	$(0.65)
Diluted equity	0.06	0.04
Amortization of intangibles	0.33	0.37
(Gain) loss on sale of assets	—	0.01
Stock based compensation	0.13	0.05
Income tax expense (benefit)	0.29	(0.13)
Restructuring charges	—	0.02
Corporate development	—	0.01
Amortization of deferred financing fees	0.01	0.07
Cash income tax expense	(0.01)	(0.01)
Fair value adjustment to deferred revenue	0.25	0.56
Fair value adjustment to deferred expense	0.01	0.01
Loss on debt extinguishment	0.38	—
Diluted Non-GAAP net income per share	$0.48	$0.35

	Three months ended March 31,
	2013	2012
Reconciliation of GAAP operating loss to non-GAAP operating income
GAAP operating loss	$(2,490)	$(18,542)
Amortization of intangibles	17,286	17,692
(Gain) loss on sale of assets	(6)	402
Stock based compensation	6,365	2,680
Restructuring charges	—	912
Corporate development	—	334
Fair value adjustment to deferred revenue	12,547	27,823
Fair value adjustment to deferred expense	454	676
Non-GAAP operating income	$34,156	$31,977

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	(2)%	(20)%
Amortization of intangibles	13%	15%
(Gain) loss on sale of assets	—%	—%
Stock based compensation	5%	2%
Restructuring charges	—%	1%
Corporate development	—%	—%
Fair value adjustment to deferred revenue	10%	28%
Fair value adjustment to deferred expense	1%	1%
Non-GAAP operating margin	27%	27%

Reconciliation of GAAP operating loss to adjusted EBITDA
GAAP operating loss	$(2,490)	$(18,542)
Depreciation and amortization	20,040	19,679
(Gain) loss on sale of assets	(6)	402
Stock based compensation	6,365	2,680
Restructuring charges	—	912
Corporate development	—	334
Fair value adjustment to deferred revenue	12,547	27,823
Fair value adjustment to deferred expense	454	676
Adjusted EBITDA	$36,910	$33,964

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $13.6 million and $15.2 million at March 31, 2013 and December 31, 2012, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of March 31, 2013, we have $701.4 million of total debt outstanding. We have exposure to market risk for changes in interest rates related to these borrowings. Our variable rate debt is based on 1-month LIBOR plus 3.50% on the First Lien Credit Agreement, which is subject to a 1.0% LIBOR floor. Our Revolving Credit Facility's interest rate is 1-month LIBOR plus 3.25% . Since the First Lien Credit Agreement is subject to a LIBOR floor of 1.0% , a 10% increase or decrease in LIBOR would not impact our interest expense on those loans during the first quarter ended March 31, 2013. A hypothetical 10% increase in variable interest rates in effect would have resulted in additional interest expense of $0.2 million during the three months ended March 31, 2013, assuming the principal balances remain unchanged.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2013  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

 Item 1. Legal Proceedings.

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment-related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible or estimable at March 31, 2013.

Item 1A. Risk Factors.
In evaluating Web.com and our business, you should carefully consider the risks and uncertainties set forth below, together with all of the other information in this report, including the risks discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013, are set forth below and are unchanged substantively at March 31, 2013, other than those designated by an asterisk “*”.

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of March 31, 2013, we had $701.4 million of outstanding long-term debt. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
Charges to earnings resulting from acquisitions may adversely affect our operating results.
One of our business strategies is to acquire complementary services, technologies or businesses and we have a history of such acquisitions. Under applicable accounting, we allocate the total purchase price of a particular acquisition to an acquired company's net tangible assets and intangible assets based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. Our management's estimates of fair value are based upon assumptions believed to be reasonable but are inherently uncertain. Going forward, the following factors, among others, could result in material charges that would adversely affect our financial results:

•	impairment of goodwill;

•	charges for the amortization of identifiable intangible assets and for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•	charges to eliminate certain of our pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.
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

* If our security measures are breached, our services may be perceived as not being secure, and our business and reputation could suffer.
Our web services involve the storage and transmission of our customers' proprietary information. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we employ data encryption processes, intrusion detection systems, and other internal control procedures to assure the security of our customers' data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers' data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures.

We have had past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.  Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by us, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and services and increase our costs.

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
Our success depends upon the continued development and acceptance of the internet as a widely used medium for eCommerce and communication. Rapid growth in the uses of, and interest in, the internet is a relatively recent phenomenon and its continued growth cannot be assured. A number of factors could prevent continued growth, development and acceptance, including:

•	the unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

•	the internet infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows;

•	security and authentication issues may create concerns with respect to the transmission over the internet of confidential information; and

•	privacy concerns, including those related to the ability of websites to gather user information without the user's knowledge or consent, may impact consumers' willingness to interact online.

Any of these issues could slow the growth of the internet, which could limit our growth and revenues.
If we cannot adapt to technological advances, our web services and products may become obsolete and our ability to compete would be impaired.
Changes in our industry occur very rapidly, including changes in the way the internet operates or is used by SMBs and their customers. As a result, our web services and products could become obsolete quickly. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our web services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new web services or products, or enhancements to our web services or products, on a timely and cost-effective basis, or if our new web services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

Providing web services and products to SMBs designed to allow them to internet-enable their businesses is a fragmented and changing market; if this market fails to grow, we will not be able to grow our business.
Our success depends on a significant number of SMB outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our web services and products is relatively fragmented and constantly changing. Custom website development has been the predominant method of internet enablement, and SMBs may be slow to adopt our template-based web services and products. Further, if SMBs determine that having an online presence is not giving their businesses an advantage, they would be less likely to purchase our web services and products. If the market for our web services and products fails to grow or grows more slowly than we currently anticipate, or if our web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.
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
*We were not profitable for the three months ended March 31, 2013 or for the years ended December 31, 2012, 2011 and 2010 and we may not become or stay profitable in the future.
We were not profitable for the three months ended March 31, 2013 or for the years ended December 31, 2012, 2011 and 2010, and may not be profitable in future years. As of March 31, 2013, we had an accumulated deficit of approximately $339.0 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
Weakened global economic conditions may harm our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions, which may remain challenging for the foreseeable future. Global financial developments seemingly unrelated to us or our industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, poor credit, restricted liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. These conditions affect spending and could adversely affect our customers' ability or willingness to purchase our service, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.
Our existing and target customers are SMBs. These businesses maybe more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, a financial crisis affecting the banking system or financial markets or the possibility that financial institutions may consolidate or go out of business would result in a tightening in the credit markets, which could limit our customers' access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our web services and products. If SMBs experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.
If we fail to comply with the established rules of credit card associations, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial majority of our revenue originates from online credit card transactions. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. We face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations. For example, under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder's signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction.
The failure to integrate successfully the businesses of Web.com and an acquired company, if any, in the future within the expected timeframe would adversely affect the combined company's future results.
One of our business strategies is to acquire complimentary services, technologies or businesses. The success of any future acquisition will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.
The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company's failure to achieve some or all of the anticipated benefits of the acquisition.
Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality services and products;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by completing the acquisition and integrating the companies' operations.
Successful integration of Web.com's and an acquired company's operations, products and personnel may place a significant burden on the combined company's management and internal resources. Challenges of integration include the combined company's ability to incorporate acquired products and business technology into its existing product offerings, and its ability to sell the acquired products through Web.com's existing or acquired sales channels. Web.com may also experience difficulty in effectively integrating the different cultures and practices of the acquired company, as well as in assimilating its' broad and geographically dispersed personnel. Further, the difficulties of integrating the acquired company could disrupt the combined company's ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company's expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company's business, financial condition and operating results.
We may not realize the anticipated benefits from an acquisition.
Acquisitions involve the integration of companies that have previously operated independently. We expect that acquisitions may result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We cannot be certain, however, that we will be able to realize increased revenue, cost savings or other benefits from any acquisition, or, to the extent such benefits are realized, that they are realized timely or to the same degree as we anticipated. Integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. We may integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with integrating an acquisition's service and product offering into ours, or with integrating an acquisition's operations into ours, could have a material adverse effect on the combined company and the market price of our common stock.
Our business depends in part on our ability to continue to provide value-added web services and products, many of which we provide through agreements with third parties. Our business will be harmed if we are unable to provide these web services and products in a cost-effective manner.
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
Our business could be affected by new governmental regulations regarding the internet.
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
We may become involved in claims, such as lawsuits and investigations, involving but not limited to general business, patents, or employee matters. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes in lawsuits and investigations could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management's attention and resources from other matters.
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
* The Company's ability to use its net operating loss (NOL) carry forwards to offset future taxable income for U.S. federal income tax purposes may be limited if taxable income does not reach a sufficient level, or as a result of a change in control which could limit available NOLs.

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

Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income generated that may be offset with pre-ownership change NOLs of the corporation that experiences an ownership change. The limitation imposed by Section 382 of the Code for any post-ownership change year generally would be determined by multiplying the value of such corporation's stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may, under certain circumstances, be increased by built-in gains or reduced by built-in losses in the assets held by such corporation at the time of the ownership change.

If the Company experiences any future “ownership change” as defined in Section 382 of the Code, the Company's ability to utilize its NOLs could be further limited depending on several factors, including but not limited to, the amount of taxable income generated during any post-ownership change year and the annual limitation discussed above. Similar results could apply to our state NOLs because the states in which we operate generally follow Section 382.

Additionally, the Company's ability to use its NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before the Company can generate sufficient taxable income to utilize the NOLs.

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
________________________

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

Web.com Group, Inc.
(Registrant)

May 3, 2013	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
10 .1	Web.com Group, Inc. Supplemental Executive Retirement Plan (4)
10 .2	Web.com Group, Inc. Non-Qualified Deferred Compensation Plan (4)
10 .3	Trust Agreement between Web.com Group, Inc. and Reliance Trust Company (4)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
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