Form 10-Q
period 2013-06-30
WEB.COM GROUP, INC.
filed 2013-08-02
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No

Common Stock, par value $0.001 per share, outstanding as of July 29, 2013: 50,453,576

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$120,448	$98,947	$235,994	$190,460

Cost of revenue	42,879	39,801	85,519	78,407

Gross profit	77,569	59,146	150,475	112,053
Operating expenses:
Sales and marketing	35,095	29,038	68,459	55,882
Research and development	8,408	8,459	16,620	18,166
General and administrative	11,884	12,716	25,664	27,023
Restructuring (benefit) expense	(32)	441	(32)	1,353
Depreciation and amortization	20,301	19,734	40,341	39,413
Total operating expenses	75,656	70,388	151,052	141,837
Income (loss) from operations	1,913	(11,242)	(577)	(29,784)

Interest expense, net	(8,267)	(17,180)	(18,218)	(34,955)
Gain on sale of equity method investment	385	5,156	385	5,156
Loss from debt extinguishment	—	—	(19,526)	—
Net loss before income taxes	(5,969)	(23,266)	(37,936)	(59,583)
Income tax (expense) benefit	(3,775)	4,207	(18,311)	10,745
Net loss	$(9,744)	$(19,059)	$(56,247)	$(48,838)
Other comprehensive income:
Unrealized (loss) gain on investments, net of tax	(4)	—	5	—
Total comprehensive loss	$(9,748)	$(19,059)	$(56,242)	$(48,838)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic earnings per share:
Net loss per common share	$(0.20)	$(0.41)	$(1.16)	$(1.05)
Diluted earnings per share:
Net loss per common share	$(0.20)	$(0.41)	$(1.16)	$(1.05)

Basic weighted average common shares	48,670	47,031	48,379	46,594
Diluted weighted average common shares	48,670	47,031	48,379	46,594

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,799	$15,181
Accounts receivable, net of allowance of $1,331 and $1,098, respectively	18,203	16,247
Prepaid expenses	7,920	6,697
Deferred expenses	59,681	59,255
Deferred taxes	13,549	17,892
Other current assets	4,851	5,116
Total current assets	121,003	120,388

Property and equipment, net	41,475	40,079
Deferred expenses	60,966	63,147
Goodwill	627,845	627,845
Intangible assets, net	435,247	469,703
Other assets	6,050	6,817
Total assets	$1,292,586	$1,327,979

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,711	$6,385
Accrued expenses	14,729	12,802
Accrued compensation and benefits	8,045	15,413
Accrued restructuring costs and other reserves	244	1,477
Deferred revenue	204,423	190,618
Current portion of debt	13,943	4,681
Other liabilities	2,429	2,556
Total current liabilities	253,524	233,932

Deferred revenue	185,864	175,816
Long-term debt	654,406	688,140
Deferred tax liabilities	77,568	64,126
Other long-term liabilities	5,427	4,352
Total liabilities	1,176,789	1,166,366
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,335,133 and 49,175,642 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	50	49
Additional paid-in capital	464,447	454,022
Accumulated other comprehensive income	10	5
Accumulated deficit	(348,710)	(292,463)
Total stockholders' equity	115,797	161,613
Total liabilities and stockholders' equity	$1,292,586	$1,327,979
See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(56,247)	$(48,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	(385)	(5,156)
Loss from debt extinguishment	12,286	—
Depreciation and amortization	40,341	39,413
Stock based compensation	10,270	5,738
Deferred income taxes	17,785	(11,457)
Amortization of debt issuance costs and other	1,096	6,700
Changes in operating assets and liabilities:
Accounts receivable, net	(1,957)	(2,342)
Prepaid expenses and other assets	(2,865)	(4,740)
Deferred expenses	1,757	(376)
Accounts payable	4,234	(834)
Accrued expenses and other liabilities	2,875	(2,358)
Accrued compensation and benefits	(7,368)	(3,785)
Accrued restructuring	(1,233)	(2,954)
Deferred revenue	23,852	62,237
Net cash provided by operating activities	44,441	31,248
Cash flows from investing activities
Proceeds from sale of equity method investment	385	7,197
Capital expenditures	(8,220)	(7,317)
Other	(50)	—
Net cash used in investing activities	(7,885)	(120)
Cash flows from financing activities
Stock issuance costs	(14)	—
Common stock repurchased	(5,666)	(3,199)
Payments of long-term debt	(701,076)	(28,000)
Proceeds from exercise of stock options	5,835	3,455
Proceeds from long-term debt issued	668,350	—
Debt issuance costs	(2,367)	—
Net cash used in financing activities	(34,938)	(27,744)
Net increase in cash and cash equivalents	1,618	3,384
Cash and cash equivalents, beginning of period	15,181	13,364
Cash and cash equivalents, end of period	$16,799	$16,748
Supplemental cash flow information
Interest paid	$23,640	$28,995
Income tax paid	$187	$101
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. ("Web.com" or "the Company") provides a full range of internet services to small businesses to help them compete and succeed online. Web.com is a global domain registrar and further meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products, eCommerce solutions and call center services. For more information about the Company, please visit http://www.web.com. The Company does not incorporate information obtained on or accessible through, the Company's website into this Quarterly Report on Form 10-Q and you should not consider it a part of this Quarterly Report on Form 10-Q.

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

Reclassifications

An immaterial correction of an error related to the 2011 acquisition of Network Solutions has been reflected in the Consolidated Balance Sheet as of December 31, 2012. Goodwill, current deferred tax assets and the current portion of deferred revenue have been adjusted accordingly. In addition, the prior year reserve for credit card refunds of $1.2 million has been reclassified from accounts receivable to accrued expenses. The changes resulting from the correction to the Consolidated Balance Sheet as of December 31, 2012 are as follows (in thousands):

(in thousands)	December 31, 2012
	As Previously Reported	Amount Reclassified	As Reported Herein
Deferred tax asset	$18,092	$(200)	$17,892
Goodwill	$628,176	$(331)	$627,845
Deferred revenue	$191,149	$(531)	$190,618

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2013, the consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012, the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2013, and the Company’s results of operations for the three and six months ended June 30, 2013 and 2012 and the cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

2. Earnings per Share

Basic net loss per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares. However, as of June 30, 2013 and 2012, 8.5 million and 9.1 million stock options and restricted share awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(9,744)	$(19,059)	$(56,247)	$(48,838)

Basic weighted average common shares	48,670	47,031	48,379	46,594
Diluted effect of stock options	—	—	—	—
Diluted effect of restricted shares	—	—	—	—
Diluted weighted average common shares	48,670	47,031	48,379	46,594
Basic earnings per share:
Net loss per common share	$(0.20)	$(0.41)	$(1.16)	$(1.05)
Diluted earnings per share:
Net loss per common share	$(0.20)	$(0.41)	$(1.16)	$(1.05)

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

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively (in thousands):

	June 30, 2013	December 31, 2012
Goodwill balance at beginning of period	$730,139	$733,656
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	627,845	631,362
Goodwill adjusted during the period (1)	—	(3,517)
Goodwill balance at end of period, net *	$627,845	$627,845

*Gross goodwill balances were $730.1 million as of June 30, 2013 and December 31, 2012. This includes accumulated impairment losses of $102.3 million.
(1)Goodwill decreased by approximately $3.2 million during the year ended December 31, 2012 primarily due to finalizing the Network Solutions' income tax returns. In addition, a decrease of approximately $0.3 million is due to the correction of an immaterial error as further discussed in Note 1.

The Company’s intangible assets are summarized as follows (in thousands):

			Weighted-average Amortization Period in Years as of
	June 30, 2013	December 31, 2012	June 30, 2013
Indefinite-lived intangible assets:
Domain/Trade names	$128,126	$128,075
Definite-lived intangible assets:
Customer relationships	285,135	285,135	9.9
Developed technology	187,563	187,563	3.0
Non-compete agreements and other *	4,108	4,108
Accumulated amortization	(169,685)	(135,178)
Total	$435,247	$469,703
*Fully amortized at June 30, 2013 and December 31, 2012

The weighted-average amortization period for the amortizable intangible assets as of June 30, 2013, is approximately 7.8 years. Total amortization expense was $17.2 million and $17.7 million for the three months ended June 30, 2013 and 2012, respectively. Total amortization expense was $34.5 million and $35.4 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the amortization expense for the next five years is as follows (in thousands):

2013 (remainder of year)	$33,326
2014	59,200
2015	36,543
2016	34,593
2017	25,446
Thereafter	118,013
Total	$307,121

4. Restructuring Costs

The Company incurred restructuring charges for future service required by certain Network Solutions employees up to their scheduled termination dates throughout 2012 as well as for relocating employees. During the three months ended June 30, 2012, the Company recorded severance and relocation expenses of $0.4 million. During the six months ended June 30, 2012, the Company recorded severance and relocation expenses of $1.2 million.

On March 31, 2012, the Company exited its sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was also recorded as restructuring expense during the six months ended June 30, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was recorded during the six months ended June 30, 2012 in the general and administrative line item in the consolidated statement of comprehensive loss.

The current portion of accrued restructuring as of June 30, 2013 and December 31, 2012, was $0.2 million and $1.5 million, respectively. The non-current accrued restructuring was $1.2 million and $1.3 million as of June 30, 2013 and December 31, 2012, respectively.

The table below summarizes the activity of accrued restructuring costs and other reserves during the six months ended June 30, 2013 (in thousands):

	December 31, 2012	Additions	Cash Payments	Change in Estimates/ Other	June 30, 2013
Contract termination costs	$2,469	$—	$(1,094)	$39	$1,414
Employee termination benefits and other restructuring costs	272	(32)	(85)	(134)	21
Total	2,741	$(32)	$(1,179)	$(95)	1,435
Non-current portion	(1,264)				(1,191)
Current portion	$1,477				$244

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

On March 6, 2013, the Company repriced its First Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Revolving Credit Facility to $70 million. After giving effect to the repricing, the First Lien Term Loan had an interest rate of LIBOR plus 3.50%, with a 1.0% LIBOR floor, and the revolving credit facility's interest rate is now 3.25% plus LIBOR. The proceeds received from the additional First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million.

The repricing of the First Lien Term Loan and the payoff of the Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishments, the Company recorded a $19.5 million loss from debt extinguishment from accelerating unamortized deferred financing fees and loan origination discounts during the six months ended June 30, 2013 related to both instruments. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the First Lien Term Loan.

The Company used $10.0 million of funds drawn from the Revolving Credit Facility and cash on hand to pay prepayment penalties, debt issuance costs and loan origination discounts. Subsequent to the March 6, 2013 repricing, the Company made principal payments totaling $41.2 million, resulting in a net decrease in total long term debt of $31.1 million during the six months ended June 30, 2013.

Outstanding long-term debt and the interest rates in effect at June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving Credit Facility maturing 2016, 3.45% at June 30, 2013, based on LIBOR plus 3.25%.	$43,000	$41,000
First Lien Term Loan due 2017, 4.50%, based on 1.00% LIBOR floor plus 3.50%, less unamortized discount of $1,509 at June 30, 2013, effective rate of 4.68%	625,341	621,784
Second Lien Term Loan, extinguished on March 6, 2013	—	30,011
Capital Lease Obligations	8	26
Total Outstanding Debt	668,349	692,821
Less: Current Portion of Long-Term Debt	(13,943)	(4,681)
Long-Term Portion	$654,406	$688,140

Debt discount and issuance costs

The Company recorded $0.4 million and $3.0 million of interest expense from amortizing debt issuance and discount costs during the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, $1.0 million and $6.3 million, respectively, was recorded.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2013 and reflected the estimate as current maturities, net of prepayments made through June 30, 2013. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. As of June 30, 2013, total estimated principal payments due for the next five years are as follows:

Year 1	$14,341
Year 2	6,600
Year 3	6,600
Year 4	49,600
Year 5	592,709
Total principal payments	$669,850

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents carrying value approximates fair market value as of June 30, 2013 and December 31, 2012 due to the short maturity of these items. As of June 30, 2013, the fair value of the Company’s First Lien Term Loan was $630.5 million. As of December 31, 2012, the combined fair value of the Company's First Lien and Second Lien Term Loans was $657.2 million. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of June 30, 2013 and December 31, 2012.

7. Income Taxes

The Company recognized an income tax expense of $3.8 million and an income tax benefit of $4.2 million during the three months ended June 30, 2013 and 2012, respectively. The Company recorded an income tax expense of $18.3 million and an income tax benefit of $10.7 million during the six months ended June 30, 2013 and 2012, respectively, based upon its estimated annual effective tax rate. The Company's estimated annual effective tax rate for the three and six months ended June 30, 2013 reflects an increase in our projected year-end valuation allowance related to our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

8. Stock-Based Compensation

Stock Options

Compensation costs related to the Company’s stock option plans were $2.5 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively. Compensation costs related to the Company's stock option plans were $4.8 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013 and 2012, 0.7 million and 0.3 million common shares were issued from options exercised, respectively. During the six months ended June 30, 2013 and 2012, 0.8 million and 1.4 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense for the three months ended June 30, 2013 and 2012 was approximately $1.4 million and $1.2 million, respectively. Compensation expense for the six months ended June 30, 2013 and 2012 was approximately $5.5 million and $2.0 million, respectively. During the six months ended June 30, 2013, approximately 0.3 million shares totaling approximately $5.7 million were forfeited in lieu of income tax withholding requirements. During the three months ended June 30, 2013 and 2012, 37 thousand and 26 thousand restricted common shares were granted, respectively. During the six months ended June 30, 2013 and 2012, 0.7 million and 0.5 million restricted common shares were granted, respectively.

9. Related Party Transactions

The Company outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $0.3 million and $0.2 million of expense for data center services during the three months ended June 30, 2013 and 2012, respectively. The Company incurred approximately $0.7 million and $0.4 million of expense for data center services during the six months ended June 30, 2013 and 2012, respectively.

10. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.3 million in standby letters of credit as of June 30, 2013, $2.0 million of which was drawn against the Revolving Credit Facility.

The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with Web.com's customer and vendor contracts and employment related disputes. The Company believes that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at June 30, 2013.
11. Sale of Equity Method Investment
On May 31, 2012, the Company sold its interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. The Company acquired its 25.3% interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million during the three and six months ended June 30, 2012. Approximately $0.4 million of additional proceeds that were held in escrow were released in June 2013 as the representations and warranties were satisfied. The additional gain of $0.4 million from the sale was recorded during the three and six months ended June 30, 2013.

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

We believe presenting non-GAAP net income attributable to common stockholders, non-GAAP net income per share attributable to common stockholders and non-GAAP operating income measures are useful to investors, because they describe the operating performance of the Company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. We use these non-GAAP measures as important indicators of our past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.

Overview

We provide a full range of internet services to small businesses in order to help them compete and succeed online. Web.com is a global domain registrar and further meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products, eCommerce solutions and call center services. For more information about the company, please visit http://www.web.com. We do not incorporate information obtained on or accessible through, our website into this Quarterly Report on Form 10-Q and you should not consider it a part of this Quarterly Report on Form 10-Q.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $10.9 million and $22.8 million for the three months ended June 30, 2013 and 2012, and $23.5 million and $50.6 million for the six months ended June 30, 2013 and 2012, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

Sources of Revenue

Subscription Revenue

We currently derive a substantial majority of our revenue from fees associated with our subscription services, which generally include web services, online marketing, eCommerce, and domain name registration offerings. We bill a majority of our customers in advance through their credit cards, bank accounts, or business merchant accounts. The revenue is recognized on a daily basis over the life of the contract which can range from monthly up to 100 years.

Professional Services and Other Revenue

We generate professional services revenue from custom website design, eCommerce store design and support services. Our custom website design and eCommerce store design work is typically billed on a fixed price basis and over very short periods. Other revenue consists of all fees earned from granting customers licenses to use our patents. Generally, revenue is recognized when the service has been completed.

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

Operating Expenses

Sales and Marketing Expense

Our largest direct marketing expenses are the costs associated with the online marketing channels we use to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

We plan to continue to invest in sales and marketing in order to add new subscription customers, as well as increase sales of additional and new services and products to our existing customer base. We also plan to increase our investment or spending in direct response television advertising to further increase revenue growth. As part of our stated objective to use our larger scale to increase brand awareness, we have invested a portion of our incremental marketing budget in branding activities such as the umbrella sponsorship of the newly re-named Web.com Tour and other sports marketing activities.

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

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are not expected to materially change in the near term.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase as we realize a full year's impact of depreciation from the data centers, as well as from internally developed software.

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

Results of Operations

Comparison of the results for the three months ended June 30, 2013 to the results for the three months ended June 30, 2012

The following table sets forth our key business metrics for the three months ended June 30,:

	Three months ended June 30,
	2013	2012
	(unaudited)
Net subscriber additions	25,736	14,048
Churn	1%	1%
Average revenue per user (monthly)	$14.09	$13.34

Net subscribers increased by 25,736 customers during the three months ended June 30, 2013, as compared to an increase of 14,048 during the three months ended June 30, 2012. Churn remained at a low level of 1% during the three months ended June 30, 2013. The increase in customers and the maintenance of our low churn level of 1% is primarily due to our increased marketing efforts in prior periods, as well as during the second quarter ended June 30, 2013.

The average revenue per user was $14.09 during the three months ended June 30, 2013, as compared to $13.34 during the same prior year period ended June 30, 2012. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended June 30,
	2013	2012
	(unaudited, in thousands)
Revenue:
Subscription	$117,687	$95,956
Professional services and other	2,761	2,991
Total revenue	$120,448	$98,947

Total revenue increased 22% to $120.4 million in the three months ended June 30, 2013 from $98.9 million in the three months ended June 30, 2012. Total revenue during the three months ended June 30, 2013 and 2012, includes the unfavorable impact of $10.9 million and $22.8 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $11.8 million during the three months ended June 30, 2013 compared to the same prior period. The remaining $9.7 million increase in revenue during the three months ended June 30, 2013 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily eWorks! XL, online marketing and search engine products and services, to new and existing customers, higher advertising revenue, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Subscription Revenue. Subscription revenue increased 23% during the three months ended June 30, 2013 to $117.7 million million from $96.0 million during the three months ended June 30, 2012. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 8% to $2.8 million in the three months ended June 30, 2013 from $3.0 million in the three months ended June 30, 2012.

Cost of Revenue

	Three months ended June 30,
	2013	2012
	(unaudited, in thousands)
Cost of revenue	$42,879	$39,801

Cost of Revenue. Cost of revenue increased 8% or $3.1 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, which was proportionate to the increase in revenue after excluding the impact of the fair value adjustments to the acquired deferred revenue.

Our gross margin increased from 60% during the three months ended June 30, 2012 to 64% during the three months ended June 30, 2013. As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease over the course of 2013, we expect gross margins to improve. Excluding the $10.9 million and $22.8 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended June 30, 2013 and 2012, respectively, the gross margin was essentially flat at 67%.

Operating Expenses

	Three months ended June 30,
	2013	2012
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$35,095	$29,038
Research and development	8,408	8,459
General and administrative	11,884	12,716
Restructuring (benefit) expense	(32)	441
Depreciation and amortization	20,301	19,734
Total operating expenses	$75,656	$70,388

Sales and Marketing Expenses. Sales and marketing expenses increased 21% to $35.1 million and were 29% of total revenue during the three months ended June 30, 2013, up from $29.0 million, which was also 29% of revenue during the three months ended June 30, 2012. Included in the $6.1 million increase is approximately $4.4 million of additional investments in sales and marketing activities including corporate sponsorships, direct response television advertising, as well as a $1.1 million increase in salaries and benefits from additional sales and online marketing resources that have been added. We expect sales and marketing expenses to continue to increase in the quarters ahead as we invest in building our brand and acquiring customers that subscribe to higher revenue products.

Research and Development Expenses. Research and development expenses of $8.4 million, or 7% of total revenue, during the three months ended June 30, 2013 declined $0.1 million from $8.5 million, or 9% of total revenue during the three months ended June 30, 2012.

General and Administrative Expenses. General and administrative expenses decreased 7% to $11.9 million or 10% of total revenue, during the three months ended June 30, 2013, down from $12.7 million, and 13% of total revenue during the three months ended June 30, 2012. Overall, during the three months ended June 30, 2013, employee-related compensation and benefits expense decreased approximately $1.4 million. In addition, the absence of $0.3 million of corporate development expenses also contributed to the favorable change during the three months ended June 30, 2013. These items were partially offset by an increase in professional and software support fees during the quarter ended June 30, 2013 when compared to the same prior year period.

Restructuring Charges. Restructuring charges decreased $0.4 million during the three months ended June 30, 2013 due to the absence of employee-related termination and lease restructuring expenses resulting from the 2011 acquisition of Network Solutions. See Note 4, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $20.3 million during the three months ended June 30, 2013 up from $19.7 million during the three months ended June 30, 2012. Amortization expense decreased by $0.5 million during the three months ended June 30, 2013, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $1.1 million primarily from internally developed software projects and data centers that were placed into service.

Interest Expense, net. Net interest expense totaled $8.3 million and $17.2 million for the three months ended June 30, 2013 and 2012, respectively. Included in the interest expense for the three months ended June 30, 2013 and 2012, respectively, is approximately $0.4 million and $3.0 million from amortizing deferred financing fees and loan origination discounts. The remaining decrease of $6.3 million during the second quarter ended June 30, 2013 is driven from lower interest rates from debt repricings completed in November of 2012 and March of 2013, as well as from lower debt levels due to repayments made.

Gain on Sale of Equity Method Investment. On May 31, 2012, we sold our interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3% interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the three months ended June 30, 2012. Approximately $0.4 million of additional proceeds that were held in escrow were released in June 2013 as the representations and warranties were satisfied. The additional gain of $0.4 million from the sale was recorded during the three months ended June 30, 2013.

Income Tax Expense. We recorded an income tax expense of $3.8 million and an income tax benefit of $4.2 million during the three months ended June 30, 2013 and 2012, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended June 30, 2013 reflects an increase in our projected year-end valuation allowance related our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

Results of Operations

Comparison of the results for the six months ended June 30, 2013 to the results for the six months ended June 30, 2012

The following table sets forth our key business metrics for the six months ended June 30:

	Six months ended June 30,
	2013	2012
	(unaudited, in thousands)
Net subscriber additions	47,109	15,663
Churn	1%	1%
Average revenue per user (monthly)	$13.99	$13.24

Net subscribers increased by 47,109 customers during the six months ended June 30, 2013, as compared to an increase of 15,663 customers during the six months ended June 30, 2012. Churn remained at a low level of 1% during the six months ended June 30, 2013. The increase in customers and the maintenance of our low churn level of 1% is primarily due to our increased marketing efforts in prior periods, as well as during the six months ended June 30, 2013.

The average revenue per user was $13.99 during the six months ended June 30, 2013, as compared to $13.24 during the same period ended June 30, 2012. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Six months ended June 30,
	2013	2012
	(unaudited, in thousands)
Revenue:
Subscription	$230,967	$184,806
Professional services and other	5,027	5,654
Total revenue	$235,994	$190,460

Total revenue increased 24% to $236.0 million in the six months ended June 30, 2013 from $190.5 million in the six months ended June 30, 2012. Total revenue during the six months ended June 30, 2013 and 2012, includes the unfavorable impact of $23.5 million and $50.6 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $27.1 million during the six months ended June 30, 2013 compared to the same prior period. The remaining $18.4 million increase in revenue during the six months ended June 30, 2013 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily eWorks! XL, online marketing and search engine products and services, to our existing customers, higher advertising revenue, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Subscription Revenue. Subscription revenue increased 25% during the six months ended June 30, 2013 to $231.0 million from $184.8 million during the six months ended June 30, 2012. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 11% to $5.0 million in the six months ended June 30, 2013 from $5.7 million in the six months ended June 30, 2012.

Cost of Revenue

	Six months ended June 30,
	2013	2012
	(unaudited, in thousands)
Cost of revenue	$85,519	$78,407

Cost of Revenue. Cost of revenue increased 9% or $7.1 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, which was proportionate to the increase in revenue after excluding the adjustments to fair value acquired deferred revenue.

Our gross margin of 59% during the six months ended June 30, 2012 increased to 64% during the six months ended June 30, 2013. Excluding the $23.5 million and $50.6 million effect of the adjustment related to the fair value of acquired deferred revenue for the six months ended June 30, 2013 and 2012, respectively, gross margin was approximately 67% for both periods.

Operating Expenses

	Six months ended June 30,
	2013	2012
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$68,459	$55,882
Research and development	16,620	18,166
General and administrative	25,664	27,023
Restructuring charges	(32)	1,353
Depreciation and amortization	40,341	39,413
Total operating expenses	$151,052	$141,837

Sales and Marketing Expenses. Sales and marketing expenses increased 23% to $68.5 million and were 29% of total revenue during the six months ended June 30, 2013, up from $55.9 million or 29% of revenue during the six months ended June 30, 2012. The $12.6 million increase is primarily from our additional investments in sales and marketing activities including corporate sponsorships, direct response television advertising, as well as additional sales resources and online marketing expenditures.

Research and Development Expenses. Research and development expenses decreased 9% to $16.6 million, or 7% of total revenue, during the six months ended June 30, 2013 down from $18.2 million, or 10% of total revenue during the six months ended June 30, 2012. The decrease was driven by lower salary and compensation expense resulting from labor dollars being capitalized in connection with an increase of internally developed software projects during the six months ended June 30, 2013 when compared to the same prior year period. In addition, overall headcount was lower during six months ended June 30, 2013 compared the same prior year period ended, as the acquisition of Network Solutions had been fully integrated. Finally, software support and data center fees have decreased by $0.3 million during the six months ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses decreased 5% to $25.7 million, or 11% of total revenue, during the six months ended June 30, 2013, down from $27.0 million or 14% of total revenue during the six months ended June 30, 2012. Overall, during the six months ended June 30, 2013, the employee-related compensation and benefits expense decreased approximately $2.5 million and corporate development costs declined $0.6 million. These decreases were partially offset by an increase in legal, professional and software support fees totaling $1.2 million.

Restructuring Charges. Restructuring charges decreased $1.4 million during the six months ended June 30, 2013 as compared to the same prior year period due to the absence of employee-related termination and lease restructuring expenses resulting from the 2011 acquisition of Network Solutions. See Note 4, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $40.3 million during the six months ended June 30, 2013 up from $39.4 million during the six months ended June 30, 2012. Amortization expense decreased by $0.9 million during the six months ended June 30, 2013, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $1.8 million primarily from internally developed software projects and data centers that were placed into service.

Interest Expense, net. Net interest expense totaled $18.2 million and $35.0 million for the six months ended June 30, 2013 and 2012, respectively. Included in the interest expense for the six months ended June 30, 2013 and 2012, respectively, is approximately $1.0 million and $6.3 million from amortizing deferred financing fees and loan origination discounts. The remaining decrease of $11.5 million during the six months ended June 30, 2013 is driven from lower interest rates from debt repricings completed in November of 2012 and March of 2013, as well as from lower overall debt levels.

Gain on Sale of Equity Method Investment. On May 31, 2012, we sold our interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3% interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the six months ended June 30, 2012. Approximately $0.4 million of additional proceeds that were held in escrow were released in June 2013 as the representations and warranties were satisfied. The additional gain of $0.4 million from the sale was recorded during the six months ended June 30, 2013.

Loss on Debt Extinguishment. In March 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. The repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with Accounting Standards Codification (“ASC”) 470, Debt. As a result of the extinguishments, we recorded a $19.5 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the six months ended June 30, 2013. Also included in the loss is $7.2 million of prepayment penalties that were paid in March 2013.

Income Tax Expense. We recorded an income tax expense of $18.3 million and an income tax benefit of $10.7 million during the six months ended June 30, 2013 and 2012, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the six months ended June 30, 2013 reflects an increase in our projected year-end valuation allowance related our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

Outlook.

We continue to believe that we have the potential for additional revenue growth as we increase our investments in sales and marketing and further execute our cross-sell/up-sell strategies. Our fully integrated operations allows us the opportunity to generate increased shareholder value from increased scale.  We expect to strengthen our operating cash flows with lower interest rates as a result of the November 2012 and March 2013 repricings of our First Lien Term Loan and the subsequent pay off of our Second Lien Term Loan,which bore a higher interest rate than the First Lien Term Loan. We plan to use additional cash flows to pay down debt and fund incremental marketing investments.  We expect to increase ARPU through our cross-sell/up-sell activities.  As the impact of the fair market value adjustment to deferred revenue acquired in the Networks Solutions and Register.com LP transactions continues to decrease over the course of 2013, we expect gross margins to improve.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):

	Six months ended June 30,
	2013	2012
	(unaudited)
Net Cash Provided by Operating Activities	$44,441	$31,248
Net Cash Used in Investing Activities	(7,885)	(120)
Net Cash Used in Financing Activities	(34,938)	(27,744)
Increase in Cash and Cash Equivalents	$1,618	$3,384

Cash Flows
As of June 30, 2013, we had $16.8 million of cash and cash equivalents and $132.5 million in negative working capital, as compared to $15.2 million of cash and cash equivalents and $113.5 million in negative working capital as of December 31, 2012. The unfavorable change in working capital is primarily due to a $13.8 million increase in current deferred revenue, which is primarily from amortizing into revenue, deferred revenue that was written down for purchase accounting from the acquisitions of Network Solutions and Register.com LP and replacing with deferred revenue that is reflected at full contract value. The current portion of long term debt at June 30, 2013 reflects the estimated excess cash flow requirement that is payable on March 31, 2014 and contributed $9.3 million to the working capital change when compared to December 31, 2012. These increases were partially offset by lower accrued compensation and benefits as year end bonus payments were made in first quarter of 2013. The majority of the negative working capital is due to significant balances of deferred revenue, deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the six months ended June 30, 2013 increased $13.2 million from the six months ended June 30, 2012 primarily due to improvements in operating income and working capital requirements during the six months ended June 30, 2013, but partially offset by the $7.2 million prepayment penalty that was paid in connection with the March 2013 debt repricing.

Net cash used in investing activities in the six months ended June 30, 2013 was $7.9 million, as compared to $0.1 million in the six months ended June 30, 2012. Capital expenditures during the first six months of 2013 increased by $0.9 million to $8.2 million. The six months ended June 30, 2013 and 2012 both primarily included costs incurred from building out two centralized data centers, as well as increased efforts to improve internally developed software and websites. In May 2012, proceeds of $7.2 million were received from the sale of an investment that was accounted for under the equity method. An additional $0.4 million of proceeds that were held in escrow from the sale were received in June 2013.

Net cash used in financing activities of $34.9 million included a $1.6 million payment for loan origination discounts related to the March 2013 repricing of the First Lien Term Loan and $31.1 million of principal payments made during the six months ended June 30, 2013. Also included was $2.4 million of payments for debt issuance fees related to the repricing. Proceeds received from the exercise of stock options increased from $3.5 million to $5.8 million in the six months ended June 30, 2013 when compared to the same prior year period. Approximately $5.7 million and $3.2 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2012, payments of $28.0 million reduced the long-term debt balances.

Repricing Long Term Debt
During the first quarter of 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. After giving effect to the repricing, the First Lien Term Loan had an interest rate of LIBOR plus 3.50%, with a 1.0% LIBOR floor, and the Revolving Credit Facility's interest rate is now 3.25% plus LIBOR. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million its entirety. See Note 5, Long-Term Debt, for additional information.

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

Outstanding debt as of June 30, 2013 for purposes of the First Lien Net Leverage Ratio was approximately $653.1 million. The covenant calculation as of June 30, 2013 is calculated on a trailing 12-month basis:

Covenant Description	Covenant Requirement as of June 30, 2013	Ratio at June 30, 2013	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 5.25	4.29	0.96

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$120,448	$98,947	$235,994	$190,460
Fair value adjustment to deferred revenue	10,942	22,783	23,489	50,606
Non-GAAP revenue	$131,390	$121,730	$259,483	$241,066

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(9,744)	$(19,059)	$(56,247)	$(48,838)
Amortization of intangibles	17,220	17,673	34,506	35,365
Loss on sale of assets	87	—	80	402
Stock based compensation	3,906	3,059	10,270	5,738
Income tax expense (benefit)	3,775	(4,207)	18,311	(10,745)
Restructuring (benefit) expense	(32)	441	(32)	1,353
Corporate development	—	311	—	645
Amortization of deferred financing fees	441	2,975	1,023	6,298
Cash income tax expense	(193)	(413)	(479)	(698)
Fair value adjustment to deferred revenue	10,942	22,783	23,489	50,606
Fair value adjustment to deferred expense	408	652	862	1,328
Loss on debt extinguishment	—	—	19,526	—
Gain on sale of equity method investment	(385)	(5,156)	(385)	(5,156)
Non-GAAP net income	$26,425	$19,059	$50,924	$36,298

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted shares:	2013	2012	2013	2012
Basic weighted average common shares	48,670	47,031	48,379	46,594
Diluted stock options	2,539	2,054	2,331	2,179
Diluted restricted stock	558	1,095	669	1,122
Total diluted weighted average common shares	51,767	50,180	51,379	49,895

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted GAAP net loss per share	$(0.20)	$(0.41)	$(1.16)	$(1.05)
Diluted equity	0.01	0.03	0.07	0.07
Amortization of intangibles	0.33	0.36	0.66	0.71
Loss on sale of assets	—	—	—	0.01
Stock based compensation	0.08	0.06	0.20	0.12
Income tax expense (benefit)	0.07	(0.08)	0.36	(0.22)
Restructuring (benefit) expense	—	0.01	—	0.03
Corporate development	—	0.01	—	0.01
Amortization of deferred financing fees	0.01	0.06	0.02	0.13
Cash income tax expense	—	(0.01)	(0.01)	(0.01)
Fair value adjustment to deferred revenue	0.21	0.44	0.46	1.00
Fair value adjustment to deferred expense	0.01	0.01	0.02	0.03
Loss on debt extinguishment	—	—	0.38	—
Gain on sale of equity method investment	(0.01)	(0.10)	(0.01)	(0.10)
Diluted Non-GAAP net income per share	$0.51	$0.38	$0.99	$0.73

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
GAAP operating income (loss)	$1,913	$(11,242)	$(577)	$(29,784)
Amortization of intangibles	17,220	17,673	34,506	35,365
Loss on sale of assets	87	—	80	402
Stock based compensation	3,906	3,059	10,270	5,738
Restructuring (benefit) expense	(32)	441	(32)	1,353
Corporate development	—	311	—	645
Fair value adjustment to deferred revenue	10,942	22,783	23,489	50,606
Fair value adjustment to deferred expense	408	652	862	1,328
Non-GAAP operating income	$34,444	$33,677	$68,598	$65,653

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	2%	(11)%	—%	(16)%
Amortization of intangibles	12	14	12	15
Loss on sale of assets	—	—	—	—
Stock based compensation	3	3	4	1
Restructuring (benefit) expense	—	—	—	1
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	8	21	9	26
Fair value adjustment to deferred expense	1	1	1	—
Non-GAAP operating margin	26%	28%	26%	27%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating income (loss)	$1,913	$(11,242)	$(577)	$(29,784)
Depreciation and amortization	20,301	19,734	40,341	39,413
Loss on sale of assets	87	—	80	402
Stock based compensation	3,906	3,059	10,270	5,738
Restructuring (benefit) expense	(32)	441	(32)	1,353
Corporate development	—	311	—	645
Fair value adjustment to deferred revenue	10,942	22,783	23,489	50,606
Fair value adjustment to deferred expense	408	652	862	1,328
Adjusted EBITDA	$37,525	$35,738	$74,433	$69,701

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $16.8 million and $15.2 million at June 30, 2013 and December 31, 2012, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of June 30, 2013, we have $669.9 million of total debt outstanding. We have exposure to market risk for changes in interest rates related to these borrowings. Our variable rate debt is based on 1-month LIBOR plus 3.50% on the First Lien Credit Agreement, which is subject to a 1.0% LIBOR floor. The interest rate of our Revolving Credit Facility is 1-month LIBOR plus 3.25%. Since the First Lien Credit Agreement is subject to a LIBOR floor of 1.0% a 10% increase or decrease in LIBOR would not impact our interest expense on those loans during the six months ended June 30, 2013. A hypothetical 10% increase in variable interest rates in effect would have resulted in additional interest expense of $0.3 million during the six months ended June 30, 2013, assuming the principal balances remain unchanged.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

 Item 1. Legal Proceedings.

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment-related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible or estimable at June 30, 2013.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013, are set forth below and are unchanged substantively at June 30, 2013, other than those designated by an asterisk “*”.

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of June 30, 2013, we had $669.9 million of outstanding long-term debt. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
Providing web services and products to small businesses designed to allow them to internet-enable their businesses is a fragmented and changing market; if this market fails to grow, we will not be able to grow our business.
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
*We were not profitable for the three or six months ended June 30, 2013 or for the years ended December 31, 2012, 2011 and 2010 and we may not become or stay profitable in the future.
We were not profitable for the three or six months ended June 30, 2013 or for the years ended December 31, 2012, 2011 and 2010, and may not be profitable in future years. As of June 30, 2013, we had an accumulated deficit of approximately $348.7 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
Our existing and target customers are small businesses. These businesses maybe more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, a financial crisis affecting the banking system or financial markets or the possibility that financial institutions may consolidate or go out of business would result in a tightening in the credit markets, which could limit our customers' access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our web services and products. If small businesses experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.
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
*Our business could be affected by new governmental regulations regarding the internet.

To date, government regulations have not materially restricted use of the internet in most parts of the world. The legal and regulatory environment pertaining to the internet, however, is uncertain and may change. New laws may be passed, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

•
the liability of online resellers for actions by customers, including fraud, illegal content, spam, phishing, libel and defamation, infringement of third-party intellectual property and other abusive conduct;

•	other claims based on the nature and content of internet materials;

•	user privacy and security issues;

•	consumer protection;

•
sales taxes by the states in which we sell certain of our products and other taxes, including the value-added tax of the European Union member states, which could impact how we conduct our business by requiring us to set up processes to collect and remit such taxes and could increase our sales audit risk;

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with designated natural persons or entities involved in terrorism or the proliferation of weapons of mass destruction. Disclosure is required even when the activities, transactions or dealings are conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are subject to sanctions under U.S. law.

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the quarter ended June 30, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below, which involves Network Solutions, LLC (“NetSol”), a subsidiary which Web.com Group acquired on October 27, 2011. The following disclosure is made pursuant to Section 13(r) of the Exchange Act.

Web.com has recently conducted a review of its compliance practices and those of its subsidiaries in regards to exports and sanctions regulations administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Treasury Department. During the course of this review, Web.com Group determined that NetSol, an entity that Web.com Group acquired in 2011, provided domain name registration services to an agency of the Government of Iran and two entities included on OFAC's List of Specially Designated Nationals and Blocked Persons (“SDNs”) that have not been authorized by a U.S. federal department or agency.

Domain name registration services consist of accepting and processing applications for the registration, renewal, and transfer of domain names through NetSol's registrar. NetSol provided such services to (i) Valfajr 8th Shipping Line Co SSK (“VESC”), which was designated as an SDN in 2008 pursuant to Executive Order 13382, for the domain vesc.net; (ii) the Iran Marine Industrial Company (a.k.a., SADRA), which was designated as an SDN in 2012 pursuant to Executive Order 13382, for the domain name sadragroup.com; and (iii) the Islamic Republic of Iran Meteorological Organization (“IRIMO”), which, to the Company's understanding, is an Iranian government organization, for the domain name irimet.net. NetSol sold domain name registration services to the above three entities between 1999 and 2002, well before NetSol was acquired by Web.com Group in 2011.

VESC, SADRA, and IRIMO made upfront pre-payments to NetSol of $134.91 each to renew their respective domains and to allow such domains to remain active for 9-year terms. NetSol received the upfront pre-payments in 2007 and years prior, and therefore has not received any payments for any of the three domains in the last five years. Web.com Group recognized a total of $74.21 in gross revenue from the above three domains during the second quarter of 2013, with net profits of substantially less than that amount.

NetSol has locked and deprovisioned the above three domains on May 14, 2013 and as a result, the websites for the domain names are no longer accessible to the public. In addition, there is a transfer lock on the domains, meaning that the domains cannot be transferred to another domain name registrar. NetSol does not intend to reactivate the above domains or conduct further business with VESC, SADRA, or IRIMO. In addition, Web.com is in the process of implementing additional screening procedures across its subsidiaries to flag customers located in Iran and/or included on OFAC's SDN list to prevent future violations of OFAC sanctions regulations. Web.com has filed a voluntary disclosure with OFAC on June 28, 2013 regarding the above matters.

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

Web.com Group, Inc.
(Registrant)

August 2, 2013	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
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