Form 10-Q
period 2013-09-30
WEB.COM GROUP, INC.
filed 2013-11-06
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Common Stock, par value $0.001 per share, outstanding as of October 31, 2013: 50,970,479

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$125,197	$105,753	$361,191	$296,213

Cost of Revenue	42,692	40,195	128,211	118,603

Gross profit	82,505	65,558	232,980	177,610
Operating expenses:
Sales and marketing	36,386	30,892	104,846	86,775
Research and development	8,184	7,883	24,804	26,049
General and administrative	13,139	11,417	38,803	38,439
Restructuring expense (benefit)	—	1,171	(32)	2,524
Depreciation and amortization	20,339	19,816	60,680	59,228
Total operating expenses	78,048	71,179	229,101	213,015
Income (loss) from operations	4,457	(5,621)	3,879	(35,405)

Interest expense, net	(8,137)	(17,166)	(26,355)	(52,121)
Gain on sale of equity method investment	—	—	385	5,156
Loss from debt extinguishment	(1,138)	—	(20,663)	—
Net loss before income taxes	(4,818)	(22,787)	(42,754)	(82,370)
Income tax (expense) benefit	(1,170)	1,285	(19,481)	12,031
Net loss	$(5,988)	$(21,502)	$(62,235)	$(70,339)
Other comprehensive income:
Unrealized gain on investments, net of tax	8	5	13	5
Total comprehensive loss	$(5,980)	$(21,497)	$(62,222)	$(70,334)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net loss per common share	$(0.12)	$(0.45)	$(1.28)	$(1.50)
Diluted earnings per share:
Net loss per common share	$(0.12)	$(0.45)	$(1.28)	$(1.50)

Basic weighted average common shares	49,243	47,307	48,670	46,834
Diluted weighted average common shares	49,243	47,307	48,670	46,834

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$10,360	$15,181
Accounts receivable, net of allowance of $1,513 and $1,098, respectively	18,383	16,247
Prepaid expenses	8,831	6,697
Deferred expenses	61,421	59,255
Deferred taxes	19,418	17,892
Other current assets	6,596	5,116
Total current assets	125,009	120,388

Property and equipment, net	41,544	40,079
Deferred expenses	59,199	63,147
Goodwill	627,845	627,845
Intangible assets, net	418,038	469,703
Other assets	6,110	6,817
Total assets	$1,277,745	$1,327,979

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,507	$6,385
Accrued expenses	14,501	12,802
Accrued compensation and benefits	9,259	15,413
Accrued restructuring costs and other reserves	244	1,477
Deferred revenue	207,361	190,618
Current portion of debt	6,600	4,681
Other liabilities	2,779	2,556
Total current liabilities	248,251	233,932

Deferred revenue	186,550	175,816
Long-term debt	586,964	688,140
Deferred tax liabilities	84,713	64,126
Other long-term liabilities	5,909	4,352
Total liabilities	1,112,387	1,166,366
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,854,218 and 49,175,642 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	51	49
Additional paid-in capital	519,987	454,022
Accumulated other comprehensive income	18	5
Accumulated deficit	(354,698)	(292,463)
Total stockholders' equity	165,358	161,613
Total liabilities and stockholders' equity	$1,277,745	$1,327,979
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(62,235)	$(70,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	(385)	(5,156)
Loss from debt extinguishment	13,424	—
Depreciation and amortization	60,680	59,228
Stock based compensation	14,325	8,850
Deferred income taxes	19,062	(13,084)
Amortization of debt issuance costs	2,649	9,368
Other	135	402
Changes in operating assets and liabilities:
Accounts receivable, net	(2,136)	(4,707)
Prepaid expenses and other assets	(6,116)	(6,156)
Deferred expenses	1,782	2,512
Accounts payable	2,145	5,116
Accrued expenses and other liabilities	3,480	(3,618)
Accrued compensation and benefits	(6,155)	(3,332)
Accrued restructuring costs and other reserves	(1,233)	(3,013)
Deferred revenue	27,475	75,275
Net cash provided by operating activities	66,897	51,346
Cash flows from investing activities
Proceeds from sale of equity method investment	385	7,197
Capital expenditures	(11,586)	(18,990)
Other	(50)	—
Net cash used in investing activities	(11,251)	(11,793)
Cash flows from financing activities
Stock issuance costs	(30)	(11)
Common stock repurchased	(5,986)	(3,497)
Payments of long-term debt	(982,076)	(42,500)
Proceeds from exercise of stock options	9,858	4,578
Proceeds from long-term debt issued	920,631	—
Debt issuance costs	(2,864)	—
Net cash used in financing activities	(60,467)	(41,430)
Net decrease in cash and cash equivalents	(4,821)	(1,877)
Cash and cash equivalents, beginning of year	15,181	13,364
Cash and cash equivalents, end of period	$10,360	$11,487
Supplemental cash flow information
Interest paid	$30,415	$43,039
Income tax paid	$374	$196
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. ("Web.com" or "the Company") provides a full range of internet services to small businesses to help them compete and succeed online. Web.com is a global domain registrar and further meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products, eCommerce solutions and call center services. For more information about the Company, please visit http://www.web.com. The Company does not incorporate information obtained, on or accessible through the Company's website into this Quarterly Report on Form 10-Q and you should not consider it a part of this Quarterly Report on Form 10-Q.

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

Reclassifications

In the quarter ended June 30, 2013, an immaterial correction of an error related to the 2011 acquisition of Network Solutions was made to the Consolidated Balance Sheet as of December 31, 2012. Goodwill, current deferred tax assets and the current portion of deferred revenue have been adjusted accordingly. In addition, the prior year reserve for credit card refunds of $1.2 million has been reclassified from accounts receivable to accrued expenses. The changes resulting from the correction to the Consolidated Balance Sheet as of December 31, 2012 are as follows (in thousands):

(in thousands)	December 31, 2012
	As Previously Reported	Amount Reclassified	As Reported Herein
Deferred tax asset	$18,092	$(200)	$17,892
Goodwill	$628,176	$(331)	$627,845
Deferred revenue	$191,149	$(531)	$190,618

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2013, the consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012, the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2013, and the Company’s results of operations for the three and nine months ended September 30, 2013 and 2012 and the cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11 ("ASU 2013-11") Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 will be effective for interim and fiscal periods beginning January 1, 2014 and is not expected to have a material impact, if any, on the consolidated financial position, results of operations or cash flows.

2. Earnings per Share

Basic net income (loss) per common share is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted net income (loss) per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares. However, as of September 30, 2013 and 2012, 8.0 million and 8.8 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30, 2013
	2013	2012	2013	2012
Net loss	$(5,988)	$(21,502)	$(62,235)	$(70,339)

Basic weighted average common shares	49,243	47,307	48,670	46,834
Diluted effect of stock options	—	—	—	—
Diluted effect of restricted shares	—	—	—	—
Diluted weighted average common shares	49,243	47,307	48,670	46,834
Basic earnings per share:
Net loss per common share	$(0.12)	$(0.45)	$(1.28)	$(1.50)
Diluted earnings per share:
Net loss per common share	$(0.12)	$(0.45)	$(1.28)	$(1.50)

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

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively (in thousands):

	September 30, 2013	December 31, 2012
Goodwill balance at beginning of period	$730,139	$733,656
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	627,845	631,362
Goodwill adjusted during the period (1)	—	(3,517)
Goodwill balance at end of period, net *	$627,845	$627,845

*Gross goodwill balances were $730.1 million as of September 30, 2013 and December 31, 2012. This includes accumulated impairment losses of $102.3 million.
(1)Goodwill decreased by approximately $3.2 million during the year ended December 31, 2012 primarily due to finalizing the Network Solutions' income tax returns. In addition, a decrease of approximately $0.3 million is due to the correction of an immaterial error as further discussed in Note 1.

The Company’s intangible assets are summarized as follows (in thousands):

			Weighted-average Amortization Period in Years as of
	September 30, 2013	December 31, 2012	September 30, 2013
Indefinite-lived intangible assets:
Domain/Trade names	$128,126	$128,075
Definite-lived intangible assets:
Customer relationships	285,135	285,135	9.7
Developed technology	187,563	187,563	2.8
Non-compete agreements and other *	4,108	4,108
Accumulated amortization	(186,894)	(135,178)
Total	$418,038	$469,703
*Fully amortized at September 30, 2013 and December 31, 2012

The weighted-average amortization period for the amortizable intangible assets as of September 30, 2013, is approximately 7.8 years. Total amortization expense was $17.2 million and $17.6 million for the three months ended September 30, 2013 and 2012, respectively. Total amortization expense was $51.7 million and $53.0 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the amortization expense for the next five years is as follows (in thousands):

2013 (remainder of year)	$16,117
2014	59,200
2015	36,543
2016	34,593
2017	25,446
Thereafter	118,013
Total	$289,912

4. Restructuring Costs

The Company incurred restructuring charges for future service required by certain Network Solutions employees up to their scheduled termination dates throughout 2012 as well as for relocating employees. During the three months ended September 30, 2012, the Company reduced severance expenses by $0.3 million for individuals that had forfeited their benefits. During the nine months ended September 30, 2012, the Company recorded severance and relocation expenses of $0.8 million, net of forfeited benefits.

On March 31, 2012, the Company exited its sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was also recorded as restructuring expense during the nine months ended September 30, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was recorded during the nine months ended September 30, 2012 in the general and administrative line item in the consolidated statement of comprehensive loss.

During September 2012, the Company early terminated its contract for telesales and marketing services with Red Ventures LLC and incurred a $1.5 million charge to exit the agreement. General Atlantic LLC is one of the Company's greater than 5 percent shareholders, and also has a 25 percent ownership interest in Red Ventures, see Note 9, Related Party Transactions, for additional information on the total expense between the Company and Red Ventures. The Company recorded the $1.5 million as restructuring charges in the consolidated statement of comprehensive loss during the three and nine months ended September 30, 2012.

The current portion of accrued restructuring as of September 30, 2013 and December 31, 2012, was $0.2 million and $1.5 million, respectively. The non-current accrued restructuring was $1.2 million and $1.3 million as of September 30, 2013 and December 31, 2012, respectively.

The table below summarizes the activity of accrued restructuring costs and other reserves during the nine months ended September 30, 2013 (in thousands):

	December 31, 2012	Additions/(Reductions)	Cash Payments	Change in Estimates/ Other	September 30, 2013
Contract termination costs	$2,469	$—	$(1,150)	$54	$1,373
Employee termination benefits and other restructuring costs	272	(32)	(85)	(134)	21
Total	2,741	$(32)	$(1,235)	$(80)	1,394
Non-current portion	(1,264)				(1,150)
Current portion	$1,477				$244

5. Long-term Debt

1% Senior Convertible Notes due August 15, 2018

In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. Proceeds, net of original issuance discounts and debt issuance costs, of $252.3 million were received from the 2018 Notes. The net proceeds were used to pay down $208.0 million of the First Lien Term Loan and $43.0 million of the Revolving Credit Facility.

The Company may not redeem the 2018 Notes prior to August 20, 2016. On or after August 20, 2016, we may redeem for cash any or all of the 2018 Notes, at our option, if the last reported sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Subsequent to December 31, 2013, holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. In addition, holders may also convert their notes any time prior to May 15, 2018 if during the five business days after any five consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of our common stock and the conversion rate if the Company calls the notes for redemption; or upon the occurrence of specified corporate events.

Prior to August 20, 2016, the 2018 Notes are redeemable or convertible upon certain fundamental changes, as defined in the indenture, which may require us to purchase the 2018 Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2018 Notes to be purchased, plus any accrued and unpaid interest to, but not including, the purchase date. In addition, following certain types of fundamental changes, also described in the indenture, or a notice of redemption, the conversion rate increases for a holder who elects to convert its notes in connection with such change or notice of redemption.

The 2018 Notes are senior unsecured obligations and will be effectively junior to any of our existing and future secured indebtedness, including our borrowings under our First Lien Credit Agreement (discussed below).

The Company determined that the embedded conversion option in the 2018 Notes is not required to be separately accounted for as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The 2018 Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and Other Options, which requires the Company to separate a liability component and an equity component from the proceeds received. The carrying amount of the liability component of $204.4 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated equity component. The fair value of the liability component was subtracted from the initial proceeds and the remaining amount of$47.8 million was recorded as the equity component. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life using the effective interest method.

Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the $258.8 million of principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes may be included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. As such, the 2018 Notes have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (approximately $35.00 per common share) of the 2018 Notes.

As of September 30, 2013, the carrying value of the debt and equity component was $205.6 million and $47.8 million, respectively. The unamortized debt discount of $53.2 million will be amortized over the remaining life of the 2018 Notes.

First Lien Credit Agreement

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

The repricing of the First Lien Term Loan and the payoff of the Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. In addition, the partial pay down of $208 million on the First Lien Term Loan, using proceeds from the August 2013 convertible debt issuance, was also accounted for as a debt extinguishment. As a result of the extinguishments, the Company recorded a $20.7 million loss from debt extinguishment from accelerating unamortized deferred financing fees and loan origination discounts during the nine months ended September 30, 2013 related to both instruments. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the First Lien Term Loan.

After considering the two debt transactions discussed above, the net reduction in the Company's outstanding long-term debt from principal payments totaled $53.3 million during the nine months ended September 30, 2013.

Outstanding long-term debt and the interest rates in effect at September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving Credit Facility maturing 2016, 3.43% at September 30, 2013, based on LIBOR plus 3.25%.	$—	$41,000
First Lien Term Loan due 2017, 4.50%, based on 1.00% LIBOR floor plus 3.50%, less unamortized discount of $869 at September 30, 2013, effective rate of 4.70%	387,981	621,784
Second Lien Term Loan, extinguished on March 6, 2013	—	30,011
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $53,167 at September 30, 2013, effective rate of 5.83%	205,583	—
Capital Lease Obligations	—	26
Total Outstanding Debt	593,564	692,821
Less: Current Portion of Long-Term Debt	(6,600)	(4,681)
Long-Term Portion	$586,964	$688,140

Debt discount and issuance costs

The Company recorded $1.6 million and $3.1 million of interest expense from amortizing debt issuance costs and discount costs during the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, $2.6 million and $9.4 million, respectively, was recorded.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2013 and reflected the estimate as current maturities, net of prepayments made through September 30, 2013. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. As of September 30, 2013, the Company has satisfied the excess cash flow payment requirements with the principal payments that have been made during the year. Total estimated principal payments due for the next five years are as follows:

Year 1	$6,600
Year 2	6,600
Year 3	6,600
Year 4	6,600
Year 5	621,200
Total principal payments	$647,600

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accruals carrying value approximates fair market value as of September 30, 2013 and December 31, 2012 due to the short maturity of these items. As of September 30, 2013, the fair value of the Company’s total long term debt was $685.8 million. As of December 31, 2012, the combined fair value of the Company's First Lien and Second Lien Term Loans was $657.2 million. The fair value of the First Lien Loan and the 2018 Notes, including the equity component, were calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of September 30, 2013 and December 31, 2012.

7. Income Taxes

The Company recognized an income tax expense of $1.2 million and an income tax benefit of $1.3 million during the three months ended September 30, 2013 and 2012, respectively. The Company recorded an income tax expense of $19.5 million and an income tax benefit of $12.0 million during the nine months ended September 30, 2013 and 2012, respectively, based upon its estimated annual effective tax rate. The Company's estimated annual effective tax rate for the three and nine months ended September 30, 2013 reflects an increase in our projected year-end valuation allowance related to our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

8. Stock-Based Compensation

Stock Options

Compensation costs related to the Company’s stock option plans were $2.6 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively. Compensation costs related to the Company's stock option plans were $7.3 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013 and 2012, 0.5 million and 0.1 million common shares were issued from options exercised, respectively. During the nine months ended September 30, 2013 and 2012, 1.3 million and 1.3 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended September 30, 2013 and 2012 was approximately $1.5 million and $1.1 million, respectively. Compensation expense related to restricted stock plans for the nine months ended September 30, 2013 and 2012 was approximately $7.0 million and $3.2 million, respectively. During the nine months ended September 30, 2013, approximately 0.3 million shares totaling approximately $6.0 million were withheld by the Company for minimum income tax withholding requirements. During the three months ended September 30, 2013 and 2012 there were no restricted common shares granted. During the nine months ended September 30, 2013 and 2012, 0.7 million and 0.4 million restricted common shares were granted, respectively.

9. Related Party Transactions

The Company outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $0.4 million and $0.3 million of expense for data center services during the three months ended September 30, 2013 and 2012, respectively. The Company incurred approximately $1.0 million and $0.6 million of expense for data center services during the nine months ended September 30, 2013 and 2012, respectively.

The Company incurred approximately $5.8 million and $18.0 million of expense for sales and marketing services provided by Red Ventures during the three and nine months ended September 30, 2012, respectively. Effective September 30, 2012, the Company elected to terminate its agreement with Red Ventures and transfer responsibility for Telesales operations from Red Ventures to Network Solutions. The Company incurred a transition buy-out fee of $1.5 million which was recorded as a restructuring charge in the Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2012. See Note 4, Restructuring Costs, for additional information on Red Ventures.

10. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.3 million in standby letters of credit as of September 30, 2013, $2.0 million of which was drawn against the Revolving Credit Facility.

The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with Web.com's customer and vendor contracts and employment related disputes. The Company believes that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at September 30, 2013.

11. Sale of Equity Method Investment
On May 31, 2012, the Company sold its interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. The Company acquired its 25.3% interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million during the nine months ended September 30, 2012. Approximately $0.4 million of additional proceeds that were held in escrow were released in June 2013 as the representations and warranties were satisfied. The additional gain of $0.4 million from the sale was recorded during the nine months ended September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” provisions created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We provide a full range of internet services to small businesses to help them compete and succeed online. Web.com is a global domain registrar and further meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products, eCommerce solutions and call center services. For more information about the company, please visit http://www.web.com. We do not incorporate information obtained on or accessible through, our website into this Quarterly Report on Form 10-Q and you should not consider it a part of this Quarterly Report on Form 10-Q.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $9.6 million and $18.4 million for the three months ended September 30, 2013 and 2012, and $33.1 million and $69.0 million for the nine months ended September 30, 2013 and 2012, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

We plan to continue to invest in sales and marketing to add new subscription customers, and increase sales of additional and new services and products to our existing customer base. We also plan to increase our investment in direct response television advertising to further increase revenue growth. As part of our stated objective to use our larger scale to increase brand awareness, we have invested a portion of our incremental marketing budget in branding activities such as the umbrella sponsorship of the newly re-named Web.com Tour and other sports marketing activities.

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

Results of Operations

Comparison of the results for the three months ended September 30, 2013 to the results for the three months ended September 30, 2012

The following table sets forth our key business metrics for the three months ended September 30,:

	Three months ended September 30,
	2013	2012
	(unaudited)
Net subscriber additions	32,010	17,871
Churn	1%	1%
Average revenue per user (monthly)	$14.33	$13.49

Net subscribers increased by 32,010 customers during the three months ended September 30, 2013, as compared to an increase of 17,871 during the three months ended September 30, 2012. Churn remained at a low level of 1% during the three months ended September 30, 2013. The increase in customers and the maintenance of our low churn level of 1% is primarily due to our increased marketing efforts in prior periods, as well as during the third quarter ended September 30, 2013.

The average revenue per user was $14.33 during the three months ended September 30, 2013, as compared to $13.49 during the same prior year period ended September 30, 2012. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended September 30,
	2013	2012
	(unaudited, in thousands)
Revenue:
Subscription	$122,507	$102,279
Professional services and other	2,690	3,474
Total revenue	$125,197	$105,753

Total revenue increased 18% to $125.2 million in the three months ended September 30, 2013 from $105.8 million in the three months ended September 30, 2012. Total revenue during the three months ended September 30, 2013 and 2012, includes the unfavorable impact of $9.6 million and $18.4 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $8.8 million during the three months ended September 30, 2013 compared to the same prior period. The remaining $10.6 million increase in revenue during the three months ended September 30, 2013 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily eWorks! XL, online marketing and search engine products and services, to new and existing customers, higher advertising revenue, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Subscription Revenue. Subscription revenue increased 20% during the three months ended September 30, 2013 to $122.5 million from $102.3 million during the three months ended September 30, 2012. The increase is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 23% to $2.7 million in the three months ended September 30, 2013 from $3.5 million in the three months ended September 30, 2012 due to a lower volume of custom website design revenue.

Cost of Revenue

	Three months ended September 30,
	2013	2012
	(unaudited, in thousands)
Cost of revenue	$42,692	$40,195

Cost of Revenue. Cost of revenue increased 6% or $2.5 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, which was proportionate to the increase in revenue after excluding the impact of the fair value adjustments to the acquired deferred revenue.

Our gross margin increased from 62% during the three months ended September 30, 2012 to 66% during the three months ended September 30, 2013. As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease over the course of 2013, we expect gross margins to improve. Excluding the $9.6 million and $18.4 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended September 30, 2013 and 2012, respectively, the gross margin was essentially flat at 68%.

Operating Expenses

	Three months ended September 30,
	2013	2012
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$36,386	$30,892
Research and development	8,184	7,883
General and administrative	13,139	11,417
Restructuring (benefit) expense	—	1,171
Depreciation and amortization	20,339	19,816
Total operating expenses	$78,048	$71,179

Sales and Marketing Expenses. Sales and marketing expenses increased 18% to $36.4 million and were 29% of total revenue during the three months ended September 30, 2013, up from $30.9 million, which was also 29% of revenue during the three months ended September 30, 2012. Included in the $5.5 million increase is approximately $4.3 million of additional investments in sales and marketing activities including corporate sponsorships, direct response television advertising, as well as a $1.0 million increase in salaries and benefits from additional sales and online marketing resources that have been added. We expect sales and marketing expenses to continue to increase in the quarters ahead as we invest in building our brand and acquiring customers that subscribe to higher revenue products.

Research and Development Expenses. Research and development expenses of $8.2 million, or 7% of total revenue, during the three months ended September 30, 2013 increased $0.3 million from $7.9 million, or 7% of total revenue during the three months ended September 30, 2012. The increase is primarily due to a $0.4 million decline in capitalized labor costs in connection with internally developed software.

General and Administrative Expenses. General and administrative expenses increased 15% to $13.1 million or 10% of total revenue, during the three months ended September 30, 2013, up from $11.4 million, and 11% of total revenue during the three months ended September 30, 2012. Overall, during the three months ended September 30, 2013, employee-related compensation and benefits expense increased approximately $0.8 million and professional fees were up $0.6 million. In addition the bad debt reserve increased $0.3 million during the three months ended September 30, 2013 due to the increase in outstanding accounts receivables, primarily driven from higher revenue.

Restructuring Charges. Restructuring charges decreased $1.2 million during the three months ended September 30, 2013 due to the absence of employee-related termination and lease restructuring expenses resulting from the 2011 acquisition of Network Solutions. See Note 4, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $20.3 million during the three months ended September 30, 2013 up from $19.8 million during the three months ended September 30, 2012. Amortization expense decreased by $0.4 million during the three months ended September 30, 2013, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $0.9 million primarily from internally developed software projects and data centers that were placed into service.

Interest Expense, net. Net interest expense totaled $8.1 million and $17.2 million for the three months ended September 30, 2013 and 2012, respectively. Included in the interest expense for the three months ended September 30, 2013 and 2012, respectively, is approximately $1.6 million and $3.1 million from amortizing deferred financing fees and loan origination discounts. The three months ended September 30, 2013 includes approximately $1.2 million of amortization from the debt discount resulting from the August 2013 convertible debt transaction. Overall, the amortization expense decreased as a result of accelerating remaining deferred financing fees and loan origination discounts in the November 2012 debt repricing and extinguishment. The remaining decrease in interest expense of $7.6 million during the third quarter ended September 30, 2013 is a result of lower interest rates experienced by the Company from debt repricings completed in November of 2012 and March of 2013, lower debt levels due to repayments made, and the lower interest rate on the August 2013 convertible debt.

Loss on Debt Extinguishment. The partial pay down of $208 million on the First Lien Term Loan, using proceeds from the August 2013 convertible debt issuance, was accounted for as a debt extinguishment in accordance with Accounting Standards Codification (“ASC”) 470, Debt. As a result of the extinguishment, we recorded a $1.1 million loss from accelerating unamortized deferred financing fees and loan origination discounts during the three months ended September 30, 2013.

Income Tax Expense. We recorded an income tax expense of $1.2 million and an income tax benefit of $1.3 million during the three months ended September 30, 2013 and 2012, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended September 30, 2013 reflects an increase in our projected year-end valuation allowance related to our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

Results of Operations

Comparison of the results for the nine months ended September 30, 2013 to the results for the nine months ended September 30, 2012

The following table sets forth our key business metrics for the nine months ended September 30,:

	Nine months ended September 30,
	2013	2012
	(unaudited, in thousands)
Net subscriber additions	79,119	33,532
Churn	1%	1%
Average revenue per user (monthly)	$14.10	$13.33

Net subscribers increased by 79,119 customers during the nine months ended September 30, 2013, as compared to an increase of 33,532 customers during the nine months ended September 30, 2012. Churn continued to remain at a low level of 1% during the nine months ended September 30, 2013. The increase in customers and the maintenance of our low churn level of 1% is primarily due to our increased marketing efforts in prior periods, as well as during the nine months ended September 30, 2013.

The average revenue per user was $14.10 during the nine months ended September 30, 2013, as compared to $13.33 during the same period ended September 30, 2012. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Nine months ended September 30,
	2013	2012
	(unaudited, in thousands)
Revenue:
Subscription	$353,474	$287,451
Professional services and other	7,717	8,762
Total revenue	$361,191	$296,213

Total revenue increased 22% to $361.2 million in the nine months ended September 30, 2013 from $296.2 million in the nine months ended September 30, 2012. Total revenue during the nine months ended September 30, 2013 and 2012, includes the unfavorable impact of $33.1 million and $69.0 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $35.9 million during the nine months ended September 30, 2013 compared to the same prior period. The remaining $29.1 million increase in revenue during the nine months ended September 30, 2013 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily eWorks! XL, online marketing and search engine products and services, to our existing customers, higher advertising revenue, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Subscription Revenue. Subscription revenue increased 23% during the nine months ended September 30, 2013 to $353.5 million from $287.5 million during the nine months ended September 30, 2012. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 12% to $7.7 million in the nine months ended September 30, 2013 from $8.8 million in the nine months ended September 30, 2012 due to a lower volume of custom website design revenue.

Cost of Revenue

	Nine months ended September 30,
	2013	2012
	(unaudited, in thousands)
Cost of revenue	$128,211	$118,603

Cost of Revenue. Cost of revenue increased 8% or $9.6 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, which was proportionate to the increase in revenue after excluding the adjustments to fair value acquired deferred revenue. Compensation and benefits increased $3.2 million, direct marketing costs increased $4.3 million and domain costs were up $2.3 million when compared to the same prior year period.

Our gross margin of 60% during the nine months ended September 30, 2012 increased to 65% during the nine months ended September 30, 2013. Excluding the $33.1 million and $69.0 million effect of the adjustment related to the fair value of acquired deferred revenue for the nine months ended September 30, 2013 and 2012, respectively, gross margin was approximately 67% and 68%, respectively.

Operating Expenses

	Nine months ended September 30,
	2013	2012
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$104,846	$86,775
Research and development	24,804	26,049
General and administrative	38,803	38,439
Restructuring charges	(32)	2,524
Depreciation and amortization	60,680	59,228
Total operating expenses	$229,101	$213,015

Sales and Marketing Expenses. Sales and marketing expenses increased 21% to $104.8 million and were 29% of total revenue during the nine months ended September 30, 2013, up from $86.8 million or 29% of revenue during the nine months ended September 30, 2012. The $18.1 million increase is primarily from our additional investments in sales and marketing activities including corporate sponsorships, direct response television advertising, as well as additional sales resources and online marketing expenditures. Included in the overall increase during the nine months ended September 30, 2013 is $14.7 million of sports, television and online marketing costs, including internal travel related expenses, and $2.6 million of additional compensation and benefits from increased sales resources.

Research and Development Expenses. Research and development expenses decreased 5% to $24.8 million, or 7% of total revenue, during the nine months ended September 30, 2013 down from $26.0 million, or 9% of total revenue during the nine months ended September 30, 2012. The decrease was driven by approximately $1.0 million of lower salary and compensation expense resulting from labor dollars being capitalized in connection with an increase of internally developed software projects during the nine months ended September 30, 2013 when compared to the same prior year period. In addition, overall headcount was lower during the nine months ended September 30, 2013 compared to the same prior year period ended, as the acquisition of Network Solutions had been fully integrated. Finally, software support and data center maintenance fees have decreased by $0.6 million during the nine months ended September 30, 2013, which was partially offset by an increase in facilities expense of $0.3 million.

General and Administrative Expenses. General and administrative expenses increased 1% to $38.8 million, or 11% of total revenue, during the nine months ended September 30, 2013, down from $38.4 million or 13% of total revenue during the nine months ended September 30, 2012. Overall, during the nine months ended September 30, 2013, the employee-related compensation and benefits expense decreased approximately $1.7 million and corporate development costs declined $0.7 million. These decreases were partially offset by an increase in legal, professional and software support fees totaling $1.4 million as well as a $0.8 million increase in bad debt expense driven from the increase in outstanding accounts receivables, primarily driven from higher revenue.

 Restructuring Charges. Restructuring charges decreased $2.6 million during the nine months ended September 30, 2013 as compared to the same prior year period due to the absence of employee-related termination and lease restructuring expenses resulting from the 2011 acquisition of Network Solutions. See Note 4, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $60.7 million during the nine months ended September 30, 2013 up from $59.2 million during the nine months ended September 30, 2012. Amortization expense decreased by $1.2 million during the nine months ended September 30, 2013, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $2.7 million primarily from internally developed software projects and data centers that were placed into service.

Interest Expense, net. Net interest expense totaled $26.4 million and $52.1 million for the nine months ended September 30, 2013 and 2012, respectively. Included in the interest expense for the nine months ended September 30, 2013 and 2012, respectively, is approximately $2.6 million and $9.4 million from amortizing deferred financing fees and loan origination discounts. The remaining decrease of $19.0 million during the nine months ended September 30, 2013 is driven from lower interest rates from debt repricings completed in November of 2012 and March of 2013, as well as from lower overall debt levels. In addition, we further reduced our interest rates from the convertible debt transaction that closed in August 2013. See Note 5 Long-term Debt, for additional information.

Gain on Sale of Equity Method Investment. On May 31, 2012, we sold our interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3% interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the nine months ended September 30, 2012. Approximately $0.4 million of additional proceeds that were held in escrow were released in June 2013 as the representations and warranties were satisfied. The additional gain of $0.4 million from the sale was recorded during the nine months ended September 30, 2013.

Loss on Debt Extinguishment. In March 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. The repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with Accounting Standards Codification (“ASC”) 470, Debt. In addition, the partial pay down of $208 million on the First Lien Term Loan, using proceeds from the August 2013 convertible debt issuance, was also accounted for as a debt extinguishment. As a result of the extinguishments, we recorded a $20.7 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the nine months ended September 30, 2013. Also included in the loss is $7.2 million of prepayment penalties that were paid in March 2013.

Income Tax Expense. We recorded an income tax expense of $19.5 million and an income tax benefit of $12.0 million during the nine months ended September 30, 2013 and 2012, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the nine months ended September 30, 2013 reflects an increase in our projected year-end valuation allowance related to our estimated pre-tax loss for 2013 and the increase in our non-reversing deferred tax liabilities.

Outlook.

We continue to believe that we have the potential for additional revenue growth as we increase our investments in sales and marketing and further execute our cross-sell/up-sell strategies. Our fully integrated operations allows us the opportunity to generate increased shareholder value from increased scale.  We expect to strengthen our operating cash flows with lower interest rates as a result of the March 2013 repricing of our First Lien Term Loan and from the August 2013 convertible debt issuance. We plan to use additional cash flows to pay down debt and fund incremental marketing investments.  We expect to increase ARPU through our cross-sell/up-sell activities.  As the impact of the fair market value adjustment to deferred revenue acquired in the Networks Solutions and Register.com LP transactions continues to decrease over the course of 2013, we expect gross margins to continue to improve.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, (in thousands):

	Nine months ended September 30,
	2013	2012
	(unaudited)
Net Cash Provided by Operating Activities	$66,897	$51,346
Net Cash Used in Investing Activities	(11,251)	(11,793)
Net Cash Used in Financing Activities	(60,467)	(41,430)
Decrease in Cash and Cash Equivalents	$(4,821)	$(1,877)

Cash Flows
As of September 30, 2013, we had $10.4 million of cash and cash equivalents and $123.2 million in negative working capital, as compared to $15.2 million of cash and cash equivalents and $113.5 million in negative working capital as of December 31, 2012. The unfavorable change in working capital is primarily due to a $16.7 million increase in current deferred revenue, which is primarily from amortizing into revenue, deferred revenue that was written down for purchase accounting from the acquisitions of Network Solutions and Register.com LP and replacing with deferred revenue that is reflected at full contract value. The current portion of long term debt at September 30, 2013 decreased by $1.9 million when compared to December 31, 2012. Accrued compensation and benefits also declined by $6.2 million due primarily to year-end bonus payments being made in first quarter of 2013. The majority of the negative working capital is due to significant balances of deferred revenue, deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the nine months ended September 30, 2013 increased $15.6 million from the nine months ended September 30, 2012 primarily due to improvements in operating income and working capital requirements during the nine months ended September 30, 2013, but partially offset by the $7.2 million prepayment penalty that was paid in connection with the March 2013 debt repricing.

Net cash used in investing activities in the nine months ended September 30, 2013 was $11.3 million, as compared to $11.8 million in the nine months ended September 30, 2012. Capital expenditures during the first nine months of 2013 decreased by $7.4 million to $11.6 million. The nine months ended September 30, 2013 and 2012 both primarily included costs incurred from building out two centralized data centers that were completed and put into service in the first quarter of 2013, as well as increased efforts to improve internally developed software and websites. In May 2012, proceeds of $7.2 million were received from the sale of an investment that was accounted for under the equity method. An additional $0.4 million of proceeds that were held in escrow from the sale were received in June 2013.

Net cash used in financing activities of $60.5 million included a $1.6 million payment for loan origination discounts related to the March 2013 repricing of the First Lien Term Loan and a $6.5 million payment for origination discounts from the August 2013 convertible debt issuance. In addition, principal payments of $53.3 million were made during the nine months ended September 30, 2013. Also included was $2.9 million of payments for debt issuance fees related to the March and August 2013 debt transactions. Proceeds received from the exercise of stock options increased from $4.6 million to $9.9 million in the nine months ended September 30, 2013 when compared to the same prior year period. Approximately $6.0 million and $3.5 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2012, payments of $42.5 million reduced the long-term debt balances.

Convertible Debt
During the third quarter of 2013, we issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. Net proceeds of $252.3 million were received from the issuance of the 2018 Notes, which are net of $6.5 million of original issuance discount and $0.5 million of debt issuance costs.

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

Outstanding debt as of September 30, 2013 for purposes of the First Lien Net Leverage Ratio is approximately $378.5 million. The covenant calculation as of September 30, 2013 on a trailing 12-month basis is as follows:

Covenant Description	Covenant Requirement as of September 30, 2013	Ratio at September 30, 2013	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 5.25	2.56	2.69

In addition to the financial covenant listed above, the First Lien Credit Agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

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

Relative to each of the non-GAAP measures Web.com presents, management further sets forth its rationale as follows:

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

•
Non-GAAP Net Income and Non-GAAP Net Income Per Diluted Share. We excluded from non-GAAP net income and non-GAAP net income per diluted share, amortization of intangibles, non-cash income tax, fair value adjustment to deferred revenue and deferred expense, restructuring charges, corporate development expenses, amortization of deferred financing fees, stock-based compensation, loss on debt extinguishment, gains or losses from asset sales and includes cash income tax expense, because we believe that excluding such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA. We exclude from Adjusted EBITDA, depreciation expense, amortization of intangibles, non-cash income tax, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, gains or losses from asset sales, corporate development expenses, and restructuring charges, because we believe that excluding such items helps management and investors better understand our operating activities.

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

•
Depreciation expense. We record depreciation expense associated with fixed assets. Although the fixed assets generate revenue for Web.com, the item is excluded because the Company believes the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company's operational performance. In addition, excluding this item from certain non-GAAP measures facilitates management's internal comparisons to our historical operating results and comparisons to the Company's competitors' operating results.

•
Amortization of debt discounts and fees. We incur amortization expense related to debt discounts and deferred financing fees. The difference between the effective interest expense and the coupon interest expense (i.e. debt discount), as well as, amortized deferred financing fees are excluded because the non-GAAP measures excluding these items provide meaningful supplemental information regarding our operational performance. In addition, excluding this item from various non-GAAP measures facilitates management's internal comparisons to our historical operating results and comparisons to competitors' operating results.

•
Restructuring charges. We have recorded restructuring charges and exclude the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Income tax. Due to the magnitude of our historical net operating losses and related deferred tax asset, we exclude income tax from its non-GAAP measures primarily because it is not indicative of the cash tax paid by us and therefore is not reflective of ongoing operating results. We believe that excluding this item provides meaningful supplemental information regarding our operational performance and facilitates management's internal comparisons to our historical operating results and comparisons to competitors' operating results. We include the actual cash tax that we expect to pay for operations during the periods presented.

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

•
Gains or losses from asset sales and certain other transactions. We exclude the impact of asset sales and certain other transactions including debt extinguishments and the sale of equity method investments from our non-GAAP measures because the impact of these items are not considered part of our ongoing operations.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$125,197	$105,753	$361,191	$296,213
Fair value adjustment to deferred revenue	9,590	18,408	33,079	69,014
Non-GAAP revenue	$134,787	$124,161	$394,270	$365,227

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(5,988)	$(21,502)	$(62,235)	$(70,339)
Amortization of intangibles	17,209	17,588	51,715	52,953
Loss on sale of assets	55	—	135	402
Stock based compensation	4,055	3,112	14,325	8,850
Income tax expense (benefit)	1,170	(1,285)	19,480	(12,031)
Restructuring expense (benefit)	—	1,171	(32)	2,524
Corporate development	—	16	—	660
Amortization of debt discounts and fees	1,623	3,071	2,646	9,370
Cash income tax benefit (expense)	122	(335)	(357)	(1,033)
Fair value adjustment to deferred revenue	9,590	18,408	33,079	69,014
Fair value adjustment to deferred expense	367	552	1,228	1,880
Loss on debt extinguishment	1,138	—	20,663	—
Gain on sale of equity method investment	—	—	(385)	(5,156)
Non-GAAP net income	$29,341	$20,796	$80,262	$57,094

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted shares:	2013	2012	2013	2012
Basic weighted average common shares	49,243	47,307	48,670	46,834
Diluted stock options	3,502	2,339	2,843	2,249
Diluted restricted stock	810	1,155	763	1,152
Total diluted weighted average common shares	53,555	50,801	52,276	50,235

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted GAAP net loss per share	$(0.12)	$(0.45)	$(1.28)	$(1.50)
Diluted equity	0.01	0.03	0.09	0.10
Amortization of intangibles	0.32	0.35	1.01	1.05
Loss on sale of assets	—	—	—	0.01
Stock based compensation	0.08	0.06	0.27	0.18
Income tax expense (benefit)	0.02	(0.03)	0.37	(0.24)
Restructuring expense (benefit)	—	0.02	—	0.05
Corporate development	—	—	—	0.01
Amortization of debt discounts and fees	0.03	0.06	0.05	0.19
Cash income tax benefit (expense)	—	(0.01)	(0.01)	(0.02)
Fair value adjustment to deferred revenue	0.18	0.37	0.63	1.37
Fair value adjustment to deferred expense	0.01	0.01	0.02	0.04
Loss on debt extinguishment	0.02	—	0.40	—
Gain on sale of equity method investment	—	—	(0.01)	(0.10)

Diluted Non-GAAP net income per share	$0.55	$0.41	$1.54	$1.14

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
GAAP operating income (loss)	$4,457	$(5,621)	$3,879	$(35,405)
Amortization of intangibles	17,209	17,588	51,715	52,953
Loss on sale of assets	55	—	135	402
Stock based compensation	4,055	3,112	14,325	8,850
Restructuring expense (benefit)	—	1,171	(32)	2,524
Corporate development	—	16	—	660
Fair value adjustment to deferred revenue	9,590	18,408	33,079	69,014
Fair value adjustment to deferred expense	367	552	1,228	1,880
Non-GAAP operating income	$35,733	$35,226	$104,329	$100,878

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	4%	(5)%	1%	(12)%
Amortization of intangibles	12	12	12	13
Loss on sale of assets	—	—	—	—
Stock based compensation	3	3	4	2
Restructuring expense (benefit)	—	1	—	1
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	8	17	9	23
Fair value adjustment to deferred expense	—	—	—	1
Non-GAAP operating margin	27%	28%	26%	28%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating income (loss)	$4,457	$(5,621)	$3,879	$(35,405)
Depreciation and amortization	20,339	19,816	60,680	59,228
Loss on sale of assets	55	—	135	402
Stock based compensation	4,055	3,112	14,325	8,850
Restructuring expense (benefit)	—	1,171	(32)	2,524
Corporate development	—	16	—	660
Fair value adjustment to deferred revenue	9,590	18,408	33,079	69,014
Fair value adjustment to deferred expense	367	552	1,228	1,880
Adjusted EBITDA	$38,863	$37,454	$113,294	$107,153

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $10.4 million and $15.2 million at September 30, 2013 and December 31, 2012, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of September 30, 2013, we have $647.6 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $388.9 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 3.50% on the First Lien Credit Agreement, which is subject to a 1.0% LIBOR floor. The interest rate of our Revolving Credit Facility is 1-month LIBOR plus 3.25%. Since the First Lien Credit Agreement is subject to a LIBOR floor of 1.0%, a 10% increase or decrease in LIBOR would not impact our interest expense on those loans during the nine months ended September 30, 2013. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $0.5 million during the nine months ended September 30, 2013, assuming the principal balances remain unchanged.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

 Item 1. Legal Proceedings.

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment-related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible or estimable at September 30, 2013.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 6, 2013, are set forth below and are unchanged substantively at September 30, 2013, other than those designated by an asterisk “*”.

* In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of September 30, 2013, we had $388.9 million of outstanding long-term debt, and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). Included Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
*We were not profitable for the three or nine months ended September 30, 2013 or for the years ended December 31, 2012, 2011 and 2010 and we may not become or stay profitable in the future.
We were not profitable for the three or nine months ended September 30, 2013 or for the years ended December 31, 2012, 2011 and 2010, and may not be profitable in future years. As of September 30, 2013, we had an accumulated deficit of approximately $354.7 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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

* Changes in legislation or governmental regulations, policies or standards applicable to our product offerings may have a significant impact on our ability to compete in our target markets.

The telecommunications industry is regulated by the Federal Communications Commission ('FCC") in the U.S. While most such regulations do not affect us directly, certain of those regulations may affect our product offerings. For example, effective October 16, 2013, new FCC rules require companies to obtain prior express written consent from consumers before calling them with prerecorded telemarketing "robocalls" or before using an autodialer to call their wireless numbers with telemarketing messages unless unambiguous written consent is obtained before the telemarketing call or text message. If we are unable to satisfy such FCC rules, we could be prevented from providing such product offering to our customers, which could materially and adversely affect our future revenues.

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

* The accounting method for convertible debt securities that may be settled in cash, such as the 2018 Notes, could have a material effect on our reported financial results.
Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2018 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2018 Notes is that the equity component is required to be included in the additional paid-in-capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2018 Notes. As a result, we will be required to record a greater amount of non-cash interest expense from the amortization of the discounted carrying value of the 2018 Notes to their face amount over the term of the 2018 Notes. We will also report lower net income or increased net loss in our financial results, the trading price of our common, and the trading price of the 2018 Notes.
In addition, under certain circumstances, convertible debt instruments (such as the 2018 Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares that would be issuable upon conversion of the 2018 Notes are not included in the calculation of diluted earnings per share except to the extent the conversion value of the 2018 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit our use the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2018 Notes, then our diluted earnings per share may be adversely affected.

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

As of the date of this report, we are not aware of any activity, transaction or dealing by us or any of our affiliates during the three months ended September 30, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act, except as set forth below, which involves Network Solutions, LLC (“NetSol”), a subsidiary which Web.com Group acquired on October 27, 2011. The following disclosure is made pursuant to Section 13(r) of the Exchange Act.

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

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
10.1	Amendment to Employment Arrangement with Jason T. Teichman, Chief Operating Officer. (6)(7)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (8)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL information is being furnished with this Form 10-Q, not filed
________________________

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated by reference.

(6)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(7)	Management contract or compensatory plan or arrangement.

(8)
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

Web.com Group, Inc.
(Registrant)

November 6, 2013	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
10.1	Amendment to Employment Arrangement with Jason T. Teichman, Chief Operating Officer. (6)(7)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (8)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated by reference.

(6)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(7)	Management contract or compensatory plan or arrangement.

(8)
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