Form 10-K
period 2013-12-31
WEB.COM GROUP, INC.
filed 2014-02-28
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Common Stock, $0.001 par value
(Title of class)
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   Yes    ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $968,810,368 as of June 30, 2013, based on the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.
Common Stock, par value $0.001 per share, outstanding as of February 24, 2014: 51,327,855

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III of this Form 10-K.

PART I

Forward-Looking Statements

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

Item 1. Business.
Web.com Group, Inc. (referred to as "we", “the Company”, “Web.com Group, Inc.” or “Web.com” herein) provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. Headquartered in Jacksonville, Florida, Web.com is a publicly traded company (NASDAQ: WWWW) serving approximately 3.1 million customers, primarily in North America, with approximately 2,000 employees in 16 locations in North America, South America and the United Kingdom.
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
Market Opportunity
According to the U.S. Census Bureau, there are more than 27 million small businesses in the United States with fewer than 500 employees. Our focus is to help small businesses succeed online. Small business owners, including sole proprietors, have limited support staff and must devote most of their time to running the daily operations of their businesses. They often have limited knowledge of how to build a web presence and limited time to acquire the skills to do so. At the same time, there is growing acceptance among these small business owners that an effective Internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels.

What We Do
Using a consultative approach, Web.com offers small businesses one-stop shopping for an array of effective, affordable online products and services that will help drive their businesses. We have positioned ourselves as a partner to small businesses across all phases of their adoption of Internet marketing, from their initial entry onto the web to their use of cutting-edge innovations as they emerge. As a global domain registrar, we enable small businesses to establish an online presence by buying a domain name. This basic service is the entry point to greater value-added offerings, which span the range of customer budgets and expertise, from inexpensive Do-It-Yourself websites and e-mail hosting for the technically-savvy to Do-It-For-Me custom website design services, online marketing, social media and eCommerce solutions for those needing full service. We are the technology enabler between small businesses and Internet innovators such as Google, Facebook and Twitter, allowing the small business customer to take advantage of today’s online and social media outreach.
Through the combination of proprietary software, automated workflow processes, and specialized workforce development and management techniques, Web.com achieves production efficiencies that enable us to offer sophisticated web services at affordable, monthly subscription rates.
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
As our customers demand more advanced products and consultative services, they move from low-priced domain registrations towards high-priced, value-added offerings. These Do-It-For-Me offerings have relatively high barriers to entry, as they require sophisticated technological and business-process expertise. We are unique in having deployed our feature-rich Do-It-For-Me offerings at an unrivaled scale.
Domain Name Registration and Services
We have become one of the largest domain name registrars in the world and offer .com and .net domains as well as the latest top-level domains, such as .co, .org and .info. We also offer a full suite of domain name services, including domain name registration, transfers, renewals, expiration protection and privacy services. Domain name customers have a highly proprietary need to maintain their distinct Internet address, and our goal is to continue to be their resource for maintaining and extending their registration. Furthermore, these customers represent prime opportunities for more domain name sales, particularly as additional top-level domain names become available. Since online activity typically starts with a domain name, we anticipate continuing to be a market leader in selling and servicing these accounts.
Do-It-For-Me Web Solutions
We have created these services to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing an Internet presence to ultimately drive leads to the small business owner. Since access to these services is through an affordable monthly subscription, these proprietors can have an effective online presence with a minimum outlay of resources. We bundle the most needed products in an efficient manner so the small business owner can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com. Some of our Do-It-For-Me solutions include:

•	Custom Website. A custom website with built in marketing, analytics and hosting capacities.

•	Ignite. Enables websites to be promoted in dozens of major directories.

•	Facebook Boost by Web.com. Design or update the Business Profile page on Facebook and includes monthly advertising and postings.

•	eCommerce. We design, setup and configure the online store and shopping cart.
Do-It-Yourself Web Solutions
We offer a variety of Do-It-Yourself ("DIY") website building and marketing solutions for small businesses that want to build their own websites or enhance their websites with online marketing. These solutions include hosting services, an easy-to-use web building tool, online marketing options and eCommerce capabilities.  Our DIY services include:

•
Hosting services. We offer core products that are standardized, scalable managed hosting services that place numerous customers on a single shared server, a cost benefit that is passed along to the customer. Starter packages are designed for websites with relatively low volumes of traffic and allow our customers to establish an online presence at minimal cost.

•
Website Builder. Our Website Builder package is an easy-to-use website building tool which includes thousands of starter templates so users can customize their design.  Our builder is designed to enable customers to publish their website within minutes.

•
Do-It-Yourself eCommerce Solutions. We provide a proprietary, professional eCommerce tool that can help businesses begin to sell from their website. Our shopping cart system supplies all of the tools necessary to create and operate an online store, including built-in e-mail marketing tools, a marketing module, customizable templates and design capabilities, all fully compliant with the Visa Card Information Security Program ("CISP") and Visa International's Payment Card Industry Data Standards ("PCI").

•
E-mail Services. We offer e-mail products with features our customers need: e-mail accounts, storage, spam and virus protection, webmail and even document sharing. The added benefit to the customer is that their e-mail address will match their domain names giving them instant credibility.

Online Marketing Services
Business success on the Internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like Google TM , Yahoo! and Bing, and we have expertise and experience providing pay-per-click advertising as well. Our online marketing proficiency has been recognized by our selection as a Google AdWords Premier small business Partner and as a Yahoo! Local Ambassador. Some of our online marketing products include:

•
Search Engine Optimization (SEO). Our SEO products and services are designed to help improve organic search engine rankings and to increase qualified traffic and lead generation. We offer keyword research based on industry and competitor specifics, directory submissions, blogging campaigns and link building. Advanced website analytics accompany these products so customers can track their success.

•
Search Engine Marketing. We offer local and national search engine marketing services, sometimes known as pay-per-click advertising, where we manage an advertising budget for our customers on Google Ad Words or Bing Ad Center.

•
Leads by Web. Leads by Web researches relevant keywords in the customer’s industry to create ads designed to bring traffic to the website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up.

•
Renovation Experts. We offer a premium lead generation service specific to contractors, homebuilders and remodeling professionals. We provide a competitive marketplace that matches homeowners in need of remodeling services with qualified contractors in their local area. Through a subscription-based membership model and per-lead acquisitions, contractors purchase these leads, giving them an opportunity to bid on the homeowner’s project.

Other Revenue

•
Monetization. Domain names are digital assets with a lifecycle that can be managed to generate advertising cash flow and resale revenue for Web.com. We strive to maximize revenue from domains that are newly registered, purchased from third parties, canceled, expired or retained for our in-house portfolio of domain names.

•
Advertising. Web.com offers online advertising opportunities for companies focused on small businesses to be featured on our websites. Since our customers return to our website repeatedly to access their account, seek new products and improve their online knowledge via our learning center, we are in an excellent position to provide targeted display advertising, newsletter advertising, and partner sponsorships.

Sales Channels
The sales organization for our web services and products comprises several distinct sales channels, including:
Online.   We promote our services through the Web.com, Network Solutions.com, Register.com, Leads.com, Leads by Web.com, RenovationExperts.com, 1ShoppingCart.com, SolidCactus.com, Submitawebsite.com and LogoYes.com websites. To drive prospects to these sites, we engage in online marketing and advertising campaigns, and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including the company’s products on their websites and by including services in their ongoing marketing and promotional efforts with their customers.

Outbound and Inbound Telesales.   We utilize our telesales organization to cross-sell and up-sell our full product offerings to our entire customer base. In addition, we target customer lists provided by companies with which we have strategic marketing relationships. Our sales staff believes that the relationships our customers have with their strategic partners enhances the ability to reach a decision maker, make a presentation, have our offer considered, and close the sale during the initial call. In addition, we maintain a separate team of sales specialists specifically focused on responding to inbound inquiries generated by programs initiated by the company and its strategic marketing partners through a mix of e-mail, direct mail, website, direct response television (DRTV) and other marketing efforts to help promote services to prospective customers.
Direct Response Television and Radio.   We have expanded our efforts of promoting Do-It-For-Me products through television and radio advertising campaigns. In addition to legacy ads supporting our Custom Website and Facebook TM Boost by Web.com solutions, we have branded DRTV spots, which describe us and feature real customers who have derived significant business value from our solutions.
Local Direct Sales. We have a direct sales “Feet on the Street” initiative in 16 geographic markets throughout the United States; and expects to add 8 additional markets in 2014. At present, the primary solution sold through this channel is Leads by Web. We expect to offer additional solutions through this channel later in 2014.
Branding.   In 2012, we entered a 10-year agreement to become the umbrella sponsor of the renamed Web.com Tour (formerly the Nationwide Tour), and an official marketing partner of the PGA TOUR. As a sponsor, our brand name has gained heightened visibility, and we believe this relationship will help us reach our target market of small business owners. In addition, in many Web.com Tour and PGA TOUR markets we host free, small educational seminars designed to help small businesses learn how to be successful on the Internet, as part of an initiative to bring additional benefit to communities where events are held, which in turn helps reach more of our target market. In February 2013, we entered into an agreement with PGA TOUR professional Jim Furyk to become the Company’s official golf ambassador, with the objective of gaining wider awareness of Web.com and the Web.com Tour. The agreement continues through the 2016 season.
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
Marketing
Our marketing activities are principally focused on acquiring new subscribers and promoting additional products and services to our existing customers. Our marketing activities include:

•	Websites: Web.com, NetworkSolutions.com, Register.com, Leads.com, Leads by Web.com, 1ShoppingCart.com, RenovationExperts.com, SolidCactus.com, LogoYes.com, and Submitawebsite.com;
•DRTV and radio advertising;
•Search engine and other online advertising;
•Targeted e-mail and direct response campaigns to prospects and customers;
•Affiliate programs; and
•Sponsorships.

Customers
As of December 31, 2013, we had approximately 3.1 million customers. We generally target small businesses with less than 20 employees. We seek to create long-term relationships with these businesses by helping them leverage the Internet as a channel to promote and grow their business.
Data Security
We maintain major operational facilities in Jacksonville, Florida; Atlanta, Georgia; Herndon, Virginia; Spokane, Washington; Hazleton, Pennsylvania; Barrie, Ontario; and Yarmouth, Nova Scotia for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC) staffed 24 hours a day, seven days a week. The servers that provide our customers’ website data to the Internet are located within third-party co-location facilities located in Jacksonville, Florida; Atlanta, Georgia; and Sterling, Virginia. These co-location facilities have a secured network infrastructure including intrusion detection at the router level, full network traffic monitoring, data collection and event reporting. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities also provide multiple Internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facilities is provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities.
Customer data is redundant through the use of multiple application and web servers. Customer data is backed up to other disk arrays with fail-over to help ensure high availability. Customer data is also maintained at our national design center and can be republished from archival data at any time. Currently, this process could take approximately 24 hours. Our financial system reporting also uses redundant systems and can be reconstituted in approximately 12 hours. Our customer data is stored on systems that are compliant and certified to meet CISP and PCI security standards. Furthermore, we have a highly available redundant infrastructure, which provides disaster recovery backup to prevent a disruption to our customers.
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
Third-Party Providers
We offer some of our services to our customers through third-party vendors, which enable us to expand our services and create additional revenue opportunities. If any of these relationships terminate, we may need to seek an alternative provider of services or develop the covered services independently.
Competition
The market for web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, website designers, domain name registrars, Internet service providers, Internet search engine providers, local business directory providers, eCommerce service providers, lead generation companies and hosting companies. Among the large number of companies we compete with are: 1&1 Internet, Endurance International Group, GoDaddy, ReachLocal, Inc. and Wix.com, Ltd. Some of our competitors may have greater resources, more brand recognition, and larger installed bases of customers than we do, and we cannot ensure that we will be able to compete favorably against them or our other competitors.
We believe the principal competitive factors in the small business segment of the web services and online marketing and lead generation industry include:

•	Value, breadth and flexibility of service offerings;

•	Proprietary workflow processes and customer relationship management software;

•	Brand name and reputation;

•	Price;

•	Quality of customer support;

•	Speed of customer service;

•	Ease of implementation, use and maintenance; and

•	Industry expertise and focus.

Intellectual Property
Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2013, we owned 33 issued U.S. patents. We also have several additional patent applications pending but not yet issued.

Due to the rapidly changing nature of applicable technologies, we believe that the improvement of existing offerings, reliance upon trade secrets and unpatented proprietary know-how, and development of new offerings generally will continue to be our principal source of proprietary protection. While we have hired third-party contractors to help develop our software and design websites, we own the intellectual property created by these contractors. Our software is not substantially dependent on any third-party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code is material to our business.
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
We have entered into confidentiality and other agreements with our employees and contractors. We have also entered into nondisclosure agreements with suppliers, distributors and some customers to limit access to and disclosure of our proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps we have taken to protect our intellectual property can ensure that others will not use our technology or that others will not develop similar technologies.
We license or lease from others, many technologies used in our services. We expect that we and our customers could be subject to third-party infringement claims as the number of websites and third-party service providers for web-based businesses grows. Although we do not believe that our technologies or services infringe on the proprietary rights of any third parties, we cannot ensure that third parties will not assert claims against us in the future or that these claims will not be successful.
Employees
As of December 31, 2013, we had approximately 2,000 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Corporate Information
Web.com Group, Inc. was incorporated under the General Corporation Law of the State of Delaware on March 2, 1999 as Website Pros, Inc. Our principal offices are located at 12808 Gran Bay Parkway West, Jacksonville, Florida 32258. Our telephone number is (904) 680-6600. Our website is located at www.web.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.
We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission ("SEC").
You may read and copy this Form 10-K at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.
Item 1A. Risk Factors.
In evaluating Web.com and our business, you should carefully consider the risks and uncertainties set forth below, together with all of the other information in this report. The following risks should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

As of December 31, 2013, we had $355.9 million aggregate principal amount of our First Lien Term Loan (defined below in the Long-term Debt section) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
We have had past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.  Our servers are also frequently subjected to denial of service attacks and other attempts to disrupt traffic to ours an our customers' websites. Although we have been able to minimize these disruptions in the past, there is no guarantee that we will be able to do so successfully in the future. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by us, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and services and increase our costs.
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
Our success depends on a significant number of small businesses outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our web services and products is relatively fragmented and constantly changing. Custom website development has been the predominant method of Internet enablement, and small businesses may be slow to adopt our template-based web services and products. Further, if small businesses determine that having an online presence is not giving their businesses an advantage, they would be less likely to purchase our web services and products. If the market for our web services and products fails to grow or grows more slowly than we currently anticipate, or if our web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.
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
We were not profitable for the year ended December 31, 2013 or for the years ended December 31, 2012 and 2011 and we may not become or stay profitable in the future.
We were not profitable for the year ended December 31, 2013 or for the years ended December 31, 2012 and 2011, and may not be profitable in future years. As of December 31, 2013, we had an accumulated deficit of approximately $358.1 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
Our existing and target customers are small businesses. These businesses may be more likely to be significantly affected by economic downturns than larger, more established businesses. For instance, a financial crisis affecting the banking system or financial markets or the possibility that financial institutions may consolidate or go out of business would result in a tightening in the credit markets, which could limit our customers' access to credit. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our web services and products. If small businesses experience economic hardship, or if they behave more conservatively in light of the general economic environment, they may be unwilling or unable to expend resources to develop their online presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.
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
The Company's ability to use its net operating loss carry forwards ("NOLs") to offset future taxable income for U.S. federal income tax purposes may be limited if taxable income does not reach a sufficient level, or as a result of a change in control which could limit available NOLs.
As of December 31, 2013, the Company has Federal NOLs of approximately $284.2 million (excluding $50.7 million related to excess tax benefits for stock-based compensation tax deductions in excess of book compensation which will be credited to additional paid-in capital when such deductions reduce taxes payable, as determined on a “with-and-without” basis) available to offset future taxable income which expire between 2020 and 2033. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company estimates that at least $230.6 million of the NOLs will be available during the carry forward period based on our existing Section 382 limitations. As of December 31, 2013, our valuation allowance includes $158.3 million of these NOLs as it is not more likely than not that this portion of the NOLs will be realized based on the expected reversals of our existing deferred tax liabilities and current Section 382 limits.
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

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our internal control over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2014 will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex as we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Select Market, either of which would harm our stock price.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
 The Company owns a 32,780 square foot building in Spokane, Washington, in which a web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	43,874	December 2020
Sales and customer support operations center	Hazleton, PA	39,429	January 2018
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Jacksonville, FL	19,456	July 2019
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Technology administrative center	Atlanta, GA	10,235	December 2015
Technology administrative center	Buenos Aires, Argentina	10,000	December 2014
eCommerce operations center	Barrie, Ontario, Canada	5,774	May 2015
Technology data center	Atlanta, GA	4,000	May 2022

Item 3. Legal Proceedings.
The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts, intellectual property and employment-related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible or estimable at December 31, 2013.
Item 4. Mine Safety Disclosures.
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

	2013		2012
	High	Low	High	Low
First Quarter	$18.47	14.92	$15.49	$10.59
Second Quarter	$26.04	15.87	$18.85	$12.86
Third Quarter	$32.71	24.82	$19.27	$15.40
Fourth Quarter	$33.70	25.21	$18.41	$13.58

The closing price for our common stock as reported by the NASDAQ Global Select Market on February 24, 2014 was $36.42 per common share. As of February 24, 2014, there were 657 stockholders of record of our common stock, not including those shares held in street or nominee name.
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
Issuer Purchases of Equity Securities
The Company did not repurchase any outstanding common shares during the year ended December 31, 2013.
Stock Performance Graph.
The following graph shows the total stockholder return as of the dates indicated of an investment of $100 in cash on December 31, 2008 for (i) the Company's common stock, (ii) the NASDAQ Composite Index (iii) the RDG Internet Composite Index, (iv) the Company's Old Peer Group and (v) the Company's Peer Group. The component companies of the Peer Group are as follows: Digital River Inc., Earthlink Holdings Corp., Monster Worldwide Inc., Quinstreet Inc., Rackspace Hosting Inc., Realnetworks Inc., United Online Inc., Verisign Inc., Vistaprint NV, and Webmd Health Corp. All values assume reinvestment of the full amount of any dividends, however, no dividends have been declared on our common stock to date. The stock price performance on the graph below is not necessarily indicative of future performance.

Item 6. Selected Financial Data.
	Year Ended December 31,
	2013 (1,3,4)	2012 (1,3,4)	2011 (2,3,4)	2010 (2,3,4)	2009
	(in thousands, except per share data)
Consolidated Statement of Comprehensive Income:
Revenue	$492,315	$407,646	$199,205	$120,289	$106,489
Income (loss) from operations	$10,241	$(36,010)	$(40,767)	$(14,536)	$(93)
Net (loss) income from continuing operations	$(65,664)	$(122,217)	$(12,509)	$(6,648)	$1,569
Income from discontinued operations	$—	$—	$200	$116	$1,040
Net (loss) income	$(65,664)	$(122,217)	$(12,309)	$(6,532)	$2,609
Basic net (loss) income from continuing operations per common share	$(1.34)	$(2.61)	$(0.41)	$(0.26)	$0.06
Basic net income from discontinued operations per common share	$—	$—	$0.01	$—	$0.04
Basic net (loss) income per common share	$(1.34)	$(2.61)	$(0.40)	$(0.26)	$0.10
Diluted net (loss) income from continuing operations per common share	$(1.34)	$(2.61)	$(0.41)	$(0.26)	$0.06
Diluted net income from discontinued operations per common share	$—	$—	$0.01	$—	$0.04
Diluted net (loss) income per common share	$(1.34)	$(2.61)	$(0.40)	$(0.26)	$0.10
Basic weighted average common shares outstanding	48,947	46,892	30,675	25,515	25,312
Diluted weighted average common shares outstanding	48,947	46,892	30,675	25,515	26,985

	As of December 31,
	2013 (1,3,4)	2012 (1,3,4)	2011 (2,3,4)	2010 (2,3,4)	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,806	$15,181	$13,364	$16,307	$39,427
Working (deficiency) capital (4)	$(118,872)	$(113,544)	$(78,843)	$(22,133)	$32,171
Total assets	$1,277,759	$1,327,979	$1,399,480	$299,489	$122,885
Long-term debt	$556,506	$688,140	$714,703	$93,623	$198
Accumulated deficit	$(358,127)	$(292,463)	$(170,246)	$(157,937)	$(151,405)
Total stockholders' equity	$170,045	$161,613	$271,756	$103,607	$103,696

1.
The Consolidated Statement of Comprehensive Loss includes a $20.7 million and $42.0 million loss from extinguishing long-term debt during the year ended December 31, 2013 and 2012, respectively. In addition, a $0.4 million and $5.2 million gain from the sale of an equity method investment was also recorded during the years ended December 31, 2013 and 2012, respectively. See Note 4, Long-Term Debt and Note 9, Sale of Equity Method Investment, for more information on both of these transactions.

2.
The 2011 Consolidated Statement of Comprehensive Loss and Consolidated Balance Sheet data above includes the acquisition of Network Solutions from October 28, 2011 through December 31, 2011 and as of December 31, 2011, respectively. In addition, the 2010 Consolidated Statement of Comprehensive Loss and Consolidated Balance Sheet data above includes the acquisition of Register.com LP from July 30, 2010 through December 31, 2010 and as of December 31, 2010, respectively. For information on the unaudited pro forma combined condensed statement of operations for the year ended December 31, 2011, see Note 5, Business Combinations.

3.
Included in the net loss for the year ended December 31, 2013 is income tax expense of $21.3 million. Included in the net loss for the years ended December 31, 2012, 2011 and 2010 is a tax benefit of $16.7 million, $50.1 million, and $10.7 million, respectively. See Note 15, Income Taxes, for information on these transactions.

4.
The working capital deficiency at December 31, 2013, 2012, 2011 and 2010 is due to the current portion of deferred revenue increases of $18.2 million, $49.0 million, $105.5 million and $30.5 million, respectively, primarily arising from the October 27, 2011 acquisition of Network Solutions and the July 29, 2010 acquisition of Register.com LP. The change in current deferred revenue in 2013 and 2012 is due to replacing deferred revenue that was written down for purchase accounting with post-acquisition deferred revenue that has been recorded at full contract value. The increase in 2012 was partially offset by lower accrued expenses and accrued restructuring. In 2011, accrued expenses were up $19.8 million due to the Networks Solutions acquisition in 2011. The unfavorable working capital impact from current deferred revenue as of December 31, 2013 was partially offset by an increase in current deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Safe Harbor
In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.
We believe presenting non-GAAP net income, non-GAAP net income per share and non-GAAP operating income measures are useful to investors, because they describe the operating performance of the Company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. We use these non-GAAP measures as important indicators of our past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.
Overview
We provide a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. For more information about the Company, please visit www.web.com. We do not incorporate information obtained on or accessible through, our website into this Annual Report on Form 10-K and you should not consider it a part of this Annual Report on Form 10-K.
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
We review this metric to evaluate whether we are performing to our business plan, maintaining our customer service levels and monitoring the effectiveness of our marketing efforts. Net subscriber additions above or below our business plan could have a long-term impact on our operating results due to the subscription nature of our business.
Monthly Turnover (Churn)
Monthly turnover, or churn, is a metric we measure each quarter, and which we define as customer cancellations in the quarter divided by the sum of the number of subscribers at the beginning of the quarter and the gross number of new subscribers added during the quarter, divided by three months. Customer cancellations include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. Monthly turnover is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan.
Average Revenue per User (Subscriber)
Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $41.4 million, $83.7 million, and $35.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.
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
Operating Expenses
Sales and Marketing Expense
Our direct marketing expenses include costs associated with the online marketing channels we use to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.
We plan to continue to invest in sales and marketing to add new subscription customers, and increase sales of additional and new services and products to our existing customer base. We also plan to increase our investment in direct response television advertising to further increase revenue growth. As part of our stated objective to use our larger scale to increase brand awareness, we have invested a portion of our incremental marketing budget in branding activities such as the umbrella sponsorship of the Web.com Tour and other sports marketing activities.
Our investments in all of these areas are expected to help us continue to expand our customer base, increase revenue per subscriber, build brand awareness and grow our strategic marketing relationships. Accordingly, we expect that, in the future, sales and marketing expenses will continue to increase in absolute dollars.
Research and Development Expense
Research and development expenses consist primarily of compensation and related expenses for our research and development staff and allocated overhead costs. We have historically focused our research and development efforts on increasing the functionality of the technologies that enable our web-based services and products. Our technology architecture enables us to provide all of our customers with a service based on a single version of the applications that serve each of our product offerings. We do not anticipate significant changes in our research and development costs in the near term.
General and Administrative Expense
General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. We expect general and administrative expenses to increase in 2014, but remain relatively flat as a percentage of revenue.
Depreciation and Amortization Expense
Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase as we realize a full year's impact of depreciation from the data centers, as well as from continued efforts in enhancing internally developed software.
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
To determine the selling price in multiple-element arrangements, the Company establishes vendor-specific objective evidence of the selling price using the price of the deliverable when sold separately. If we are unable to determine the selling price because vendor-specific objective evidence does not exist, the Company will first look to third party evidence, and if that is not sufficient, it will determine an estimated sales price through consultation with and approval by the Company’s management, taking into consideration the Company’s relative costs, target profit margins, and any other information gathered during this process.
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
Accounting for Stock-Based Compensation
We grant to our employees and directors options to purchase common stock at exercise prices equal to the quoted market values of the underlying stock at the time of each grant. We determine the fair value of each option award as of the grant date using the Black-Scholes option pricing valuation model in accordance with ASC 718, Compensation-Stock Compensation.
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
Goodwill and Intangible Assets
ASC 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived intangible assets and goodwill balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test which is also described in ASC 350. However, we continued to perform the quantitative tests to determine that the carrying value of our indefinite-lived intangible assets and our goodwill is impaired during the year ended December 31, 2013. We test goodwill and intangible assets using one reporting unit. We use a market approach to test our goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of our calculation, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
Goodwill
The first step involves comparing the fair value of our reporting unit to their carrying value, including goodwill. We use a market capitalization approach after considering an estimated control premium.
Intangible Assets
We estimate the fair value of indefinite-lived intangibles using the relief-from-royalty method, a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions in estimating the fair value include, among other items, forecasted revenue, royalty rates, tax rate, and the benefit of tax amortization. We employ a weighted average cost of capital approach to determine the discount rates used in our projections. The determination of the discount rate includes certain factors such as, but not limited to, the risk-free rate of return, market risk, size premium, and the overall level of inherent risk.
If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of goodwill or intangible asset to its implied fair value. An impairment charge is recognized for the excess of the carrying value over its implied fair value.
The results of these analyses indicated that our indefinite-lived intangible assets and our goodwill were not impaired at December 31, 2013. See Note 7, Goodwill and Intangible Assets, in the consolidated financial statements for additional information.
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
Results of Operations
Comparison of the results for the year ended December 31, 2013 to the results for the year ended December 31, 2012
The following table sets forth our key business metrics for the year ended December 31,:

	For the year ended December 31,
	2013	2012

Net subscriber additions	111,744	51,639
Churn	1%	1%
Average revenue per user (monthly)	$14.24	$13.44

Net subscribers increased by 111,744 customers during the year ended December 31, 2013, as compared to an increase of 51,639 customers during the year ended December 31, 2012. Churn continued to remain at a low level of 1% during the year ended December 31, 2013. The increase in customers and the maintenance of our low churn level of 1% is primarily due to our increased marketing efforts in prior periods, as well as during the year ended December 31, 2013.
The average revenue per user was $14.24 during the year ended December 31, 2013, as compared to $13.44 during the same period ended December 31, 2012. The growth in average revenue per subscriber continues to be driven principally by our up-

sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.
Revenue

	For the year ended December 31,
	2013	2012
	(in thousands)
Revenue:
Subscription	$482,166	$396,687
Professional services and other	10,149	10,959
Total revenue	$492,315	$407,646

Total revenue increased 21% to $492.3 million in the year ended December 31, 2013 from $407.6 million in the year ended December 31, 2012. Total revenue during the year ended December 31, 2013 and 2012, includes the unfavorable impact of $41.4 million and $83.7 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $42.3 million during the year ended December 31, 2013 compared to the same prior period. The remaining $42.4 million increase in revenue during the year ended December 31, 2013 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily our Do-It-For-Me web services, online marketing and search engine products and services, to our existing customers, higher advertising and domain name related revenues, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.
Subscription Revenue. Subscription revenue increased 22% during the year ended December 31, 2013 to $482.2 million from $396.7 million during the year ended December 31, 2012. The increase is due to the overall revenue drivers discussed above.
Professional Services and Other Revenue. Professional services revenue decreased 7% to $10.1 million in the year ended December 31, 2013 from $11.0 million in the year ended December 31, 2012 due to a lower volume of custom website and ecommerce design revenue.
Cost of Revenue

	For the year ended December 31,
	2013	2012
	(in thousands)
Cost of revenue	$171,747	$160,330
Cost of Revenue. Cost of revenue increased 7% or $11.4 million during the year ended December 31, 2013 compared to the year ended December 31, 2012, which was relatively proportionate to the increase in revenue after excluding the adjustments to fair value acquired deferred revenue. Compensation and benefits increased $3.5 million, direct marketing costs increased $5.0 million and domain costs were up $3.5 million when compared to the same prior year period. These increases were partially offset by a $1.2 million decrease in partner commissions.
Our gross margin of 61% during the year ended December 31, 2012 increased to 65% during the year ended December 31, 2013. Excluding the $41.4 million and $83.7 million effect of the adjustment related to the fair value of acquired deferred revenue for the year ended December 31, 2013 and 2012, respectively, gross margin was approximately 68% and 67%, respectively.
Operating Expenses

	For the year ended December 31,
	2013	2012
	(in thousands)
Operating Expenses:
Sales and marketing	$140,618	$117,811
Research and development	32,468	34,258
General and administrative	55,740	49,807
Restructuring charges	1,657	2,469
Depreciation and amortization	79,844	78,981
Total operating expenses	$310,327	$283,326

Sales and Marketing Expenses. Sales and marketing expenses increased 19% to $140.6 million and were 29% of total revenue during the year ended December 31, 2013, up from $117.8 million or 29% of revenue during the year ended December 31, 2012. The $22.8 million increase is primarily from our additional investments in sales and marketing activities including corporate sponsorships, direct response television and radio advertising, as well as additional sales resources and online marketing expenditures. Included in the overall increase during the year ended December 31, 2013 is $18.0 million of sports, television and online marketing costs, including internal travel related expenses, and $4.2 million of additional compensation and benefits from increased sales resources. We expect sales and marketing expenses to increase during 2014 but remain relatively flat as a percentage of revenue.
Research and Development Expenses. Research and development expenses decreased 5% to $32.5 million, or 7% of total revenue, during the year ended December 31, 2013, down from $34.3 million, or 8% of total revenue during the year ended December 31, 2012. The decrease was driven by approximately $1.0 million of lower salary and compensation expense resulting from labor dollars being capitalized in connection with an increase of internally developed software projects during the year ended December 31, 2013 when compared to the same prior year period. In addition, overall headcount was lower during the year ended December 31, 2013 compared to the same prior year period ended, as the acquisition of Network Solutions had been fully integrated. Finally, software support and data center maintenance fees have decreased by $1.3 million during the year ended December 31, 2013. In 2014, we expect research and development expenses to remain consistent with 2013.
General and Administrative Expenses. General and administrative expenses increased 12% to $55.7 million, or 11% of total revenue, during the year ended December 31, 2013, up from $49.8 million or 12% of total revenue during the year ended December 31, 2012. Overall, during the year ended December 31, 2013, the employee-related compensation and benefits expense increased approximately $3.1 million and legal and professional services are up $1.4 million. These increases were partially offset by the absence of $0.7 million of corporate development costs that were incurred during the year ended December 31, 2012. In addition there was a $1.1 million increase in bad debt expense driven from the increase in outstanding accounts receivables, primarily driven from higher revenue. In 2014, we expect general and administrative expenses to increase but remain relatively flat as a percentage of revenue.
Restructuring Charges. A restructuring charge of $1.7 million was incurred during the year ended December 31, 2013 resulting from the partial termination of the Herndon, VA operating lease. Included was $1.0 million of termination payments to be made in January 2014, the reversal of $1.9 million tenant improvement asset and a $1.3 million restructuring liability. The tenant improvement asset and restructuring reserve were previously established in connection with the 2011 acquisition of Network Solutions. During the year ended December 31, 2012, employee-related termination costs of $2.5 million from the 2011 acquisition of Network Solutions were incurred. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to $79.8 million during the year ended December 31, 2013 up from $79.0 million during the year ended December 31, 2012. Amortization expense decreased by $2.5 million during the year ended December 31, 2013, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $3.4 million primarily from data centers that were placed in service in the first quarter of 2013 as well as internally developed software projects placed into service throughout 2013.
Interest Expense, net. Net interest expense totaled $34.3 million and $66.1 million for the year ended December 31, 2013 and 2012, respectively. Included in the interest expense for the year ended December 31, 2013 and 2012, respectively, is approximately $5.4 million and $11.0 million from amortizing deferred financing fees and loan origination discounts. The remaining decrease of $26.2 million during the year ended December 31, 2013 is driven from lower interest rates from debt repricings completed in November 2012 and March 2013, as well as from lower overall debt levels. In addition, we further reduced our interest rates from the convertible debt transaction that closed in August 2013. We expect interest expense to be lower in 2014 as we realize a full year of reduced interest rates and debt levels. See Note 4, Long-term Debt, for additional information.
Gain on Sale of Equity Method Investment. On May 31, 2012, we sold our interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. We acquired the 25.3% interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, proceeds of $7.2 million were received from the buyer and a gain of $5.2 million was recorded during the year ended December 31, 2012. Approximately $0.4 million of additional proceeds that were held in escrow were released in June 2013 as the representations and warranties were satisfied. The additional gain of $0.4 million from the sale was recorded during the year ended December 31, 2013.
Loss on Debt Extinguishment. In March 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. The repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with Accounting Standards Codification (“ASC”) 470, Debt. In addition, the partial pay down of $208.0 million on the First Lien Term Loan, using proceeds from the August 2013 convertible debt issuance, was also accounted for as a debt extinguishment. As a result of the extinguishments, we recorded a $20.7 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the year ended December 31, 2013. Also included in the loss is $7.2 million of prepayment penalties that were paid in March 2013.
In November 2012, we repriced our First Lien Term Loan and increased the outstanding principal by $60 million to $629.5 million in order to realize decreased interest rates as well as pay down the higher interest rate Second Lien Term Loan (also defined below). In addition, we have obtained a lower interest rate and a $10 million increase in the amount of available borrowings on our revolving credit facility. The repricing was accounted for as debt extinguishment in accordance with ASC 470, Debt. As a result of the repricing and the repayment of $88 million on the Second Lien Term Loan, we recorded a $42.0 million loss from accelerating unamortized deferred financing fees and loan origination discounts during the year ended December 31, 2012. In addition, $2.6 million of prepayment penalties on the Second Lien Term Loan that were paid in 2012 are reflected in the loss.
Income Tax Expense/Benefit. We recorded a net tax expense from continuing operations of $21.3 million during the year ended December 31, 2013. This expense includes a federal and state benefit of approximately $18.5 million related to our current year net loss which was offset by a $32.9 million increase in our valuation allowance for the year, $4.1 million related to a change in our state deferred tax rate, and approximately $2.8 million related to various other items. See Note 15, Income Taxes, for additional information.
Outlook. We continue to believe that we have the potential for additional revenue growth during 2014 as we increased our investments in sales and marketing and further executed our cross-sell/up-sell strategies throughout the year ended December 31, 2013. Our fully integrated operations allows us the opportunity to generate increased shareholder value from increased scale.  We expect to strengthen our operating cash flows with lower interest rates as a result of the March 2013 repricing of our First Lien Term Loan and from the August 2013 convertible debt issuance. We will continue to use additional cash flows to pay down debt and fund incremental marketing investments.  We expect to increase ARPU through our continued cross-sell/up-sell activities.  As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease even further during 2014, we expect gross margins to continue to improve.
Comparison of the results for the year ended December 31, 2012 to the results for the year ended December 31, 2011
The year ended December 31, 2011 included approximately two months of activity from the Network Solutions acquisition as compared to full year activity during the year ended December 31, 2012. The operations of Network Solutions began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on October 27, 2011. As such, revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.
The following table sets forth our key business metrics for the year ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012	2011 (1)

Net subscriber additions (reductions)	51,639	(51,097)
Churn	1%	2%
Average revenue per unit	$13.44	$13.36
 1 - The metrics for the year ended December 31, 2011 include the operating results of Network Solutions from October 28, 2011 through December 31, 2011.

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
Cost of Revenue

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Total Cost of Revenue	$160,330	$84,821

Cost of Revenue. Cost of revenue increased 89% during the year ended December 31, 2012 compared to the same prior year period. A majority of the increase was due to a full year of costs associated with the additional revenue due to the Network Solutions’ acquisition in 2011 compared to 2 months in the year ended December 31, 2011.
Our gross margin increased from 57% during the year ended December 31, 2011 to 61% during the year ended December 31, 2012 primarily due to favorable product mix. The gross margin was negatively impacted by amortizing into revenue, deferred revenue that was written down to fair value at the acquisition date which was approximately 51% lower than the historical basis of Register.com LP and Network Solutions. Excluding the $83.7 million and $35.2 million effect of the adjustment related to the fair value of acquired deferred revenue for the year ended December 31, 2012 and 2011, respectively, the gross margin was 67% and 64%, respectively. The increase is also related to a favorable product mix, such as domain name registration and related services.
Operating Expenses

	For the year ended December 31,
	2012	2011
Operating expenses:	(in thousands)
Sales and marketing	$117,811	$51,743
Research and development	34,258	19,252
General and administrative	49,807	45,164
Restructuring charges	2,469	9,536
Depreciation and amortization	78,981	29,456
Total operating expenses	$283,326	$155,151

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
Restructuring Charges. Restructuring charges decreased $7.1 million during the year ended December 31, 2012 to $2.5 million, down from $9.5 million during the year ended December 31, 2011. The 2011 restructuring charges included employee-related termination costs and relocation expenses resulting from the integration of Network Solutions, in addition to the lease restructure of the Herndon, Virginia office also stemming from 2011 acquisition. In 2012, a $1.5 million contract termination fee and other employee-related termination costs and relocation expenses primarily resulting from the acquisition of Network

Solutions were recorded. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.
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
Loss on Debt Extinguishment. In November 2012, we repriced our First Lien Term Loan (defined below in Long-term Debt section) and increased the outstanding principal by $60 million to $629.5 million in order to realize decreased interest rates as well as pay down the higher interest rate Second Lien Term Loan (also defined below). In addition, we have obtained a lower interest rate and a $10 million increase in the amount of available borrowings on our revolving credit facility. The repricing was accounted for as debt extinguishment in accordance with Accounting Standards Codification (“ASC”) 470, Debt. As a result of the repricing and the repayment of $88 million on the Second Lien Term Loan, we recorded a $42.0 million loss from accelerating unamortized deferred financing fees and loan origination discounts during the year ended December 31, 2012. In addition, $2.6 million of prepayment penalties on the Second Lien Term Loan that were paid in 2012 are reflected in the loss. During the year ended December 31, 2011, we recorded a $3.8 million loss from accelerating deferred financing fees on debt that was extinguished prior to our entry into the credit agreements in October 2011.
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
Income Tax Benefit. We recorded a net tax benefit from continuing operations of $16.7 million during the year ended December 31, 2012. This benefit includes a federal and state benefit of approximately $54.6 million related to our current year net loss which was offset by a $38.4 million increase in our valuation allowance for the year. The change in valuation allowance includes $3.1 million associated with the deferred tax effect of the final purchase accounting adjustments from the Network Solutions acquisition. Our tax rate was benefited by approximately $2.1 million related to a change in our estimated state deferred tax rate and was partially offset by approximately $1.6 million related to various other items.
Liquidity and Capital Resources
The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$102,460	$77,965	$14,924
Net cash used in investing activities	(14,378)	(15,177)	(408,982)
Net cash (used in) provided by financing activities	(89,457)	(60,971)	391,115
(Decrease) increase in cash and cash equivalents	$(1,375)	$1,817	$(2,943)

Cash Flows Years Ended December 31, 2013 and 2012
As of December 31, 2013, we had $13.8 million of cash and cash equivalents and $118.9 million in negative working capital, as compared to $15.2 million of cash and cash equivalents and $113.5 million in negative working capital as of December 31, 2012. The unfavorable change in working capital is primarily due to a $18.2 million increase in current deferred revenue, which is primarily from amortizing into revenue, deferred revenue that was written down for purchase accounting from the acquisitions of Network Solutions and Register.com LP and replacing with deferred revenue that is reflected at full contract value. This unfavorable changes was partially offset by a $17.4 million increase in deferred income taxes. The current portion of long term debt at December 31, 2013 increased by $1.9 million when compared to December 31, 2012. Accrued compensation and benefits also declined by $2.0 million due primarily to the timing of payroll payment dates. The majority of the negative working capital is due to significant balances of deferred revenue, deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.
Net cash provided by operations for the year ended December 31, 2013 increased $24.5 million from the year ended December 31, 2012 primarily due to improvements in operating income and working capital requirements during the year ended December 31, 2013, but partially offset by the $7.2 million prepayment penalty that was paid in connection with the March 2013 debt repricing.
Net cash used in investing activities in the year ended December 31, 2013 was $14.4 million, as compared to $15.2 million in the year ended December 31, 2012. Capital expenditures during the year ended December 31, 2013 decreased by $7.6 million to $14.7 million. The year ended December 31, 2013 and 2012 both primarily included costs incurred from building out two centralized data centers that were completed and put into service in the first quarter of 2013, as well as increased efforts to improve internally developed software and websites. In May 2012, proceeds of $7.2 million were received from the sale of an investment that was accounted for under the equity method. An additional $0.4 million of proceeds that were held in escrow from the sale were received in June 2013.
Net cash used in financing activities of $89.5 million included a $2.8 million payment for debt issuance costs related to the March 2013 repricing of the First Lien Term Loan and the August convertible debt issuance. In addition, loan origination discount payments of $8.1 million were incurred in connection with the debt issuances. Net principal payments of $86.3 million during the year ended December 31, 2013 compared to payments of $52.1 million during the year ended December 31, 2012. Proceeds received from the exercise of stock options increased from $5.8 million to $14.2 million in the year ended December 31, 2013 when compared to the same prior year period. Approximately $6.3 million and $4.7 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the year ended December 31, 2013 and 2012, respectively.
Long-term Debt
Convertible Debt
During the third quarter of 2013, we issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. Net proceeds of $252.3 million were received from the issuance of the 2018 Notes, which are net of $6.5 million of the original issuance discount. In addition, third-party debt issuances costs of $0.5 million were incurred in connection with this transaction.
Repricing Long Term Debt
During the first quarter of 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. After giving effect to the repricing, the First Lien Term Loan had an interest rate of LIBOR plus 3.50%, with a 1.00% LIBOR floor, and the Revolving Credit Facility's interest rate is now 3.25% plus LIBOR. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. See Note 4, Long-Term Debt, for additional information.
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

Outstanding debt as of December 31, 2013 for purposes of the First Lien Net Leverage Ratio is approximately $342.0 million. The covenant calculation as of December 31, 2013 on a trailing 12-month basis is as follows:

Covenant Description	Covenant Requirement as of December 31, 2013	Ratio at December 31, 2013	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 4.75	2.38	2.37

In addition to the financial covenant listed above, the First Lien Credit Agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.
Cash Flows Years Ended December 31, 2012 and 2011
As of December 31, 2012, we had $15.2 million of cash and cash equivalents and negative $113.5 million in negative working capital, as compared to $13.4 million of cash and cash equivalents and a negative $78.8 million in working capital as of December 31, 2011. The unfavorable change in working capital during the year is primarily due to a $48.5 million increase in current deferred revenue is primarily from amortizing deferred revenue that was written down for purchase accounting from the acquisitions of Network Solutions and Register.com LP and replacing with deferred revenue that is reflected at full contract value. The unfavorable change in working capital was partially offset by a decrease in accrued expenses and restructuring as acquisition related accruals were paid in 2012. The majority of the negative working capital is due primarily from the non-cash balances of deferred revenue, deferred expenses and deferred tax assets. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.
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
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and other unconditional marketing-related purchase obligations. The following summarizes our contractual obligations as of December 31, 2013 (in thousands):

		Payment Due by Period
Contractual Obligations ($000)	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt (1)	$608,000	$—	$66,000	$6,600	$276,650	$258,750	$—
Current maturities of long-term debt	6,600	6,600	—	—	—	—	—
Interest payments on long-term debt (1)	67,187	18,710	16,367	15,397	15,096	1,617	—
Operating lease obligations (2)	39,445	6,220	5,874	5,855	5,946	5,563	9,987
Uncertain tax positions (3)	—	—	—	—	—	—	—
Purchase obligations (4)	106,791	13,825	14,096	13,577	12,293	13,000	40,000
Total	$828,023	$45,355	$102,337	$41,429	$309,985	$278,930	$49,987

(1)
The First Lien Term Loan requires mandatory repayments that are based on the “excess cash flow” (as defined in the First Lien Credit Agreement) generated by the Company during each fiscal year. Excess cash flow payments are required to be made during the quarter following each fiscal year end. We have forecasted the excess cash flows that we expect to generate during the year ending December 31, 2014 that we expect to be payable during the first quarter of 2015 and reflected this forecast in the table above. Subsequent to 2014’s excess cash flow calculation, only the scheduled principal payment requirements, excluding the excess cash flow payments, are presented due to the significant uncertainty that would be present in making the estimates required to determine such amounts. Projected interest payments for the revolving credit facility were calculated based on outstanding principal amounts using interest rates in effect as of December 31, 2013. The 2018 long term debt obligations reflect the maturity of the Senior Convertible Notes that are due August 15,2018.

(2)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.
(3)
The settlement date is unknown for approximately $3.1 million of uncertain tax positions and has been excluded from the table above. See Note 15 - Income Taxes for additional information on uncertain tax positions.

(4)	Purchase obligations include corporate sponsorships and long-term service contracts for data storage.

In February 2012, we completed a Form S-3 registration statement to offer and issue 7 million shares of common shares. The proceeds from these common shares are to be used for the repayment of outstanding debt, general corporate purposes and funding for potential acquisitions. In addition, the registration statement also included the resale of 16.4 million common shares that were issued to General Atlantic, LLC in connection with the October 27, 2011 acquisition of Network Solutions. We will not receive any proceeds from the resale of these common shares. Subsequent to the registration statement, none of the 7 million common shares have been issued, however 5.8 million and 8.0 million of the common shares that were issued to the General Atlantic, LLC resold during 2013 and 2012, respectively. Subsequent to these transactions and as of December 31, 2013, they held approximately 5.0% of the Company's outstanding common shares.
Off-Balance Sheet Obligations
As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe that our existing cash and cash equivalents at December 31, 2013 in addition to 2014 operating cash flows will be sufficient to meet our projected operating requirements for at least the next 12 months.
New Accounting Standards

See Note 2, New Accounting Standards, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $13.8 million and $15.2 million at December 31, 2013 and December 31, 2012, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
As of December 31, 2013, we have $614.6 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $355.9 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 3.50% on the First Lien Credit Agreement, which is subject to a 1.0% LIBOR floor. The interest rate of our Revolving Credit Facility is 1-month LIBOR plus 3.25%. Since the First Lien Credit Agreement is subject to a LIBOR floor of 1.0%, a 10% increase or decrease in LIBOR would not impact our interest expense on those loans during the year ended December 31, 2013. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $0.6 million during the year ended December 31, 2013, assuming the principal balances remain unchanged.

Non-GAAP Financial Measures
Some of the measures in this Annual Report on Form 10-K are non-GAAP financial measures within the meaning of the SEC Regulation G. We believe presenting non-GAAP measures is useful to investors, because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP measures as important indicators of the Company's past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP. You are encouraged to review the reconciliation of non-GAAP financial measures to GAAP financial measures included elsewhere in this Annual Report Form 10-K.
Relative to each of the non-GAAP measures Web.com presents, management further sets forth its rationale as follows:

•
Non-GAAP Revenue. We exclude from non-GAAP revenue the impact of the fair value adjustment to amortized deferred revenue because we believe that excluding such measures helps management and investors better understand our revenue trends.

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, stock-based compensation charges, and gains or losses from asset sales. We believe that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

•
Non-GAAP Net Income and Non-GAAP Net Income Per Diluted Share. We exclude from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax provision, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, amortization of debt discounts and fees, stock-based compensation, loss on debt extinguishment, gains or losses from asset sales and includes estimated cash income tax payments, because we believe that excluding such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, gains or losses from asset sales, corporate development expenses, gain on sale of equity method investment and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

In respect of the foregoing, Web.com provides the following supplemental information to provide additional context for the use and consideration of the non-GAAP financial measures used elsewhere in this press release:

•
Stock-based compensation. These expenses consist of expenses for employee stock options and employee awards under Accounting Standards Codification ("ASC") 718-10. While stock-based compensation expense calculated in accordance with ASC 718-10 constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because such expense is not used by management to assess the core profitability of the Company's business operations. We further believe these measures are useful to investors in that they allow for greater transparency to certain line items in our financial statements. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Amortization of intangibles. We incur amortization of acquired intangibles under ASC 805-10-65. Acquired intangibles primarily consist of customer relationships, non-compete agreements, trade names, and developed technology. We expect to amortize for accounting purposes the fair value of the acquired intangibles based on the pattern in which the economic benefits of the intangible assets will be consumed as revenue is generated. Although the intangible assets generate revenue, the Company believes the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company's operational performance. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Depreciation expense. We record depreciation expense associated with our fixed assets. Although fixed assets generate revenue for Web.com, the item is excluded because management believes certain non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company's operational performance. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Amortization of debt discounts and fees. We incur amortization expense related to debt discounts and deferred financing fees. The difference between the effective interest expense and the coupon interest expense (i.e. debt discount), as well as, amortized deferred financing fees are excluded because we believe the non-GAAP measures excluding these items provide meaningful supplemental information regarding the Company's operational performance. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Restructuring expense. We have recorded restructuring expenses and excludes the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Income tax expense (benefit). Due to the magnitude of Web.com's historical net operating losses and related deferred tax asset, we exclude income tax from its non-GAAP measures primarily because it is not indicative of the actual tax to be paid by the Company and therefore is not reflective of ongoing operating results. We believe that excluding this item provides meaningful supplemental information regarding our operational performance and facilitates management's internal comparisons to the Company's historical operating results and comparisons to the Company's competitors' operating results. We include the estimated tax that the Company expects to pay for operations during the periods presented.

•
Fair value adjustment to deferred revenue and deferred expense. We have recorded a fair value adjustment to acquired deferred revenue and deferred expense in accordance with ASC 805-10-65. We exclude the impact of these adjustments from its non-GAAP measures, because doing so results in non-GAAP revenue and non-GAAP net income which are reflective of ongoing operating results and more comparable to historical operating results, since the majority of the Company's revenue is recurring subscription revenue. Excluding the fair value adjustment to deferred revenue and deferred expense therefore facilitates management's internal comparisons to Web.com's historical operating results.

•
Corporate development expenses. We incurred expenses relating to the acquisitions and successful integration of acquisitions. We exclude the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Gains or losses from asset sales and certain other transactions. We exclude the impact of asset sales and certain other transactions including debt extinguishments and the sale of equity method investments from our non-GAAP measures because the impact of these items is not considered part of the Company's ongoing operations.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Twelve months ended December 31,
	2013	2012	2011
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$492,315	$407,646	$199,205
Fair value adjustment to deferred revenue	41,407	83,732	35,238
Non-GAAP revenue	$533,722	$491,378	$234,443

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(65,664)	$(122,217)	$(12,309)
Amortization of intangibles	67,833	70,350	25,389
Loss on sale of assets	135	403	10
Stock based compensation	18,502	11,927	6,933
Income tax expense (benefit)	21,327	(16,738)	(49,958)
Restructuring expense (benefit)	1,657	2,469	9,536
Corporate development	—	660	13,083
Amortization of debt discounts and fees	5,431	11,017	3,051
Cash income tax benefit (expense)	(320)	(1,044)	(214)
Fair value adjustment to deferred revenue	41,407	83,732	35,238
Fair value adjustment to deferred expense	1,561	2,376	739
Loss on debt extinguishment	20,663	41,977	3,805
Gain on sale of equity method investment	(385)	(5,156)	—
Non-GAAP net income	$112,147	$79,756	$35,303

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted shares:	2013	2012	2011
Basic weighted average common shares	48,947	46,892	30,675
Diluted stock options	2,993	2,186	2,058
Diluted restricted stock	803	1,117	1,006
Total diluted weighted average common shares	52,743	50,195	33,739

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted GAAP net loss per share	$(1.34)	$(2.61)	$(0.40)
Diluted equity	0.10	0.17	0.04
Amortization of intangibles	1.30	1.40	0.76
Loss on sale of assets	—	0.01	—
Stock based compensation	0.35	0.24	0.21
Income tax expense (benefit)	0.40	(0.33)	(1.48)
Restructuring expense (benefit)	0.03	0.05	0.28
Corporate development	—	0.01	0.39
Amortization of debt discounts and fees	0.10	0.22	0.09
Cash income tax benefit (expense)	(0.01)	(0.02)	(0.01)
Fair value adjustment to deferred revenue	0.79	1.67	1.04
Fair value adjustment to deferred expense	0.03	0.05	0.02
Loss on debt extinguishment	0.39	0.84	0.11
Gain on sale of equity method investment	(0.01)	(0.11)	—
Diluted Non-GAAP net income per share	$2.13	$1.59	$1.05

	Twelve months ended December 31,
	2013	2012	2011
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
GAAP operating income (loss)	$10,241	$(36,010)	$(40,767)
Amortization of intangibles	67,833	70,350	25,389
Loss on sale of assets	135	403	10
Stock based compensation	18,502	11,927	6,933
Restructuring expense (benefit)	1,657	2,469	9,536
Corporate development	—	660	13,083
Fair value adjustment to deferred revenue	41,407	83,732	35,238
Fair value adjustment to deferred expense	1,561	2,376	739
Non-GAAP operating income	$141,336	$135,907	$50,161

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	2%	(9)%	(20)%
Amortization of intangibles	13	14	11
Loss on sale of assets	—	—	—
Stock based compensation	3	1	3
Restructuring expense (benefit)	—	1	4
Corporate development	—	—	6
Fair value adjustment to deferred revenue	8	21	17
Fair value adjustment to deferred expense	—	—	—
Non-GAAP operating margin	26%	28%	21%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating income (loss)	$10,241	$(36,010)	$(40,767)
Depreciation and amortization	79,844	78,981	29,456
Loss on sale of assets	135	403	10
Stock based compensation	18,502	11,927	6,933
Restructuring expense (benefit)	1,657	2,469	9,536
Corporate development	—	660	13,083
Fair value adjustment to deferred revenue	41,407	83,732	35,238
Fair value adjustment to deferred expense	1,561	2,376	739
Adjusted EBITDA	$153,347	$144,538	$54,228
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

	Three Months Ended
	Mar 31, 2013 (1)	Jun 30, 2013	Sept 30, 2013 (2)	Dec 31, 2013	Mar 31, 2012	Jun 30, 2012 (3)	Sept 30, 2012	Dec 31, 2012 (4)
	(in thousands)
Total revenue	$115,546	$120,448	$125,197	$131,124	$91,514	$98,947	$105,753	$111,432
Total cost of revenue	42,640	42,879	42,692	43,536	38,608	39,801	40,195	41,726
Gross profit	72,906	77,569	82,505	87,588	52,906	59,146	65,558	69,706
Total operating expenses	75,396	75,656	78,048	81,227	71,448	70,388	71,179	70,311
(Loss) income from operations	(2,490)	1,913	4,457	6,361	(18,542)	(11,242)	(5,621)	(605)
Net loss	$(46,503)	$(9,744)	$(5,988)	$(3,429)	$(29,779)	$(19,059)	$(21,502)	$(51,877)

Net loss per common share:
Basic	$(0.97)	$(0.20)	$(0.12)	$(0.07)	$(0.65)	$(0.41)	$(0.45)	$(1.10)
Diluted	$(0.97)	$(0.20)	$(0.12)	$(0.07)	$(0.65)	$(0.41)	$(0.45)	$(1.10)

(1)
Included in the quarter ended March 31, 2013 is a $19.5 million loss on debt extinguishment. The Company repriced its First Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Revolving Credit Facility to $70 million. The proceeds received from the additional First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million.The net proceeds were used to pay down the First Lien Term Loan and the Revolving Credit Facility.

(2)
Included in the quarter ended September 30, 2013 is a $1.2 million loss on debt extinguishment. In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018.

(3)
Included in the quarter ended June 30, 2012, the Company sold its interest in an equity method investment named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million.

(4)
Included in the quarter ended December 31, 2012 is a $42.0 million loss on debt extinguishment. In November 2012, the Company repriced its First Lien Term Loan and increased the amount of available borrowings under its revolving credit facility. The terms of the Second Lien Term Loan were unchanged by the repricing. However, the Company used the $60 million of proceeds from increasing the First Lien Term Loan, $20 million from the revolving credit facility and $8 million of cash on hand to repay $88 million of the Second Lien Term Loan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.
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
Management's Report on Internal Control over Financial Reporting
The management of Web.com Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Web.com Group, Inc.

We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Web.com Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Web.com Group, Inc., and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
February 28, 2014

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

1. Financial Statements.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Web.com Group, Inc.
We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
February 28, 2014

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$13,806	$15,181
Accounts receivable, net of allowance of $1,545 and $1,098, respectively	17,062	16,247
Prepaid expenses	7,348	6,697
Deferred expenses	62,073	59,255
Deferred taxes	35,318	17,892
Other current assets	2,837	5,116
Total current assets	138,444	120,388

Property and equipment, net	42,090	40,079
Deferred expenses	57,235	63,147
Goodwill	627,845	627,845
Intangible assets, net	401,921	469,703
Other assets	10,224	6,817
Total assets	$1,277,759	$1,327,979

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,351	$6,385
Accrued expenses	14,449	12,802
Accrued compensation and benefits	13,423	15,413
Accrued restructuring costs	1,139	1,477
Deferred revenue	208,856	190,618
Current portion of debt	6,586	4,681
Other liabilities	2,512	2,556
Total current liabilities	257,316	233,932

Deferred revenue	186,539	175,816
Long-term debt	556,506	688,140
Deferred tax liabilities	102,421	64,126
Other long-term liabilities	4,932	4,352
Total liabilities	1,107,714	1,166,366
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 51,193,230 and 49,175,642 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	51	49
Additional paid-in capital	528,101	454,022
Accumulated other comprehensive income	20	5
Accumulated deficit	(358,127)	(292,463)
Total stockholders' equity	170,045	161,613
Total liabilities and stockholders' equity	$1,277,759	$1,327,979
See accompanying notes to consolidated financial statements

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenue	$492,315	$407,646	$199,205
Cost of Revenue (excluding depreciation and amortization shown separately below):	171,747	160,330	84,821
Gross profit	320,568	247,316	114,384
Operating expenses:
Sales and marketing	140,618	117,811	51,743
Research and development	32,468	34,258	19,252
General and administrative	55,740	49,807	45,164
Restructuring expense	1,657	2,469	9,536
Depreciation and amortization	79,844	78,981	29,456
Total operating expenses	310,327	283,326	155,151
Income (loss) from operations	10,241	(36,010)	(40,767)
Interest expense, net	(34,300)	(66,124)	(18,020)
Gain on sale of equity method investment	385	5,156	—
Loss from debt extinguishment	(20,663)	(41,977)	(3,806)
Net loss before income taxes	(44,337)	(138,955)	(62,593)
Income tax (expense) benefit	(21,327)	16,738	50,084
Loss from continuing operations	(65,664)	(122,217)	(12,509)
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	200
Income from discontinued operations	—	—	200
Net loss	$(65,664)	$(122,217)	$(12,309)
Other comprehensive loss:
Interest rate swap income, net of tax	—	—	40
Unrealized gain on investments, net of tax	15	5	—
Total comprehensive loss	$(65,649)	$(122,212)	$(12,269)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(continued)

	Year ended December 31,
	2013	2012	2011
Basic loss per share:
Loss from continuing operations	$(1.34)	$(2.61)	$(0.41)
Income from discontinued operations	$—	$—	$0.01
Net loss per common share	$(1.34)	$(2.61)	$(0.40)
Diluted earnings per share:
Loss from continuing operations	$(1.34)	$(2.61)	$(0.41)
Income from discontinued operations	$—	$—	$0.01
Net loss per common share	$(1.34)	$(2.61)	$(0.40)
Basic weighted average common shares	48,947	46,892	30,675
Diluted weighted average common shares	48,947	46,892	30,675

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	27,340,062	$27	416,165	$(1,896)	$263,453	$(40)	$(157,937)	$103,607
Net loss	—	—	—	—	—	—	(12,309)	(12,309)
Other comprehensive income, net of tax	—	—	—	—	—	40	—	40
Issuance of common stock for acquisition (Note 5)	18,000,000	18	—	—	164,862	—	—	164,880
Exercise of stock options	1,707,613	2	(416,165)	1,896	7,175	—	—	9,073
Issuance of restricted stock	342,000	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	6,933	—	—	6,933
Common stock repurchased	(30,371)	—	—	—	(452)	—	—	(452)
Issuance costs of common stock	—	—	—	—	(16)	—	—	(16)
Balance, December 31, 2011	47,359,304	$47	—	$—	$441,955	$—	$(170,246)	$271,756
Net loss	—	—	—	—	—	—	(122,217)	(122,217)
Other comprehensive income, net of tax	—	—	—	—	—	5	—	5
Exercise of stock options	1,718,766	2	—	—	7,026	—	—	7,028
Common stock repurchased	(413,678)	—	—	—	(5,896)	—	—	(5,896)
Stock compensation expense	—	—	—	—	11,927	—	—	11,927
Issuance of restricted stock	511,250	—	—	—	—	—	—	—
Issuance costs of common stock	—	—	—	—	(990)	—	—	(990)
Balance, December 31, 2012	49,175,642	$49	—	$—	$454,022	$5	$(292,463)	$161,613
Net loss	—	—	—	—	—	—	(65,664)	(65,664)
Other comprehensive loss, net of tax	—	—	—	—	—	15	—	15
Exercise of stock options	1,609,762	2	—	—	14,341	—	—	14,343
Common stock repurchased	(333,427)	—	—	—	(6,519)	—	—	(6,519)
Stock compensation expense	—	—	—	—	18,502	—	—	18,502
Issuance of restricted stock	741,253	—	—	—	—	—	—	—
Issuance costs of common stock	—	—	—	—	(43)	—	—	(43)
Equity component of senior convertible notes due 2018 (Note 4)	—	—	—	—	47,892	—	—	47,892
Portion of convertible debt issuance costs attributed to equity component	—	—	—	—	(94)	—	—	(94)
Balance December 31, 2013	51,193,230	$51	—	$—	$528,101	$20	$(358,127)	$170,045
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(65,664)	$(122,217)	$(12,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	(385)	(5,156)	—
Gain on sale of discontinued operations, net of tax	—	—	(200)
Loss from debt extinguishment	13,424	39,331	3,806
Depreciation and amortization	79,844	78,981	29,456
Stock based compensation	18,502	11,927	6,933
Deferred income taxes	20,869	(17,829)	(50,112)
Amortization of debt issuance costs and other	5,567	11,420	2,766
Changes in operating assets and liabilities:
Accounts receivable, net	(815)	(1,906)	(407)
Prepaid expenses and other assets	(5,313)	(3,020)	1,711
Deferred expenses	3,094	3,004	2,025
Accounts payable	4,521	295	(1,509)
Accrued expenses and other liabilities	2,183	(4,105)	1,694
Accrued compensation and benefits	(1,990)	(577)	(2,897)
Accrued restructuring costs	(338)	(4,176)	5,199
Deferred revenue	28,961	91,993	28,768
Net cash provided by operating activities	102,460	77,965	14,924
Cash flows from investing activities
Business acquisitions, net of cash acquired	—	—	(405,120)
Proceeds from sale of discontinued operations	—	—	325
Proceeds from sale of equity method investment	385	7,197	—
Capital expenditures	(14,713)	(22,298)	(4,270)
Other	(50)	(76)	83
Net cash used in investing activities	(14,378)	(15,177)	(408,982)
Cash flows from financing activities
Stock issuance costs	(43)	(21)	(16)
Common stock repurchased	(6,342)	(4,683)	(452)
Payments of long-term debt	(1,015,076)	(701,574)	(341,748)
Proceeds from exercise of stock options	14,164	5,822	9,073
Proceeds from long-term debt issued	920,631	643,205	745,500
Debt issuance costs	(2,791)	(3,720)	(21,242)
Net cash (used in) provided by financing activities	(89,457)	(60,971)	391,115
Net (decrease) increase in cash and cash equivalents	(1,375)	1,817	(2,943)
Cash and cash equivalents, beginning of year	15,181	13,364	16,307
Cash and cash equivalents, end of year	$13,806	$15,181	13,364
Supplemental cash flow information
Interest paid	$35,047	$57,293	14,364
Income tax paid	$499	$252	1,089
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies
Description of Company
Web.com Group, Inc. ("Web.com" or "the Company") provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions.
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
Correction of Error
 In the quarter ended June 30, 2013, an immaterial correction of an error related to the 2011 acquisition of Network Solutions was made to the Consolidated Balance Sheet as of December 31, 2012. Goodwill, current deferred tax assets and the current portion of deferred revenue have been adjusted accordingly. In addition, the prior year reserve for credit card refunds of $1.2 million has been corrected by reclassifying it from accounts receivable to accrued expenses. The changes resulting from the correction to the Consolidated Balance Sheet as of December 31, 2012 are as follows (in thousands):

(in thousands)	December 31, 2012
	As Previously Reported	Amount Reclassified	As Reported Herein
Deferred tax asset, current	$18,092	$(200)	$17,892
Goodwill	$628,176	$(331)	$627,845
Deferred revenue	$191,149	$(531)	$190,618

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
Principles of Consolidation
The Company’s consolidated financial statements include the assets, liabilities and the operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the assets and liabilities of Network Solutions as of December 31, 2012 and 2013 and the results of operations and cash flows beginning on October 28, 2011.
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
The Company accounts for multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement (ASC 605-25). The Company may sell products or services to customers at the same time. For example, the Company may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. The Company’s products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. We assign value to the separate units of accounting in multiple-element arrangements based on proportionate standalone unit value to the total value of the arrangement, multiplied by the actual selling price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.
To determine the selling price in multiple-element arrangements, the Company establishes vendor-specific objective evidence of the selling price using the price of the deliverable when sold separately. If we are unable to determine the selling price because vendor-specific objective evidence does not exist, the Company will first look to third party evidence, and if that is not sufficient, it will determine an estimated sales price through consultation with and approval by the Company’s management, taking into consideration the Company’s relative costs, target profit margins, and any other information gathered during this process.
The Company incurs direct costs, primarily related to outbound and inbound sales call centers, to acquire new customers. Frequently, these new customers purchase products that result in the deferral of revenue by the Company. All direct costs related to acquiring new customers are expensed in the period incurred and not deferred over the related deferred revenue contract term.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, bank demand deposit accounts, and money market accounts. For purposes of presentation in the Consolidated Balance Sheets, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in cash and credit instruments of highly rated financial institutions; three institutions hold 97% of the Company's total cash and cash equivalents.
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

Included in the accounts receivable line item in the Consolidated Balance Sheets as of the year ended December 31, 2013 and 2012 is approximately $2.0 million and $1.5 million, respectively, of miscellaneous receivables primarily due from the Canadian government for job creation incentive rebates and for sales and use tax.
Deferred Expenses
Deferred expenses primarily consist of prepaid domain name registry fees that are paid in full at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.
Debt Issuance Costs
The Company records certain loan origination discounts and other fees in connection with the issuance of long term debt. The loan origination discounts are recorded as a reduction in the carrying amount of the underlying debt and all other deferred costs are in other current or non-current assets. Debt issuance costs are amortized to interest expense over the life of the underlying debt using the effective interest method. In determining the periodic amortization expense, the Company includes estimates of prepayments based on the excess cash flow requirements as defined in the credit agreements. See Note 4, Long-term Debt, for additional information.
Goodwill and Other Intangible Assets
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 , Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and in July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment in accordance with ASC 350. These new standards update the testing of goodwill and indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived goodwill and intangible asset balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test as described in ASC 350.
The Company continues to perform the quantitative tests to determine if it is more likely than not that the carrying value of our goodwill and indefinite-lived intangible assets are impaired for our annual test at December 31, 2013. The Company tests goodwill and intangible assets for impairment using one reporting unit. A market approach is used to test goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of the Company’s calculations, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
Goodwill
The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. The Company uses a market capitalization approach after considering an estimated control premium.
If the carrying value exceeds its fair value, the second step of the test is performed by comparing the carrying value of goodwill to its implied fair value. An impairment charge is recognized for the excess of the carrying value over its implied fair value.
Intangible Assets
The Company estimates the fair value of indefinite-lived intangibles using the relief-from-royalty method, a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions in estimating the fair value include, among other items, forecasted revenue, royalty rates, tax rate, and the benefit of tax amortization. The Company employs a weighted-average cost of capital approach to determine the discount rates used in our projections. The determination of the discount rate includes certain factors such as, but not limited to, the risk-free rate of return, market risk, size premium, and the overall level of inherent risk.
The results of these analyses indicated that the Company’s goodwill and indefinite-lived intangible assets were not impaired at December 31, 2013.
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
The asset lives used are presented in the table below:

Average Life in Years
Computer equipment	3 - 5
Software	2 - 3
Furniture and fixtures	5
Other equipment	5 - 6
Buildings	30
Building improvements	15
Leasehold improvements	Shorter of asset’s life or life of the lease
Advertising
Advertising costs are expensed as incurred. Included in advertising are general marketing, corporate sponsorships as well as online marketing and banner advertisements. Total advertising expense was $64.7 million, $52.0 million and $15.8 million for the years ending December 31, 2013, 2012 and 2011, respectively.
Income Taxes
The Company accounts for income taxes under the provisions of ASC 740, Income Taxes , using the liability method. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.
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
A valuation allowance is recorded to reduce our deferred tax assets to the amount that is “more likely than not” to be realized based on the above methodology. The Company reviews the adequacy of the valuation allowance on an ongoing basis and adjusts our valuation allowance in the appropriate period, if applicable.
The Company records liabilities for uncertain tax positions related to federal, state and foreign income taxes in accordance with ASC 740. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability may involve significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. If applicable, the Company will adjust the income tax provision in the appropriate period.
Stock-Based Employee Compensation
The Company accounts for stock-based compensation to employees in accordance with ASC 718, Compensation - Stock Compensation. Accordingly, the fair value of all stock awards is recognized in compensation expense on a straight-line basis over the requisite service period for awards expected to vest.
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
2. New Accounting Standards
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11 ("ASU 2013-11") Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 will be effective for interim and fiscal periods beginning after December 15, 2013 and is not expected to have a material impact, if any, on the consolidated financial position, results of operations or cash flows of the Company.
3. Net (Loss) Income Per Common Share
Basic net (loss) income per common share is calculated using net (loss) income and the weighted-average number of shares outstanding during the reporting period. Diluted net (loss) income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares. As of December 31, 2013, 2012 and 2011, 7.7 million, 8.3 million and 7.1 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.
The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Senior Convertible Notes due August 15, 2018 ("2018 Notes"). Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's common stock did not exceed the conversion price during the year ended December 31, 2013 and even if such price had been exceeded, including the additional common shares would have been antidilutive. See Note 4, Long-term Debt, for information on these notes.
On October 27, 2011 the Company issued 18 million shares of common stock and paid $405.1 million in cash to complete the acquisition of Network Solutions. In conjunction with ASC 260, Earnings Per Share, these shares were included between October 27, 2011 and December 31, 2011 in the calculation of basic and diluted shares outstanding.
The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	2013	2012	2011
Loss from continuing operations	$(65,664)	$(122,217)	$(12,509)
Income from discontinued operations	—	—	200
Net loss	$(65,664)	$(122,217)	$(12,309)

Basic weighted average common shares	48,947	46,892	30,675
Diluted effect of stock options	—	—	—
Diluted effect of restricted shares	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—
Diluted weighted average common shares	48,947	46,892	30,675
Basic loss per share:
Loss from continuing operations	$(1.34)	$(2.61)	$(0.41)
Income from discontinued operations	—	—	0.01
Net loss	$(1.34)	$(2.61)	$(0.40)

Diluted loss per share:
Loss from continuing operations	$(1.34)	$(2.61)	$(0.41)
Income from discontinued operations	—	—	0.01
Net loss	$(1.34)	$(2.61)	$(0.40)

4. Long-term Debt
1% Senior Convertible Notes due August 15, 2018
In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. Proceeds, net of original issuance discounts of $252.3 million were received from the 2018 Notes. In addition, the Company incurred $0.5 million of third party debt issuance costs, primarily consisting of legal and accounting fees. The net proceeds were used to pay down $208.0 million of the First Lien Term Loan and $43.0 million of the Revolving Credit Facility.
The Company may not redeem the 2018 Notes prior to August 20, 2016. On or after August 20, 2016, we may redeem for cash any or all of the 2018 Notes, at our option, if the last reported sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Subsequent to December 31, 2013, holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. In addition, holders may also convert their notes any time prior to May 15, 2018 if during the five business days after any five consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of our common stock and the conversion rate; if the Company calls the notes for redemption; or upon the occurrence of specified corporate events.
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
The Company may elect to convert the 2018 Notes presented for redemption. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the $258.8 million of principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes may be included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net (loss) income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. As such, the 2018 Notes have no impact on diluted net income per common share until the price of our common stock exceeds the conversion price (approximately $35.00 per common share) of the 2018 Notes.
The 2018 Notes are senior unsecured obligations and will be effectively junior to any of our existing and future secured indebtedness, including our borrowings under our First Lien Credit Agreement (discussed below).
The Company determined that the embedded conversion option in the 2018 Notes is not required to be separately accounted for as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The 2018 Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and Other Options, which requires the Company to separate a liability component and an equity component from the proceeds received. The carrying amount of the liability component of $204.4 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated equity component. The fair value of the liability component was subtracted from the initial proceeds and the remaining amount of$47.8 million was recorded as the equity component. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of 5 years using the effective interest method.
As of December 31, 2013, the carrying value of the debt and equity component was $208.0 million and $47.8 million, respectively. The unamortized debt discount of $50.8 million will be amortized over the remaining life of the 2018 Notes.
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
The repricing of the First Lien Term Loan and the payoff of the Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. In addition, the partial pay down of $208 million on the First Lien Term Loan, using proceeds from the August 2013 convertible debt issuance (2018 Notes discussed above), was also accounted for as a debt extinguishment. As a result of the extinguishments, the Company recorded a $20.7 million loss from debt extinguishment in 2013 related to both instruments. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the First Lien Term Loan.
The Company has $68.0 million of available borrowings under the Revolving Credit Facility as of December 31, 2013. Outstanding long-term debt and the interest rates in effect at December 31, 2013 and December 31, 2012 consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Revolving Credit Facility maturing 2016, 3.42% at December 31, 2013, based on LIBOR plus 3.25%.	$—	$41,000
First Lien Term Loan due 2017, 4.50%, based on 1.00% LIBOR floor plus 3.50%, less unamortized discount of $728 at December 31, 2013, effective rate of 4.71%	355,122	621,784
Second Lien Term Loan, extinguished on March 6, 2013	—	30,011
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $50,780 at December 31, 2013, effective rate of 5.83%	207,970	—
Capital Lease Obligations	—	26
Total Outstanding Debt	563,092	692,821
Less: Current Portion of Long-Term Debt	(6,586)	(4,681)
Long-Term Portion	$556,506	$688,140

Debt discount and issuance costs
The Company recorded $5.4 million, $11.0 million and $3.1 million of interest expense from amortizing debt issuance costs and discounts during the years ended December 31, 2013, 2012 and 2011, respectively.
The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. As of December 31, 2013, the Company has satisfied the excess cash flow payment requirements with the principal payments that have been made during the year. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2014 and reflected the estimate in the maturities for the year ended December 31, 2015. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. Total estimated principal payments due for the next five years are as follows (in thousands):

2014	$6,600
2015	66,000
2016	6,600
2017	276,650
2018	258,750
Total principal payments	$614,600

5. Business Combinations
The Company has accounted for the acquisition of Networks Solutions using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets and liabilities acquired and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated fair value of certain intangible assets. The goodwill from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is not expected to be deductible for tax purposes.
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

Goodwill decreased by approximately $3.5 million during the year ended December 31, 2012 primarily due to finalizing the Network Solutions’ income tax returns and from the correction of an immaterial error as further discussed in Note 1. The following table summarizes the Company’s final purchase price allocation based on the fair values of the assets acquired and liabilities assumed on October 27, 2011 (in thousands):

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

The customer relationships and developed technology intangible assets are being amortized over a weighted average period of 144 months and 47 months, respectively. The non-compete agreements were amortized over 12 months and are fully amortized as of December 31, 2012 and 2013. The domain/trade names have indefinite lives and are not amortized.
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
Pro Forma Condensed Consolidated Results of Operations
The Company has prepared unaudited condensed pro forma financial information to reflect the consolidated results of operations of the combined entities as though the Network Solutions acquisition had occurred on January 1, 2010 for the year ended December 31, 2011. The Company has made adjustments to the historical Web.com and Network Solutions financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. This pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Network Solutions for the entire periods presented.
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
The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

(unaudited)
Twelve months ended December 31, 2011
Revenue	$401,401
Net loss	$(128,200)
Basic loss per share:
Net loss per share	$(2.82)
Diluted loss per share:
Net loss per share	$(2.82)
Basic weighted-average common shares outstanding	45,470
Diluted weighted-average common shares outstanding	45,470
6. Restructuring Costs
The Company incurred approximately $0.3 million in restructuring costs during the year ended December 31, 2011, that related to the 2010 Register.com LP acquisition. The majority of the costs are for relocating and terminating former Register.com LP employees.
Also during 2011, the Company incurred approximately $9.2 million in restructuring costs related to the Network Solutions acquisition. Approximately $5.0 million of severance expense was recorded from terminating employees. In addition, the Company recorded $4.2 million of restructuring expense from exiting approximately 54 percent of Network Solutions headquarters office lease located in Herndon, Virginia. The cease use date was December 31, 2011. The reserve that has been established includes the present value of the future minimum lease payments related to the exited area offset by estimated sublease payments based on market values of comparable spaces in the region. The Company recorded another $0.3 million of severance related liabilities that were included in the purchase price allocation.
The Company incurred restructuring charges for future service required by certain Network Solutions employees up to their scheduled termination dates throughout 2012 as well as for relocating employees. During the year ended December 31, 2012, the Company recorded severance and relocation expenses of $0.8 million, net of forfeited benefits.
On March 31, 2012, the Company exited its sales and customer support call center located in Belleville, Illinois. A $0.2 million reserve for the future minimum lease payments was also recorded as restructuring expense during the year ended December 31, 2012. In addition, the net book value of the furniture and leasehold improvements was written off, resulting in a loss of $0.4 million which was recorded during the year ended December 31, 2012 in the general and administrative line item in the consolidated statement of comprehensive loss.
During September 2012, the Company early terminated its contract for telesales and marketing services with Red Ventures LLC and incurred a $1.5 million charge to exit the agreement. General Atlantic LLC is one of the Company's greater than 5 percent shareholders, and also has a 25 percent ownership interest in Red Ventures, see Note 17, Related Party Transactions, for additional information on the total expense between the Company and Red Ventures. The Company recorded the $1.5 million as restructuring charges in the consolidated statement of comprehensive loss during the year ended December 31, 2012.
In 2013, the Company terminated the portion of the Herndon, Virginia lease that was exited in the 2011 lease restructuring discussed above. As a result, an additional $1.7 million of restructuring charges were recorded in 2013. Included was $1.0 million of termination payments to be made in January 2014, the reversal of a $1.9 million tenant improvement asset and a $1.3 million restructuring liability. The tenant improvement asset and restructuring reserve were previously established in connection with the 2011 acquisition of Network Solutions.
The current portion of accrued restructuring as of December 31, 2013 and 2012 was $1.1 million and $1.5 million, respectively. The non-current accrued restructuring was $1.3 million as of December 31, 2012.
The table below summarizes the activity of accrued restructuring costs and other reserves during the years ended December 31, 2013 and 2012 (in thousands):

	December 31, 2012	Expense/(Benefit) *	Cash Payments	Change in Estimates/ Other	December 31, 2013
Contract termination costs	$2,469	$(214)	$(1,205)	$68	$1,118
Employee termination benefits and other restructuring costs	272	(32)	(85)	(134)	21
Total	2,741	$(246)	$(1,290)	$(66)	1,139
Non-current portion	(1,264)				—
Current portion	$1,477				$1,139
* Included in the $1.7 million of restructuring expense for the year ended December 31, 2013 is the reversal of a $1.9 million tenant improvement asset that was forfeited in connection with the Herndon, Virginia lease termination. The benefit in the table above reflects the termination payments (to be made in 2014) and the reversal of the restructuring reserve that was established in 2011.

	December 31, 2011	Expense/(Benefit)	Cash Payments	Change in Estimates/ Other	December 31, 2012
Contract termination costs	$3,341	$1,672	$(2,663)	$119	$2,469
Employee termination benefits and other restructuring costs	4,308	797	(4,833)	—	272
Total	$7,649	$2,469	$(7,496)	$119	$2,741
Non-current portion	(1,962)				(1,264)
Current portion	$5,687				$1,477

7. Goodwill and Intangible Assets
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2013 and December 31, 2012, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined there were no indicators of impairment.
The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the year ended December 31, 2013 and the year ended December 31, 2012, respectively (in thousands):

	December 31, 2013	December 31, 2012
Goodwill balance at beginning of period	$730,139	$733,656
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	627,845	631,362
Goodwill adjusted during the period (1)	—	(3,517)
Goodwill balance at end of period, net *	$627,845	$627,845

*Gross goodwill balances were $730.1 million as of December 31, 2013 and December 31, 2012. This includes accumulated impairment losses of $102.3 million.
(1)Goodwill decreased by approximately $3.2 million during the year ended December 31, 2012 primarily due to finalizing the Network Solutions' income tax returns. In addition, a decrease of approximately $0.3 million is due to the correction of an immaterial error as further discussed in Note 1.

The Company’s intangible assets are summarized as follows (in thousands):

			Weighted-average Amortization Period in Years as of
	December 31, 2013	December 31, 2012	December 31, 2013
Indefinite-lived intangible assets:
Domain/Trade names	$128,126	$128,075
Definite-lived intangible assets:
Customer relationships	285,135	285,135	9.5
Developed technology	187,563	187,563	2.8
Non-compete agreements and other *	4,108	4,108
Accumulated amortization	(203,011)	(135,178)
Total	$401,921	$469,703
* Fully amortized at December 31, 2013 and 2012

The weighted-average amortization period for the amortizable intangible assets as of December 31, 2013, is approximately 7.8 years. Total amortization expense was $67.8 million, $70.3 million and $25.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the amortization expense for the next five years is as follows (in thousands):

2014	$59,200
2015	36,543
2016	34,593
2017	25,446
2018	23,449
Thereafter	94,564
Total	$273,795

8. Property and Equipment
The Company's property and equipment are summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$416	$416
Depreciable assets:
Software	21,920	14,625
Computer equipment	38,964	34,083
Other equipment	6,606	6,331
Furniture and fixtures	4,674	4,640
Building and improvements	2,300	2,300
Leasehold improvements	3,364	2,392
Total depreciable assets	77,828	64,371
Accumulated depreciation	(36,154)	(24,708)
Property and equipment, net	$42,090	$40,079

Depreciation expense relating to depreciable assets amounted to $12.0 million, $8.6 million, and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, 2012 and 2011, the Company had unamortized computer software costs of $10.4 million, $8.0 million and $4.4 million, respectively. For the years ended December 31, 2013, 2012 and 2011, respectively, approximately $4.9 million, $3.4 million and $0.7 million of depreciation expense related to computer software was recorded.
9. Sale of Equity Method Investment
On May 31, 2012, the Company sold its interest in a joint venture named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. The Company acquired its 25.3% interest in OrangeSoda, Inc. as part of the Network Solutions acquisition on October 27, 2011. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million during the year ended December 31, 2012. Approximately $0.4 million of additional proceeds that were held in escrow were released in June 2013 as the representations and warranties were satisfied. The additional gain of $0.4 million from the sale was recorded during the year ended December 31, 2013.
10. Commitments
Operating Leases
The table below summarizes the Company's principal operating leases as of December 31, 2013:

	Location	Square Feet (Unaudited)	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	43,874	December 2020
Sales and customer support operations center	Hazleton, PA	39,429	January 2018
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	February 2014
Sales and customer support operations center	Jacksonville, FL	19,456	July 2019
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Technology administrative center	Atlanta, GA	10,235	December 2015
Technology administrative center	Buenos Aires, Argentina	10,000	December 2014
eCommerce operations center	Barrie, Ontario, Canada	5,774	May 2015
Technology data center	Atlanta, GA	4,000	May 2022

Rental expense for the leased facilities and equipment amounted to approximately $8.7 million, $6.4 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accrued rent expense was $1.7 million and $1.4 million as of December 31, 2013 and 2012, respectively.
As of December 31, 2013, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

Net Minimum Rental Payments
2014	$6,220
2015	5,874
2016	5,855
2017	5,946
2018	5,563
Thereafter	9,987
$39,445

Purchase Obligations
Purchase obligations include corporate and marketing related sponsorships, general operating purchase obligations and long-term service contracts for data storage. As of December 31, 2013, the Company’s unconditional purchase obligations are as follows (in thousands):

Payment Due
2014	$13,825
2015	14,096
2016	13,577
2017	12,293
2018	13,000
Thereafter	40,000
$106,791
Standby Letters of Credit
The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and to meet certain vendor requirements. The Company had approximately $3.0 million in standby letters of credit as of December 31, 2013, $2.0 million of which was drawn against the Company’s revolving credit facility.
11. Valuation Accounts
The Company's valuation accounts are summarized as follows (in thousands):

		Additions	Deductions
Description	Balance at beginning of year	Charged to income statement	Uncollectible accounts written off, net of recoveries	Balance at end of year
Year Ended December 31, 2011:
Allowance for doubtful accounts	$523	$3,812	$2,775	$1,560
Total	$523	$3,812	$2,775	$1,560

Year Ended December 31, 2012:
Allowance for doubtful accounts	$671	$1,334	$907	$1,098
Refund liability	889	6,541	6,191	1,239
Total	$1,560	$7,875	$7,098	$2,337

Year Ended December 31, 2013:
Allowance for doubtful accounts	$1,098	$2,162	$1,715	$1,545
Refund liability	1,239	7,758	7,600	1,397
Total	$2,337	$9,920	$9,315	$2,942

12. Fair Value
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
The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accruals carrying value approximates fair market value as of December 31, 2013 and December 31, 2012 due to the short maturity of these items. As of December 31, 2013, the fair value and carrying value of the Company’s total long term debt was $648.8 million and $563.1 million, respectively. As of December 31, 2012, the combined fair value and carrying value of the Company's First Lien and Second Lien Term Loans was $657.2 million and $651.8 million, respectively. The fair value of the First Lien Loan and the 2018 Notes, including the equity component, were calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of December 31, 2012.
13. Stock-Based Compensation
The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation-Stock Compensation.
Equity Incentive Plans
At December 31, 2013, the Company had multiple stock-based compensation plans that issue common stock options and restricted shares to employees. In addition, the Company’s plans provide for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues new shares of common stock upon the exercise of stock options and the granting of restricted shares. At December 31, 2013, approximately 2.2 million shares remain available for future issuance under these plans.
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
Stock Options
Compensation expense related to the Company's stock option plans were $10.0 million, $7.6 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had $17.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.2 years. During the years ended December 31, 2013, 2012 and 2011, 1.6 million, 1.7 million and 1.7 million common shares were issued from options exercised, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $25.7 million, $18.0 million, and $11.5 million, respectively. The fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $11.7 million, $7.0 million, and $3.8 million, respectively. The weighted-average grant-date fair value of an option granted during the years ended December 31, 2013, 2012, and 2011 was $10.01, $7.81, and $5.69, respectively.
The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility on the date of the grant. The expected life of options granted represents the period of time that they are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.70 - 1.40%	0.76 - 0.82%	0.88 - 2.10%
Dividend yield	—%	—%	—%
Expected life (in years)	5.07 - 5.31	5	5
Volatility	69 - 70%	70 - 71%	61 - 70%

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2012	6,812,579	$ 2.00 to 17.81	$9.63
Granted	1,426,453	$15.96 to 29.50	$17.06
Exercised	(1,618,670)	$ 2.00 to 29.50	$8.94
Forfeited	(264,639)	$ 3.43 to 29.50	$13.64
Expired	(22,354)	$ 4.15 to 26.69	$13.67
Balance, December 31, 2013	6,333,369	$ 3.43 to 29.50	$11.30	6.46	$129,777
Exercisable at December 31, 2013	3,887,872	$ 3.43 to 29.50	$9.64	5.29	$86,120

Price ranges of outstanding and exercisable options as of December 31, 2013 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.43 - $8.74	1,427,660	5.58	$6.35	1,305,171	$6.42
$8.90 - $9.97	1,671,971	3.93	$9.34	1,413,025	$9.23
$10.00 - $13.29	1,822,485	7.48	$12.54	790,400	$12.33
$15.39 - $19.24	1,325,260	9.00	$16.28	373,425	$16.46
$26.69 - $29.50	85,993	9.59	$28.53	5,851	$27.89
	6,333,369			3,887,872

Restricted Stock
Restricted stock is not transferable until vested. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which generally ranges between one and four years.
Compensation expense related to restricted stock plans for the years ended December 31, 2013, 2012 and 2011 was approximately $8.4 million, $4.3 million and $2.9 million, respectively. As of December 31, 2013, there was approximately $10.3 million of unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.1 years. During the year ended December 31, 2013, approximately 0.3 million shares totaling approximately $6.3 million were withheld by the Company for minimum income tax withholding requirements. During the years ended December 31, 2013, 2012 and 2011, 0.7 million, 0.5 million and 0.3 million restricted common shares were granted, respectively.
The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2013:

Restricted Stock Activity	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2012	1,519,751	$8.27
Granted	736,253	$16.23
Forfeitures	—	$—
Lapse of restriction	(930,292)	$8.48
Restricted stock outstanding at December 31, 2013	1,325,712	$13.22

14. Common Shares Reserved
The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2013	2012	2011
Outstanding stock options	6,333,369	6,812,579	7,117,787
Options available for future grants and other awards	2,165,696	3,261,242	4,641,074
Total common shares reserved	8,499,065	10,073,821	11,758,861

15. Income Taxes
The provision (benefit) for income taxes from continuing operations consisted of the following for the years ended December 31, (in thousands):

	2013	2012	2011
Current expense (benefit):
Federal	$—	$4	$(325)
State	(31)	134	(60)
Foreign	489	953	413
Deferred expense (benefit):
Federal	16,679	(13,500)	(47,234)
State	4,229	(4,000)	(3,140)
Foreign	(39)	(329)	262
Total tax expense (benefit)	$21,327	$(16,738)	$(50,084)

Gain on sale of discontinued operations included in the Consolidated Statements of Comprehensive Loss includes income tax expense of $0, $0, and $125 thousand, for 2013, 2012, and 2011, respectively.
As of December 31, 2013 and 2012, the Company had federal net operating loss carry forwards (“NOLs”) of approximately $334.9 million and $331.2 million, respectively, which expire in varying amounts beginning in 2020 through 2033. Included in the amount of NOLs as of December 31, 2013 and 2012 is $50.7 million and $30.8 million of stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”), respectively, which will be credited to additional paid-in-capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table below. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $230.6 million and $246.8 million of the NOLs at December 31, 2013 and 2012, respectively, will be available during the carry forward period. The deferred tax asset related to the net federal NOL carry forward values of $230.6 million and $246.8 million related to December 31, 2013 and 2012, respectively, is included in the table below.
As of December 31, 2013, the Company had state NOLs of approximately $342.4 million, the substantial portion of which expires in varying amounts beginning in 2020 through 2033. As of December 31, 2012, the Company had state NOLs of approximately $336.6 million.
As of December 31, 2013 and 2012, the Company had a Foreign Tax Credit (“FTC”) carry forward of approximately $1.2 million and $1.3 million, respectively. The FTCs are related to taxes paid in Canada and begin to expire in 2017. As of

December 31, 2013 and 2012, the Company had Research & Development (“R&D”) Tax Credit carry forwards of approximately $0.5 million. The R&D credits begin to expire in 2028. As of December 31, 2013 and 2012, the Company had Alternative Minimum Tax (“AMT”) Credit carry forwards of approximately $1.6 million which do not expire.
In establishing its deferred tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred tax assets and liabilities are measured and recorded using currently enacted tax rates, which the Company expects will apply to taxable income in the years in which those temporary differences are recovered or settled.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2013	2012
Deferred tax assets:
Current:
NOLs	$29,524	$12,774
Deferred revenue	37,383	24,856
Other current deferred tax assets	6,062	6,629
	72,969	44,259
Less: valuation allowance	(26,768)	(14,968)
Net current deferred tax assets	46,201	29,291
Noncurrent:
Deferred revenue	31,427	25,229
NOLs	63,333	85,338
Other deferred tax assets	19,678	20,101
	114,438	130,668
Less: valuation allowance	(41,577)	(38,874)
Net noncurrent deferred tax assets	72,861	91,794
Deferred tax liabilities:
Current:
Other liabilities	10,883	11,399
Total current deferred tax liabilities	10,883	11,399
Noncurrent:
Intangible basis	151,663	149,964
Discount on 2018 Notes	17,540	—
Other liabilities	6,079	5,956
Total noncurrent deferred tax liabilities	175,282	155,920
Net current deferred tax asset	35,318	17,892
Net noncurrent deferred tax liability	(102,421)	(64,126)
Net deferred tax liability	(67,103)	(46,234)

In 2013, noncurrent DTLs increased $18.4 million related to the initial recognition of the tax basis difference associated with the 2018 Notes which was recorded as an adjustment to APIC.  This difference represents a source of future taxable income for which the Company determined $18.4 million of the pre-existing valuation allowance was no longer required based on the planned reversal of this taxable temporary difference.  The tax benefit related to this decrease in valuation allowance was recorded as an adjustment to APIC.  As a result, income tax expense did not change from the 2018 Notes and there was no net tax impact to the equity component recorded in APIC from the issuance of these convertible notes.

The valuation allowance increased by $14.5 million and $38.4 million, during the years ended December 31, 2013 and 2012, respectively. The change in valuation allowance for 2013 includes a decrease of $18.4 million that was recorded as an adjustment to APIC.
The change in valuation allowance in 2012 of $38.4 million includes $3.1 million associated with the deferred tax effect of the final purchase accounting adjustments from the Network Solutions acquisition. The Company’s net DTL of $46.2 million at December 31, 2012, consists of non-reversing DTLs and net foreign DTLs.
The change in valuation allowance in 2011 is comprised of a tax benefit of $28.4 million reduced by the $2 million valuation allowance recorded through purchase accounting related to the Network Solutions acquisition. The change in valuation allowance from 2010 to 2011 was primarily due to the release of the valuation allowance as a result of the Network Solutions acquisition. As a result of the acquisition, the Company determined that some of our existing DTAs will more likely than not be realized by the combined enterprise through the reversal of the DTLs. Under ASC 805-740, a change in an acquirer’s valuation allowance for a deferred tax asset that results from a change in the acquirer’s circumstances caused by a business combination should be accounted for as an event separate from the business combination. As a result, changes in an acquirer’s valuation allowances that stem from a business combination should be recognized as an element of the acquirer’s deferred income tax expense (benefit) in the reporting period that includes the business combination. Therefore, the Company released $32.7 million of the pre-acquisition valuation allowance in recognition of the Network Solutions net DTLs that are projected to be realized within the relevant reversal period.
The valuation allowance at December 31, 2013 of $68.3 million relates to the portion of federal and state NOLs and certain capital loss and tax credit carry forwards that are not more likely than not to be realized based on the expected reversals of our DTLs within the applicable carry forward periods and existing Section 382 limitations.
The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following for the years ended December 31:

	2013	2012	2011
U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes (net of federal tax benefit)	(7.8)	(5.3)	(4.4)
Stock-based compensation	1.7	0.6	0.5
Change in valuation allowance	74.3	27.6	(45.4)
Prior year adjustments	1.7	0.2	(6.8)
Transaction costs	—	—	3.7
Non-deductible compensation costs	3.1	0.4	0.8
Change in tax rate	9.4	(1.5)	2.0
Unremitted foreign earnings and profits	(0.7)	0.2	2.1
Other	0.4	(0.2)	1.5
Income tax expense (benefit)	48.1%	(12.0)%	(80.0)%

The Company applies ASC 740 , Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company is subject to audit by the IRS and various states generally for all years since inception. The Company is subject to audit by the Canada Revenue Agency generally for four years. During 2013, the IRS began an examination of the Company's federal income tax return for the fiscal year 2011. However, based on the current audit status, the Company does not believe there will be any material impact on its consolidated financial statements from unrecognized tax positions over the next 12 months.
The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2010	$869
Additions in unrecognized tax benefits – prior year tax positions	791
Additions in unrecognized tax benefits – current year tax positions	93
Reductions in unrecognized tax benefits – current year tax positions	—
Foreign exchange gains and losses	(4)
Balance at December 31, 2011	$1,749
Additions in unrecognized tax benefits – prior year tax positions	697
Additions in unrecognized tax benefits – current year tax positions	24
Reductions in unrecognized tax benefits – current year tax positions	—
Foreign exchange gains and losses	6
Balance at December 31, 2012	$2,476
Additions in unrecognized tax benefits – prior year tax positions	337
Additions in unrecognized tax benefits – current year tax positions	287
Reductions in unrecognized tax benefits – current year tax positions	—
Foreign exchange gains and losses	—
Balance at December 31, 2013	$3,100
As of December 31, 2013 and 2012, the Company had approximately $0.7 million of total unrecognized tax benefits, which could favorably affect the effective rate. In addition, the Company recorded $74 thousand, $58 thousand, and $27 thousand during 2013, 2012, and 2011, respectively, of accrued interest and penalties on the unrecognized tax benefits. The total amount of accrued interest and penalties as of December 31, 2013 and December 31, 2012, was $299 thousand and $225 thousand, respectively.
The Company’s undistributed foreign earnings of approximately $2.0 million as of December 31, 2013 related to its Canadian subsidiary, Web.com Canada, Inc., and its Argentine subsidiary, NCIT S.R.L., are considered to be indefinitely reinvested into these foreign jurisdictions. Accordingly, the Company has not provided deferred taxes on these earnings. If these earnings were repatriated, the incremental US tax liability would not be material given the Company’s current US tax position and related valuation allowance.
16. Employee Savings Plans
The Company has a qualifying defined contribution 401(k) plan under the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company recorded contribution expense of $1.0 million, $0.8 million and $0.5 million for 2013, 2012, and 2011, respectively.
Effective July 1, 2012, the Company established an unfunded deferred compensation defined contribution plan for key management and highly compensated employees. The purpose of the plan is to provide a select group of employees who contribute significantly to the future business success of the Company with supplemental retirement income benefits through the deferral of base salary and other compensation and through additional discretionary company matching contributions. Deferral elections are made at the discretion of the employee and would be an amount or percentage of the employee’s compensation. Each plan year, the Company may, but need not, make a matching contribution to the plan on behalf of the participant. In addition, matching contributions need not be uniform among participants. The Company recorded contribution expense of $49 thousand and $56 thousand for the years ended December 31, 2013 and 2012, respectively.
Also, effective July 1, 2012, the Company established an unfunded supplemental retirement defined contribution plan for key management. The purpose of the plan is to provide a select group of management or highly compensated employees who contribute significantly to the future business of the company with supplemental retirement income through discretionary company contributions. Each plan year, the Company may, but is not required to, make a discretionary contribution to the plan on behalf of a participant. The Company is under no obligation to make a contribution for the plan year and contributions need not be uniform among participants. The Company recorded contribution expense of $0.7 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively.

17. Related Party Transactions

The Company outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC is one of the Company’s greater than 5 percent shareholders, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. The Company incurred approximately $1.4 million, $0.9 million and $0.2 million of expense for data center services during the years ended December 31, 2013, 2012 and 2011, respectively.
The Company outsourced telesales and marketing expenses to Red Ventures LLC ("Red Ventures). General Atlantic LLC is one of the Company's greater than 5 percent shareholders, and also has a 25 percent ownership interest in Red Ventures. The Company incurred approximately $18.0 million and $2.8 million of expense for sales and marketing services provided by Red Ventures during the years ended December 31, 2012 and 2011, respectively. Effective September 30, 2012, the Company elected to terminate its agreement with Red Ventures and transfer responsibility for Telesales operations from Red Ventures to Network Solutions. The Company incurred a transition buy-out fee of $1.5 million which was recorded as a restructuring charge in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2012. The Company paid transition buy-out fees of $0.4 million during the year ended December 31, 2013. As of December 31, 2012, the Company had $0.4 million payable to Red Ventures.
18. Contingencies
The Company and our subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with intellectual property, our customer and vendor contracts or employment related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at December 31, 2013. In addition, there were no material legal matters for which an estimate could not be made.
19. Quarterly Results for 2013 and 2012 (Unaudited)

(in thousands, except per share amounts)

		Quarter Ended
		March 31		June 30		September 30		December 31		Total Year
2013
	Revenue	$115,546		$120,448		$125,197		$131,124		$492,315
	Operating (loss) income	$(2,490)		$1,913		$4,457		$6,361		$10,241
	Net loss	$(46,503)	(1)	$(9,744)		$(5,988)	(2)	$(3,429)		$(65,664)
	Basic EPS	$(0.97)		$(0.20)		$(0.12)		$(0.07)		$(1.34)
	Diluted EPS	$(0.97)		$(0.20)		$(0.12)		$(0.07)		$(1.34)
2012
	Revenue	$91,514		$98,947		$105,753		$111,432		$407,646
	Operating loss	$(18,542)		$(11,242)		$(5,621)		$(605)		$(36,010)
	Net loss	$(29,779)		$(19,059)	(3)	$(21,502)		$(51,877)	(4)	$(122,217)
	Basic EPS	$(0.65)		$(0.41)		$(0.45)		$(1.10)		$(2.61)
	Diluted EPS	$(0.65)		$(0.41)		$(0.45)		$(1.10)		$(2.61)

(1)
Included in the quarter ended March 31, 2013 is a $19.5 million loss on debt extinguishment. The Company repriced its First Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Revolving Credit Facility to $70 million. The proceeds received from the additional First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million.The net proceeds were used to pay down the First Lien Term Loan and the Revolving Credit Facility.

(2)
Included in the quarter ended September 30, 2013 is a $1.2 million loss on debt extinguishment. In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018.

(3)
Included in the quarter ended June 30, 2012, the Company sold its interest in an equity method investment named OrangeSoda, Inc., a Nevada corporation in the business of developing, marketing, selling and providing search engine marketing and optimization services for small businesses. In June 2012, the Company received proceeds of $7.2 million from the buyer and recorded a gain of $5.2 million.

(4)
Included in the quarter ended December 31, 2012 is a $42.0 million loss on debt extinguishment. In November 2012, the Company repriced its First Lien Term Loan and increased the amount of available borrowings under its revolving credit facility. The terms of the Second Lien Term Loan were unchanged by the repricing. However, the Company used the $60 million of proceeds from increasing the First Lien Term Loan, $20 million from the revolving credit facility and $8 million of cash on hand to repay $88 million of the Second Lien Term Loan.

2. Financial Statement Schedules
The information required by Schedule II, Valuation and Qualifying Accounts, is included in the Consolidated Financial Statements. All other financial statement schedules are applicable.

3. Exhibits.
INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among the Company, Augusta Acquisition Sub, Inc., and Web.com, Inc. (1)
2.2	Purchase Agreement among the Company, Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (2)
2.3	Purchase Agreement among Web.com Group, Inc., Net Sol Holdings LLC and GA-Net Sol Parent, LLC, dated August 3, 2011. (3)
3.1	Amended and Restated Certificate of Incorporation of the Company. (4)
3.2	Amended and Restated Bylaws of the Company. (5)
3.3	Certificate of Ownership and Merger of Registration (6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (6)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (7)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (7)
10.1	1999 Equity Incentive Plan and forms of related agreements. (4)†
10.2	2005 Equity Incentive Plan and forms of related agreements. (4)†
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements. (4)†
10.4	2005 Employee Stock Purchase Plan. (4)†
10.5	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors. (4)
10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Web.com Group, Inc. 2008 Equity Incentive Plan. (5)†
10.7	Executive Severance Benefit Plan (8)†
10.8	2008 Equity Incentive Plan. (9)†
10.9	2008 Equity Incentive Plan forms of related agreements. (10) †
10.10	2009 Inducement Award Plan and form of related Option Grant Notice. (11)†
10.11	2010 Inducement Award Plan and related agreements. (12)†
10.12	2011 Inducement Award Plan. (13)†
10.13	Company Supplemental Executive Retirement Plan. (14)†
10.14	Company Non-Qualified Deferred Compensation Plan. (14)†
10.15	Trust Agreement between the Company and Reliance Trust Company. (14)†
10.16	Amended and Restated Employment Agreement between the Company and David L. Brown. (15)†
10.17	Amended and Restated Employment Agreement between the Company and Kevin M. Carney. (15)†
10.18	Amendment to Employment Arrangement with Jason Teichman. (16)†
10.19	Compensatory Arrangements of certain officers. (17)†
10.20	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (18)
10.21	Amended and Restated First Lien Credit Agreement, dated March 6, 2013. (19)
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (20)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 1, 2013.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)
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

†        Management contract or compensatory plan or arrangement.
*                   The XBRL information is being furnished with this Form 10-K, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

February 28, 2014	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 28, 2014:

Name	Title
/s/ David L. Brown	Chairman, President, Chief Executive Officer (Principal Executive Officer)
David L. Brown
/s/ Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Carney
/s/ Timothy I. Maudlin	Lead Director
Timothy I. Maudlin
/s/ Hugh M. Durden	Director
Hugh M. Durden
/s/ Philip J. Facchina	Director
Philip J. Facchina
/s/ Anton J. Levy	Director
Anton J. Levy
/s/ Robert S. McCoy, Jr.	Director
Robert S. McCoy, Jr.
/s/ Deborah H. Quazzo	Director
Deborah H. Quazzo

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among the Company, Augusta Acquisition Sub, Inc., and Web.com, Inc. (1)
2.2	Purchase Agreement among the Company, Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (2)
2.3	Purchase Agreement among Web.com Group, Inc., Net Sol Holdings LLC and GA-Net Sol Parent, LLC, dated August 3, 2011. (3)
3.1	Amended and Restated Certificate of Incorporation of the Company. (4)
3.2	Amended and Restated Bylaws of the Company. (5)
3.3	Certificate of Ownership and Merger of Registration (6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (6)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (7)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (7)
10.1	1999 Equity Incentive Plan and forms of related agreements. (4)†
10.2	2005 Equity Incentive Plan and forms of related agreements. (4)†
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements. (4)†
10.4	2005 Employee Stock Purchase Plan. (4)†
10.5	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors. (4)
10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Web.com Group, Inc. 2008 Equity Incentive Plan. (5)†
10.7	Executive Severance Benefit Plan (8)†
10.8	2008 Equity Incentive Plan. (9)†
10.9	2008 Equity Incentive Plan forms of related agreements. (10) †
10.10	2009 Inducement Award Plan and form of related Option Grant Notice. (11)†
10.11	2010 Inducement Award Plan and related agreements. (12)†
10.12	2011 Inducement Award Plan. (13)†
10.13	Company Supplemental Executive Retirement Plan. (14)†
10.14	Company Non-Qualified Deferred Compensation Plan. (14)†
10.15	Trust Agreement between the Company and Reliance Trust Company. (14)†
10.16	Amended and Restated Employment Agreement between the Company and David L. Brown. (15)†
10.17	Amended and Restated Employment Agreement between the Company and Kevin M. Carney. (15)†
10.18	Amendment to Employment Arrangement with Jason Teichman. (16)†
10.19	Compensatory Arrangements of certain officers. (17)†
10.20	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (18)
10.21	Amended and Restated First Lien Credit Agreement, dated March 6, 2013. (19)
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (20)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 1, 2013.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)
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

†        Management contract or compensatory plan or arrangement.
*                   The XBRL information is being furnished with this Form 10-K, not filed.