Form 10-Q
period 2014-03-31
WEB.COM GROUP, INC.
filed 2014-05-02
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock, par value $0.001 per share, outstanding as of April 28, 2014: 51,778,062

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenue	$133,843	$115,546

Cost of Revenue	46,586	42,640

Gross profit	87,257	72,906
Operating expenses:
Sales and marketing	37,533	33,364
Research and development	7,198	8,212
General and administrative	13,742	13,780
Depreciation and amortization	19,239	20,040
Total operating expenses	77,712	75,396
Income (loss) from operations	9,545	(2,490)

Interest expense, net	(7,492)	(9,951)
Loss from debt extinguishment	—	(19,526)
Net income (loss) before income taxes	2,053	(31,967)
Income tax expense	(1,563)	(14,536)
Net income (loss)	$490	$(46,503)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(2)	9
Total comprehensive income (loss)	$488	$(46,494)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended March 31,
	2014	2013
Basic earnings per share:
Net income (loss) per common share	$0.01	$(0.97)
Diluted earnings per share:
Net income (loss) per common share	$0.01	$(0.97)

Basic weighted average common shares	50,334	48,085
Diluted weighted average common shares	54,583	48,085

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,228	$13,806
Accounts receivable, net of allowance of $1,560 and $1,545, respectively	20,565	17,062
Prepaid expenses	12,173	7,348
Deferred expenses	64,387	62,073
Deferred taxes	30,477	35,318
Other current assets	8,901	2,837
Total current assets	151,731	138,444

Property and equipment, net	41,652	42,090
Deferred expenses	55,883	57,235
Goodwill	630,432	627,845
Intangible assets, net	392,100	401,921
Other assets	4,990	10,224
Total assets	$1,276,788	$1,277,759

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,874	$10,351
Accrued expenses	12,182	14,449
Accrued compensation and benefits	5,212	13,423
Deferred revenue	217,282	208,856
Current portion of debt	52,593	6,586
Other liabilities	4,968	3,651
Total current liabilities	300,111	257,316

Deferred revenue	190,438	186,539
Long-term debt	507,003	556,506
Deferred tax liabilities	98,991	102,421
Other long-term liabilities	6,033	4,932
Total liabilities	1,102,576	1,107,714
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 51,757,187 and 51,193,230 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	52	51
Additional paid-in capital	531,779	528,101
Accumulated other comprehensive income	18	20
Accumulated deficit	(357,637)	(358,127)
Total stockholders' equity	174,212	170,045
Total liabilities and stockholders' equity	$1,276,788	$1,277,759
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$490	$(46,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from debt extinguishment	—	12,286
Depreciation and amortization	19,239	20,040
Stock based compensation	4,504	6,365
Deferred income taxes	1,411	14,217
Amortization of debt issuance costs	2,719	577
Changes in operating assets and liabilities:
Accounts receivable, net	(3,173)	(1,747)
Prepaid expenses and other assets	(4,085)	(5,098)
Deferred expenses	(941)	460
Accounts payable	(3,706)	2,045
Accrued expenses and other liabilities	(795)	2,469
Accrued compensation and benefits	(8,243)	(11,133)
Accrued restructuring costs and other reserves	(1,139)	(731)
Deferred revenue	12,325	17,786
Net cash provided by operating activities	18,606	11,033
Cash flows from investing activities
Business acquisitions, net of cash acquired	(7,437)	—
Capital expenditures	(2,921)	(4,496)
Net cash used in investing activities	(10,358)	(4,496)
Cash flows from financing activities
Stock issuance costs	(24)	(2)
Common stock repurchased	(4,956)	(5,666)
Payments of long-term debt	(15,000)	(669,576)
Proceeds from exercise of stock options	4,154	1,085
Proceeds from borrowings on long-term debt	—	658,350
Proceeds from borrowings on revolving credit facility	9,000	10,000
Debt issuance costs	—	(2,322)
Net cash used in financing activities	(6,826)	(8,131)
Net increase (decrease) in cash and cash equivalents	1,422	(1,594)
Cash and cash equivalents, beginning of year	13,806	15,181
Cash and cash equivalents, end of period	$15,228	$13,587
Supplemental cash flow information
Interest paid	$5,526	$15,635
Income tax paid (received)	$191	$(31)
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. ("Web.com" or the "Company") provides a full range of internet services to small businesses to help them compete and succeed online. Web.com is a global domain registrar and meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products, eCommerce solutions and call center services. For more information about the Company, please visit http://www.web.com. The information obtained on or accessible through the Company's website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q.

The Company has reviewed the criteria of Accounting Standards Codification (“ASC”) 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, web services and products.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2014, the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2014 and 2013, the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2014, and the Company’s results of operations for the three months ended March 31, 2014 and 2013 and the cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on February 28, 2014 and any subsequently filed current reports on Form 8-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of domain name inventory and intangible assets, including trade names, customer relationships and developed technology. The activities of the business acquired includes daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The Company paid $7.4 million during the three months ended March 31, 2014 for this business. In addition, the Company recorded a $1.0 million holdback liability payable to KeyDrive S. A. in February 2015, subject to certain working capital adjustments.
The Company has accounted for the acquisition of the SnapNames Business using the acquisition method as required in ASC 805, Business Combinations. As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is expected to be deductible for tax purposes.
The Company is still reviewing information surrounding accounts payable, accrued expenses and income tax considerations resulting from the acquisition, as well as determining the fair value of intangible assets, which may result in changes to the Company's preliminary purchase price allocation during the measurement period.
3. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted net income (loss) per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares. However, as of March 31, 2013, 9.2 million share-based awards have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three months ended March 31, 2014.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net income (loss)	$490	$(46,503)

Basic weighted average common shares	50,334	48,085
Diluted effect of stock options	3,546	—
Diluted effect of restricted shares	703	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—
Diluted weighted average common shares	54,583	48,085
Basic earnings per share:
Net income (loss) per common share	$0.01	$(0.97)
Diluted earnings per share:
Net income (loss) per common share	$0.01	$(0.97)

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31,

2013, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the three months ended March 31, 2014.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively (in thousands):

	March 31, 2014	December 31, 2013
Goodwill balance at beginning of period	$730,139	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	627,845	627,845
Goodwill acquired during the period (1)	2,587	—
Goodwill balance at end of period, net *	$630,432	$627,845

*Gross goodwill balances were $732.7 million as of March 31, 2014 and $730.1 million as of December 31, 2013. These include accumulated impairment losses of $102.3 million.
(1) The increase of $2.6 million is from the SnapNames acquisition. See Note 2, Business Combinations, for additional information.

The Company’s intangible assets are summarized as follows (in thousands):

			Weighted-average Amortization Period in Years as of
	March 31, 2014	December 31, 2013	March 31, 2014
Indefinite-lived intangible assets:
Domain/Trade names	$129,699	$128,126
Definite-lived intangible assets:
Customer relationships	286,565	285,135	9.3
Developed technology	190,857	187,563	2.8
Non-compete agreements and other *	4,108	4,108
Accumulated amortization	(219,129)	(203,011)
Total	$392,100	$401,921
*Fully amortized at March 31, 2014 and December 31, 2013

The weighted-average amortization period for the amortizable intangible assets remaining as of March 31, 2014 is approximately 7.7 years. Total amortization expense was $16.2 million and $17.3 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the amortization expense for the next five years is as follows (in thousands):

2014 (remainder of year)	$43,682
2015	37,342
2016	35,391
2017	26,244
2018	24,248
Thereafter	95,494
Total	$262,401

5. Restructuring Costs

Accrued restructuring as of March 31, 2014 and December 31, 2013 was $0 and $1.1 million, respectively. Payments to terminate the Herndon, Virginia lease of $1.1 million were made during the three months ended March 31, 2014.

6. Long-term Debt

1% Senior Convertible Notes due August 15, 2018

In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. Proceeds, net of original issuance discounts and debt issuance costs, of $252.3 million were received from the 2018 Notes. The net proceeds were used to pay down $208.0 million of the First Lien Term Loan and $43.0 million of the Revolving Credit Facility. The First Term Loan and Revolving Credit Facility are discussed below.

The Company may not redeem the 2018 Notes prior to August 20, 2016. On or after August 20, 2016, the Company may redeem for cash any or all of the 2018 Notes, at our option, if the last reported sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Subsequent to December 31, 2013, holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. In addition, holders may also convert their notes any time prior to May 15, 2018 if during the five business days after any five consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of our common stock and the conversion rate if the Company calls the notes for redemption; or upon the occurrence of specified corporate events.

Prior to August 20, 2016, the 2018 Notes are also redeemable or convertible upon certain fundamental changes, as defined in the indenture, which may require us to purchase the 2018 Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2018 Notes to be purchased, plus any accrued and unpaid interest to, but not including, the purchase date. The 2018 Notes are senior unsecured obligations and will be effectively junior to any of our existing and future secured indebtedness, including our borrowings under our First Lien Credit Agreement (discussed below).

The Company determined that the embedded conversion option in the 2018 Notes is not required to be separately accounted for as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The 2018 Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and Other Options, which requires the Company to separate a liability component and an equity component from the proceeds received. The carrying amount of the liability component at the time of the transaction of $204.4 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated equity component. The fair value of the liability component was subtracted from the initial proceeds and the remaining amount of $47.8 million was recorded as the equity component. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life using the effective interest method.

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

As of March 31, 2014 and December 31, 2013, the carrying value of the debt and equity component was $210.4 million and $47.8 million and $208.0 million and $47.8 million, respectively. The unamortized debt discount of $48.4 million as of March 31, 2014 will be amortized over the remaining life of the 2018 Notes using the effective interest method.

First Lien Credit Agreement

On October 27, 2011, the Company entered into credit facilities, pursuant to (i) a First Lien Credit Agreement, dated as of October 27, 2011, by and among the Company, J. P. Morgan Securities LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents; Goldman Sachs Lending Partners LLC and SunTrust Bank, as Co-Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time to time party thereto ("the First Lien Credit Agreement") and (ii) a Second Lien Credit Agreement, dated as of October 27, 2011 (the “Second Lien Credit Agreement”). The First Lien Credit Agreement originally provided for (i) a six -year first lien term loan (the “First Lien Term Loan”) and (ii) a five -year first lien revolving credit facility (the “Revolving Credit Facility”). The Second Lien Credit Agreement originally provided for a seven -year second lien term loan (the “Second Lien Term Loan”).
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

The repricing of the First Lien Term Loan and the payoff of the Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishment, the Company recorded a $19.5 million loss from debt extinguishment from accelerating unamortized deferred financing fees and loan origination discounts during the three months ended March 31, 2013. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the First Lien Term Loan.

Outstanding long-term debt and the interest rates in effect at March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Revolving Credit Facility maturing 2016, 3.40% at March 31, 2014, based on LIBOR plus 3.25%.	$9,000	$—
First Lien Term Loan due 2017, 4.50%, based on 1.00% LIBOR floor plus 3.50%, less unamortized discount of $634 at March 31, 2014, effective rate of 4.70%	340,216	355,122
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $48,370 at March 31, 2014 effective rate of 5.88%	210,380	207,970
Total Outstanding Debt	559,596	563,092
Less: Current Portion of Long-Term Debt	(52,593)	(6,586)
Long-Term Portion	$507,003	$556,506

Debt discount and issuance costs

The Company recorded $2.7 million and $0.6 million expense from amortizing debt issuance costs and discount costs during the three months ended March 31, 2014 and 2013, respectively.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2014 and reflected the estimate as current maturities, net of prepayments made through March 31, 2014. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. Total estimated principal payments due for the next five years as of March 31, 2014 are as follows:

Year 1	$52,691
Year 2	6,600
Year 3	15,600
Year 4	274,959
Year 5	258,750
Total principal payments	$608,600

7. Fair Value

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of March 31, 2014 and December 31, 2013 due to the short maturity of these items. As of March 31, 2014, the fair value and carrying value of the Company’s total long term debt was $649.8 million and $559.6 million, respectively. As of December 31, 2013, the combined fair value and carrying value of the Company's total long term debt was $648.8 million and $563.1 million, respectively. The fair value of the First Lien Loan and the 2018 Notes, including the equity component, were calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of March 31, 2014 and December 31, 2013.

8. Income Taxes

The Company recognized income tax expense of $1.6 million and $14.5 million during the three months ended March 31, 2014 and 2013, respectively, based on its effective tax rate. The Company's estimated annual effective tax rate for the three months ended March 31, 2014 reflects an increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income for 2014.

9. Stock-Based Compensation

Stock Options

Compensation costs related to the Company’s stock option plans were $2.8 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, 0.4 million and 0.1 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended March 31, 2014 and 2013 was approximately $1.7 million and $4.1 million, respectively. During the three months ended March 31, 2014, approximately 0.2 million shares totaling approximately $5.0 million were withheld by the Company for minimum income tax withholding requirements. During the three months ended March 31, 2014 and 2013, 0.3 million and 0.7 million restricted common shares were granted, respectively.

10. Related Party Transactions

The Company outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC was one of the Company’s greater than 5 percent shareholder as of March 31, 2013, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the Company's acquisition of Network Solutions and commenced on October 27, 2011 upon the consummation of that acquisition. The Company incurred approximately $0.4 million of expense for data center services during each of the three months ended March 31, 2014 and 2013.

11. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.0 million in standby letters of credit as of March 31, 2014, $2.0 million of which was drawn against the Revolving Credit Facility.

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to their business and arise out of or are related to claims made in connection with Web.com's customer and vendor contracts and employment related disputes. The Company believes that the resolution of these legal actions will not have a material adverse effect on its financial position or results of operations. There were no material legal matters that were reasonably possible and estimable at March 31, 2014.

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

Overview

Web.com Group, Inc. ("Web.com", "the Company" or "We") provides a full range of internet services to small businesses to help them compete and succeed online. Web.com is a global domain registrar and meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products, eCommerce solutions and call center services. For more information about the company, please visit http://www.web.com. The information obtained on or accessible through our website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $7.4 million and $12.5 million for the three months ended March 31, 2014 and 2013, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Operating Expenses

Sales and Marketing Expense

Our direct marketing expenses include the costs associated with the online marketing channels we use to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

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

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are expected to increase during 2014, but remain relatively flat as a percentage of revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we realize a full year's impact of depreciation from the data centers, as well as from internally developed software projects. Amortization expense is expected to decrease as certain intangible assets become fully amortized during 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

Results of Operations

Comparison of the results for the three months ended March 31, 2014 to the results for the three months ended March 31, 2013

The following table sets forth our key business metrics:

	Three months ended March 31,
	2014	2013
	(unaudited)
Net subscriber additions	50,618	21,373
Churn	1%	1%
Average revenue per user (monthly)	$14.75	$13.89

Net subscribers increased by 50,618 customers during the three months ended March 31, 2014, as compared to an increase of 21,373 during the three months ended March 31, 2013. Churn remained at a low level of 1% during the three months ended March 31, 2014. The increase in customers and the maintenance of our low churn level is primarily due to our increased marketing efforts in prior periods, as well as during the first quarter ended March 31, 2014.

The average revenue per user was $14.75 during the three months ended March 31, 2014, as compared to $13.89 during the same prior year period ended March 31, 2013. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended March 31,
	2014	2013
	(unaudited, in thousands)
Revenue:
Subscription	$131,784	$113,280
Professional services and other	2,059	2,266
Total revenue	$133,843	$115,546

Total revenue increased 16% to $133.8 million in the three months ended March 31, 2014 from $115.5 million in the three months ended March 31, 2013. Total revenue during the three months ended March 31, 2014 and 2013, includes the unfavorable impact of $7.4 million and $12.5 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $5.2 million during the three months ended March 31, 2014 compared to the same prior period. The remaining $13.1 million increase in revenue during the three months ended March 31, 2014 is driven principally by an increase in domain registration and domain-related services and to increases in sales of our custom website product, online marketing and search engine products and services to new and existing customers. Advertising revenue also increased during the three months ended March 31, 2014 when compared to the same prior year period.

Subscription Revenue. Subscription revenue increased 16% during the three months ended March 31, 2014 to $131.8 million from $113.3 million during the three months ended March 31, 2013. The increase is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 9% to $2.1 million in the three months ended March 31, 2014 from $2.3 million in the three months ended March 31, 2013 due to a slightly lower volume of custom website design revenue.

Cost of Revenue

	Three months ended March 31,
	2014	2013
	(unaudited, in thousands)
Cost of revenue	$46,586	$42,640

Cost of Revenue. Cost of revenue increased 9% or $3.9 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Costs of revenue as a percentage of total revenue was slightly lower during the three months ended March 31, 2014 compared to the same prior year period. The overall cost increase included $4.3 million from domain registration costs partly offset by $0.9 million of lower online marketing and advertising costs.

Our gross margin increased from 63% during the three months ended March 31, 2013 to 65% during the three months ended March 31, 2014. As the impact of the fair value adjustment to acquired deferred revenue continues to decrease over the course of 2014, we expect gross margins to improve. Excluding the $7.4 million and $12.5 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended March 31, 2014 and 2013, respectively, the gross margin was essentially flat at 67%.

Operating Expenses

	Three months ended March 31,
	2014	2013
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$37,533	$33,364
Research and development	7,198	8,212
General and administrative	13,742	13,780
Depreciation and amortization	19,239	20,040
Total operating expenses	$77,712	$75,396

Sales and Marketing Expenses. Sales and marketing expenses increased 12% to $37.5 million and were 28% of total revenue during the three months ended March 31, 2014, up from $33.4 million, which was 29% of revenue during the three months ended March 31, 2013. Included in the $4.2 million increase is approximately $3.2 million of additional investments in sales and marketing activities including corporate sponsorships, direct response television advertising, as well as a $0.9 million increase in salaries and benefits from additional sales and online marketing resources that have been added. We expect sales and marketing expenses to continue to increase in the quarters ahead as we invest in building our brand and acquiring customers that subscribe to higher revenue products.

Research and Development Expenses. Research and development expenses of $7.2 million, or 5% of total revenue, during the three months ended March 31, 2014 decreased $1.0 million from $8.2 million, or 7% of total revenue during the three months ended March 31, 2013. The decline was primarily from lower data center and software support costs.

General and Administrative Expenses. General and administrative expenses remained essentially flat at $13.7 million or 10% of total revenue, during the three months ended March 31, 2014, as compared to $13.8 million, and 12% of total revenue during the three months ended March 31, 2013. Overall, during the three months ended March 31, 2014, employee-related compensation and benefits expense decreased approximately $0.2 million.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $19.2 million during the three months ended March 31, 2014 down from $20.0 million during the three months ended March 31, 2013. Amortization expense decreased by $1.2 million during the three months ended March 31, 2014, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $0.3 million primarily from internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $7.5 million and $10.0 million for the three months ended March 31, 2014 and 2013, respectively. Included in the interest expense for the three months ended March 31, 2014 and 2013, respectively, is approximately $2.7 million and $0.6 million from amortizing deferred financing fees and loan origination discounts. The three months ended March 31, 2014 includes approximately $2.4 million of increased amortization expense from the debt discount resulting from the August 2013 convertible debt transaction. The overall decrease was driven by $4.6 million of lower interest expense during the first quarter ended March 31, 2014 compared to the first quarter of 2013, from realizing a full quarter of the March 2013 and August 2013 debt repricings as well as lower debt levels due to repayments made.

Loss on Debt Extinguishment. In March 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. The proceeds received were used to pay off the Second Lien Term Loan. The repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishments, we recorded a $19.5 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the three months ended March 31, 2013. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013.

Income Tax Expense. We recorded income tax expense of $1.6 million and $14.5 million during the three months ended March 31, 2014 and 2013, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended March 31, 2014 reflects an increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income 2014.

Outlook. We are focused on driving double-digit revenue growth by providing our broad suite of value-added services to our large customer base, while continuing to add new subscribers and maintaining best-in-class retention rates. Our growth is being driven through sales and marketing investments in four customer acquisition channels - online marketing, inbound and outbound telesales, direct response TV and radio ads and a direct local sales force (Feet on the Street). We plan to add new solutions to our extensive service offering and enhance the efficiency of our marketing programs, while holding margins stable. We expect continued ARPU growth from our cross-sell/up-sell activities. We are pursuing a long-term growth strategy to build corporate brand awareness with our umbrella sponsorship of the Web.com Tour and targeted advertising initiatives. We plan to use our free cash flow to deleverage the balance sheet, which will provide additional interest savings and positively impact profitability.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	Three months ended March 31,
	2014	2013
	(unaudited)
Net Cash Provided by Operating Activities	$18,606	$11,033
Net Cash Used in Investing Activities	(10,358)	(4,496)
Net Cash Used in Financing Activities	(6,826)	(8,131)
Increase (Decrease) in Cash and Cash Equivalents	$1,422	$(1,594)

Cash Flows
As of March 31, 2014, we had $15.2 million of cash and cash equivalents and $148.4 million in negative working capital, as compared to $13.8 million of cash and cash equivalents and $118.9 million in negative working capital as of December 31,

2013. The unfavorable change in working capital is primarily due to a $46.0 million increase in current debt obligations. As of December 31, 2013, all excess cash flow required payments had been made for the year ended December 31, 2013. The March 31, 2014 current portion of long-term debt reflects the estimated 2014 excess cash flow requirements, net of payments made during the first quarter of 2014, which are payable by March 31, 2015. The unfavorable changes were partially offset by higher prepaid expenses and other current assets from the timing of payments for marketing sponsorships and by an increase in our domain name inventory. The majority of the negative working capital is due to significant balances of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the three months ended March 31, 2014 increased $7.6 million from the three months ended March 31, 2013 primarily due to improvements in operating income principally driven by lower cash interest payments, partially offset by unfavorable working capital requirements during the three months ended March 31, 2014.

Net cash used in investing activities during the three months ended March 31, 2014 was $10.4 million, as compared to $4.5 million in the three months ended March 31, 2013. Capital expenditures during the first three months ended March 31, 2014 decreased by $1.6 million to $2.9 million. The decrease was due to the absence of capital spending from building out centralized data centers that were completed and put into service in the first quarter of 2013. Capital spending during the three months ended March 31, 2014 primarily consisted of capitalized costs from increased efforts to improve internally developed software and websites. In February 2014, we acquired substantially all of the assets and certain liabilities of SnapNames.com, Inc. (the "SnapNames Business"), an Oregon corporation from KeyDrive S.A. for which we paid $7.4 million using $9.0 million of increased borrowings from our revolving credit facility to pay for the acquisition. See Note 2, Business Combinations, for additional information surrounding the purchase.

Net cash used in financing activities of $6.8 million included principal payments of $6.0 million, net of additional revolving credit facility borrowings, during the three months ended March 31, 2014. Proceeds received from the exercise of stock options increased by $3.1 million to $4.2 million in the three months ended March 31, 2014 when compared to the same prior year period. Approximately $5.0 million and $5.7 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the three months ended March 31, 2014 and 2013, respectively. The three months ended March 31, 2013 included $2.3 million of debt issuance costs from the March 2013 repricing of First Lien Term Loan.

Repricing Long Term Debt
During the first quarter of 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. After giving effect to the repricing, the First Lien Term Loan had an interest rate of LIBOR plus 3.50%, with a 1.0% LIBOR floor, and the Revolving Credit Facility's interest rate is now 3.25% plus LIBOR. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. See Note 6, Long-Term Debt, for additional information.

Debt Covenants
The credit agreements entered into on October 27, 2011 and subsequently amended in connection with the repricing which became effective on March 6, 2013, as discussed above, require that we maintain a First Lien Net Leverage Ratio (in the case of the First Lien Credit Agreement) as specified in the table below. The First Lien Net Leverage Ratio is defined as the total of the outstanding debt under the First Lien Credit Agreement and Revolving Credit Facility less up to $50.0 million of unrestricted cash and cash equivalents, divided by Consolidated EBITDA. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense and acquisition related costs.

Outstanding debt as of March 31, 2014 for purposes of the First Lien Net Leverage Ratio is approximately $334.6 million. The covenant calculation as of March 31, 2014 on a trailing 12-month basis is as follows:

Covenant Description	Covenant Requirement as of March 31, 2014	Ratio at March 31, 2014	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 4.75	2.29	2.46

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

•
Restructuring expense. We have recorded restructuring expenses and exclude the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Three months ended March 31,
	2014	2013
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$133,843	$115,546
Fair value adjustment to deferred revenue	7,391	12,547
Non-GAAP revenue	$141,234	$128,093

Reconciliation of GAAP net income (loss) to non-GAAP net income
GAAP net income (loss)	$490	$(46,503)
Amortization of intangibles	16,184	17,286
Loss on sale of assets	—	(6)
Stock based compensation	4,504	6,365
Income tax expense	1,563	14,536
Corporate development	40	—
Amortization of debt discounts and fees	2,718	583
Cash income tax expense	(132)	(286)
Fair value adjustment to deferred revenue	7,391	12,547
Fair value adjustment to deferred expense	301	454
Loss on debt extinguishment	—	19,526
Non-GAAP net income	$33,059	$24,502

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP diluted net income per share
Diluted shares:
Basic weighted average common shares	50,334	48,085
Diluted stock options	3,546	2,134
Diluted restricted stock	703	681
Total diluted weighted average common shares	54,583	50,900

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP diluted net income per share
Diluted GAAP net income (loss) per share	$0.01	$(0.97)
Diluted equity	—	0.06
Amortization of intangibles	0.29	0.33
Stock based compensation	0.08	0.13
Income tax expense	0.03	0.29
Amortization of debt discounts and fees	0.05	0.01
Cash income tax expense	—	(0.01)
Fair value adjustment to deferred revenue	0.14	0.25
Fair value adjustment to deferred expense	0.01	0.01
Loss on debt extinguishment	—	0.38
Diluted Non-GAAP net income per share	$0.61	$0.48

	Three months ended March 31,
	2014	2013
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
GAAP operating income (loss)	$9,545	$(2,490)
Amortization of intangibles	16,184	17,286
Loss on sale of assets	—	(6)
Stock based compensation	4,504	6,365
Corporate development	40	—
Fair value adjustment to deferred revenue	7,391	12,547
Fair value adjustment to deferred expense	301	454
Non-GAAP operating income	$37,965	$34,156

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	7%	(2)%
Amortization of intangibles	11	13
Stock based compensation	3	5
Fair value adjustment to deferred revenue	6	10
Fair value adjustment to deferred expense	—	1
Non-GAAP operating margin	27%	27%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating income (loss)	$9,545	$(2,490)
Depreciation and amortization	19,239	20,040
Loss on sale of assets	—	(6)
Stock based compensation	4,504	6,365
Corporate development	40	—
Fair value adjustment to deferred revenue	7,391	12,547
Fair value adjustment to deferred expense	301	454
Adjusted EBITDA	$41,020	$36,910

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $15.2 million and $13.8 million at March 31, 2014 and December 31, 2013, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of March 31, 2014, we have $608.6 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $349.9 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 3.50% on the First Lien Credit Agreement, which is subject to a 1.0% LIBOR floor. The interest rate of our Revolving Credit Facility is 1-month LIBOR plus 3.25%. Since the First Lien Credit Agreement is subject to a LIBOR floor of 1.0%, a 10% increase or decrease in LIBOR would not impact our interest expense on those loans during the three months ended March 31, 2014. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $0.1 million during the three months ended March 31, 2014, assuming the principal balances remain unchanged.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

 Item 1. Legal Proceedings.

The Company and its subsidiaries are named from time to time as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our customer and vendor contracts and employment-related disputes. We believe that the resolution of these legal actions will not have a material adverse effect on our financial position or results of operations. There were no material legal matters that were reasonably possible or estimable at March 31, 2014.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, are set forth below and are unchanged substantively at March 31, 2014, other than those designated by an asterisk “*”.

* In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of March 31, 2014, we had $349.9 million aggregate principal amount of our First Lien Term Loan (defined above in Note 6, "Long-term Debt") and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
We have had past security breaches, and, although they did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.  Our servers are also frequently subjected to denial of service attacks and other attempts to disrupt traffic to ours and our customers' websites. Although we have been able to minimize these disruptions in the past, there is no guarantee that we will be able to do so successfully in the future. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by us, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and services and increase our costs.
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
* We were profitable for the three months ended March 31, 2014 but were not profitable for the years ended December 31, 2013, 2012 and 2011 and we may not become or stay profitable in the future.
We were profitable for the three months ended March 31, 2014 but were not profitable for the years ended December 31, 2013, 2012 and 2011, and may not be profitable in future years. As of March 31, 2014, we had an accumulated deficit of approximately $357.6 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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

•	impairment of goodwill and/or intangible assets;

•	charges for the amortization of identifiable intangible assets and for stock-based compensation;

•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation; and

•	charges to eliminate certain of our pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.
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
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (6)

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

Web.com Group, Inc.
(Registrant)

May 2, 2014	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (6)

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