Form 10-Q
period 2014-06-30
WEB.COM GROUP, INC.
filed 2014-08-01
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock, par value $0.001 per share, outstanding as of July 28, 2014: 52,076,959

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$138,176	$120,448	$272,019	$235,994

Cost of Revenue	48,599	42,879	95,185	85,519

Gross profit	89,577	77,569	176,834	150,475
Operating expenses:
Sales and marketing	36,710	35,095	74,243	68,459
Technology and development	7,691	8,408	14,889	16,620
General and administrative	15,031	11,884	28,772	25,664
Restructuring benefit	—	(32)	—	(32)
Depreciation and amortization	19,793	20,301	39,032	40,341
Total operating expenses	79,225	75,656	156,936	151,052
Income (loss) from operations	10,352	1,913	19,898	(577)

Interest expense, net	(7,299)	(8,267)	(14,793)	(18,218)
Gain on sale of equity method investment	—	385	—	385
Loss from debt extinguishment	—	—	—	(19,526)
Net income (loss) before income taxes	3,053	(5,969)	5,105	(37,936)
Income tax expense	(3,847)	(3,775)	(5,409)	(18,311)
Net loss	$(794)	$(9,744)	$(304)	$(56,247)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	4	(4)	2	5
Total comprehensive loss	$(790)	$(9,748)	$(302)	$(56,242)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net loss per common share	$(0.02)	$(0.20)	$(0.01)	$(1.16)
Diluted earnings per share:
Net loss per common share	$(0.02)	$(0.20)	$(0.01)	$(1.16)

Basic weighted average common shares	50,809	48,670	50,571	48,379
Diluted weighted average common shares	50,809	48,670	50,571	48,379

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,609	$13,806
Accounts receivable, net of allowance of $1,696 and $1,545, respectively	19,629	17,062
Prepaid expenses	8,578	7,348
Deferred expenses	67,833	62,073
Deferred taxes	27,722	35,318
Other current assets	8,986	2,837
Total current assets	147,357	138,444

Property and equipment, net	44,102	42,090
Deferred expenses	54,721	57,235
Goodwill	630,493	627,845
Intangible assets, net	375,830	401,921
Other assets	5,030	10,224
Total assets	$1,257,533	$1,277,759

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,936	$10,351
Accrued expenses	15,401	14,449
Accrued compensation and benefits	8,991	13,423
Deferred revenue	218,606	208,856
Current portion of debt	8,037	6,586
Other liabilities	4,930	3,651
Total current liabilities	262,901	257,316

Deferred revenue	188,230	186,539
Long-term debt	519,118	556,506
Deferred tax liabilities	99,798	102,421
Other long-term liabilities	6,583	4,932
Total liabilities	1,076,630	1,107,714
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 52,061,351 and 51,193,230 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	52	51
Additional paid-in capital	539,260	528,101
Accumulated other comprehensive income	22	20
Accumulated deficit	(358,431)	(358,127)
Total stockholders' equity	180,903	170,045
Total liabilities and stockholders' equity	$1,257,533	$1,277,759
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(304)	$(56,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	—	(385)
Loss from debt extinguishment	—	12,286
Depreciation and amortization	39,032	40,341
Stock based compensation	9,442	10,270
Deferred income taxes	4,973	17,785
Amortization of debt issuance costs and other	5,508	1,096
Changes in operating assets and liabilities:
Accounts receivable, net	(2,238)	(1,957)
Prepaid expenses and other assets	(874)	(2,865)
Deferred expenses	(3,226)	1,757
Accounts payable	(5,191)	4,234
Accrued expenses and other liabilities	2,948	2,875
Accrued compensation and benefits	(4,625)	(7,368)
Accrued restructuring costs and other reserves	(1,139)	(1,233)
Deferred revenue	11,442	23,852
Net cash provided by operating activities	55,748	44,441
Cash flows from investing activities
Business acquisitions, net of cash acquired	(7,437)	—
Proceeds from sale of equity method investment	—	385
Capital expenditures	(8,227)	(8,220)
Other	—	(50)
Net cash used in investing activities	(15,664)	(7,885)
Cash flows from financing activities
Stock issuance costs	(38)	(14)
Common stock repurchased	(4,967)	(5,666)
Payments of long-term debt	(50,000)	(701,076)
Proceeds from exercise of stock options	6,724	5,835
Proceeds from borrowings on long-term debt	—	658,350
Proceeds from borrowings on revolving credit facility	9,000	10,000
Debt issuance costs	—	(2,367)
Net cash used in financing activities	(39,281)	(34,938)
Net increase in cash and cash equivalents	803	1,618
Cash and cash equivalents, beginning of period	13,806	15,181
Cash and cash equivalents, end of period	$14,609	$16,799
Supplemental cash flow information
Interest paid	$9,544	$23,640
Income tax paid	$551	$187
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

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2014, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2014, and the Company’s results of operations for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on February 28, 2014, and any subsequently filed current reports on Form 8-K.

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

Technology and Development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), ASU 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes previous revenue recognition guidance. The amendments require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will become effective beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new guidance on the consolidated financial statements.

2. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of domain name inventory and intangible assets, including trade names, customer relationships and developed technology. The activities of the business acquired includes daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The Company paid $7.4 million for this business during the first quarter of 2014. In addition, the Company recorded a $1.0 million holdback liability payable to KeyDrive S. A. in February 2015, subject to certain working capital adjustments.
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
The Company is still reviewing information surrounding accounts payable, accrued expenses and income tax considerations resulting from the acquisition, as well as determining the fair value of acquired domain name inventory, which may result in changes to the Company's preliminary purchase price allocation during the measurement period.

3. Net Loss Per Common Share

Basic net loss per common share is calculated using net loss and the weighted-average number of shares outstanding during the reporting period. Diluted net loss per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares. However, as of June 30, 2014 and June 30, 2013, 7.5 million and 8.5 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and six months ended June 30, 2014.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(794)	$(9,744)	$(304)	$(56,247)

Basic weighted average common shares	50,809	48,670	50,571	48,379
Diluted effect of stock options	—	—	—	—
Diluted effect of restricted shares	—	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—	—
Diluted weighted average common shares	50,809	48,670	50,571	48,379
Basic earnings per share:
Net loss per common share	$(0.02)	$(0.20)	$(0.01)	$(1.16)
Diluted earnings per share:
Net loss per common share	$(0.02)	$(0.20)	$(0.01)	$(1.16)

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2013, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during three months ended June 30, 2014.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively (in thousands):

	June 30, 2014	December 31, 2013
Goodwill balance at beginning of period	$730,139	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	627,845	627,845
Goodwill acquired during the period (1)	2,648	—
Goodwill balance at end of period, net *	$630,493	$627,845

*Gross goodwill balances were $732.8 million as of June 30, 2014 and $730.1 million as of December 31, 2013. These include accumulated impairment losses of $102.3 million.
(1) The increase of $2.6 million is from the SnapNames acquisition. See Note 2, Business Combinations, for additional information.

The Company’s intangible assets are summarized as follows (in thousands):

			Weighted-average Amortization Period in Years as of
	June 30, 2014	December 31, 2013	June 30, 2014
Indefinite-lived intangible assets:
Domain/Trade names	$129,719	$128,126
Definite-lived intangible assets:
Customer relationships	286,595	285,135	9.1
Developed technology	190,923	187,563	2.8
Non-compete agreements and other *	4,108	4,108
Accumulated amortization	(235,515)	(203,011)
Total	$375,830	$401,921
*Fully amortized at June 30, 2014 and December 31, 2013

The weighted-average amortization period for the amortizable intangible assets remaining as of June 30, 2014, is approximately 7.7 years. Total amortization expense was $16.3 million and $17.2 million for the three months ended June 30, 2014 and 2013, and $32.5 million and $34.5 million during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the amortization expense for the remainder of the year ended December 31, 2014, and the next four years and thereafter is as follows (in thousands):

2014 (remainder of year)	$27,367
2015	37,347
2016	35,396
2017	26,249
2018	24,253
Thereafter	95,499
Total	$246,111

5. Restructuring Costs

Accrued restructuring as of June 30, 2014 and December 31, 2013, was $0 and $1.1 million, respectively. Payments to terminate the Herndon, Virginia lease of $1.1 million were made in January 2014 .

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

The Company may not redeem the 2018 Notes prior to August 20, 2016. On or after August 20, 2016, the Company may redeem for cash any or all of the 2018 Notes, at our option, if the last reported sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. The redemption price will equal 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Subsequent to December 31, 2013, holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. In addition, holders may also convert their notes any time prior to May 15, 2018, if during the five business days after any five consecutive trading day period in which the trading price was less than 98% of the product of the last reported sale price of our common stock and the conversion rate if the Company calls the notes for redemption; or upon the occurrence of specified corporate events.

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

The Company determined that the embedded conversion option in the 2018 Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. The 2018 Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and Other Options, which requires the Company to separate a liability component and an equity component from the proceeds received. The carrying amount of the liability component at the time of the transaction of $204.4 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated equity component. The fair value of the liability component was subtracted from the initial proceeds and the remaining amount of $47.8 million was recorded as the equity component. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life using the effective interest method.

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

As of June 30, 2014 and December 31, 2013, the carrying value of the debt and equity component was $212.8 million and $47.8 million and $208.0 million and $47.8 million, respectively. The unamortized debt discount of $45.9 million as of June 30, 2014 will be amortized over the remaining life of the 2018 Notes using the effective interest method.

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

The repricing of the First Lien Term Loan and the payoff of the Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishment, the Company recorded a $19.5 million loss from debt extinguishment from accelerating unamortized deferred financing fees and loan origination discounts during the six months ended June 30, 2013. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the First Lien Term Loan.

Outstanding long-term debt and the interest rates in effect at June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving Credit Facility maturing 2016, 3.40% at June 30, 2014, based on LIBOR plus 3.25%.	$9,000	$—
First Lien Term Loan due 2017, 4.50%, based on 1.00% LIBOR floor plus 3.50%, less unamortized discount of $519 at June 30, 2014, effective rate of 4.67%	305,331	355,122
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $45,926 at June 30, 2014 effective rate of 5.88%	212,824	207,970
Total Outstanding Debt	527,155	563,092
Less: Current Portion of Long-Term Debt	(8,037)	(6,586)
Long-Term Portion	$519,118	$556,506

Debt discount and issuance costs

The Company recorded $2.8 million and $0.4 million, and $5.5 million and $1.0 million, of expense from amortizing debt issuance and discount costs during the three and six months ended June 30, 2014 and 2013, respectively.

The First Lien Term Loan has repayment terms that are based on the excess cash flow generated by the Company as defined by the agreement. Excess cash flow payments are required to be made during the quarter following the calendar year ended. The Company has forecasted the excess cash flows expected to be generated during the year ended December 31, 2014 and reflected the estimate as current maturities, net of prepayments made through June 30, 2014. Subsequent to that, the minimum principal payments, excluding the excess cash flow payments, are presented due to the significant estimates required in determining such amounts. Total estimated principal payments due for the next five years as of June 30, 2014 are as follows:

Year 1	$8,067
Year 2	6,600
Year 3	15,600
Year 4	284,583
Year 5	258,750
Total principal payments	$573,600

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of June 30, 2014 and December 31, 2013 due to the short maturity of these items. As of June 30, 2014, the fair value and carrying value of the Company’s First Lien Loan and the 2018 Notes totaled $585.2 million and $518.2 million, respectively. As of December 31, 2013, the fair value and carrying value of the Company's First Lien Loan and the 2018 Notes totaled term debt was $648.8 million and $563.1 million, respectively. The fair value of the First Lien Loan and the 2018 Notes, including the equity component, were calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility is a variable rate debt instrument indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of June 30, 2014 and December 31, 2013.

8. Income Taxes

The Company recognized income tax expense of $3.8 million during each of the three months ended June 30, 2014 and 2013, and $5.4 million and $18.3 million during the six months ended June 30, 2014 and 2013, respectively, based on its effective tax rate. The Company's estimated annual effective tax rate for the six months ended June 30, 2014 reflects an increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income for 2014.

9. Stock-Based Compensation

On May 7, 2014 at the 2014 Annual Meeting of Stockholders, the Company's Board of Directors adopted and stockholders approved the 2014 Equity Incentive Plan (the "2014 Plan"). The Plan is intended to be the successor and continuation of our prior incentive plans; as such, no additional common stock awards will be granted under the prior incentive plans. The 2014 Plan continues to provide for the issuances of incentive stock options, nonstatutory stock options, restricted stock awards and units and other stock awards. The terms and conditions surrounding the granting and vesting of these awards are generally consistent with the prior incentive plans.

Stock Options

Compensation costs related to the Company’s stock option plans were $3.1 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively. Compensation costs related to the Company's stock option plans were $5.9 million and $4.8 million for the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, 0.3 million and 0.7 million common shares were issued from options exercised, respectively. During the six months ended June 30, 2014 and 2013, 0.7 million and 0.8 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended June 30, 2014 and 2013, was approximately $1.9 million and $1.4 million. Compensation expense for the six months ended June 30, 2014 and 2013, was approximately $3.5 million and $5.5 million, respectively. During the six months ended June 30, 2014 and 2013, approximately 0.2 million shares and 0.3 million totaling approximately $5.0 million and $5.7 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended June 30, 2014 and 2013, 41 thousand and 37 thousand restricted common shares were granted, respectively. During the six months ended June 30, 2014 and 2013, 0.3 million and 0.7 million restricted common shares were granted, respectively.

10. Related Party Transactions

The Company outsources data center services to Quality Technology Services LLC (“QTS”). General Atlantic LLC was one of the Company’s greater than 5 percent shareholder as of December 31, 2013, and has approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the Company's acquisition of Network Solutions and commenced on October 27, 2011 upon the consummation of that acquisition. As of June 30, 2014, General Atlantic no longer holds common shares greater than 5 percent of the total outstanding common shares and the affiliated board member has departed the Company's Board of Directors effective May 2014. The Company incurred approximately $0.4 million and $0.3 million of expense for data center services during the three months ended June 30, 2014 and 2013, respectively. The Company incurred approximately $0.8 million and $0.7 million of expense for data center services during the six months ended June 30, 2014 and 2013, respectively.

11. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.0 million in standby letters of credit as of June 30, 2014, $2.0 million of which was drawn against the Revolving Credit Facility.

The Federal Trade Commission ("FTC") is investigating the methods by which Network Solutions has marketed its domain name and web hosting services to customers.  The Company is cooperating with the FTC investigation.  The Company has responded to an FTC Civil Investigative Demand and is responding to additional FTC information requests. The FTC investigation could conclude with a variety of outcomes, including the closing of the inquiry with no action, an order regarding our marketing practices, or a payment to the government or to customers.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were probable or estimable at June 30, 2014.

12. Sale of Equity Method Investment
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
13. Subsequent Event-Acquisition of Scoot
On July 31, 2014, the Company completed its acquisition (the “Acquisition”) of 100% of the equity interests in Touch Local Limited (“Scoot”), the operator of an online business directory network in the United Kingdom, pursuant to that certain Purchase Agreement dated July 31, 2014 by and among Web.com Group, Inc., Balderton Capital III, LP, Mark Livingstone and Gary Dannatt.  The Company believes that the acquisition further enhances its position as a leading provider of online marketing and web services to small businesses and positions its local expansion in the United Kingdom. Consideration for the acquisition was $13.0 million in cash, $1.8 million of which will be held in escrow and subject to certain working capital and indemnity adjustments, and the issuance of 213,200 shares of Web.com common stock. The Company’s Board of Directors approved the issuance of 213,200 shares at a Special Meeting of the Board of Directors held on July 29, 2014.

The Company will account for the acquisition of Scoot using the acquisition method as required in ASC 805, Business Combinations. Based on the acquisition method of accounting, the consideration will be allocated to the assets and liabilities acquired based on their fair values as of the acquisition date. Any remaining amount of the purchase price allocation will be recorded as goodwill. The goodwill is expected to represent business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities and is not expected to be deductible for tax purposes.  The Company is reviewing information surrounding the determination of the fair values of assets acquired and liabilities assumed.

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

Overview

Web.com Group, Inc. ("Web.com", the "Company" or "We") provides a full range of internet services to small businesses to help them compete and succeed online. Web.com is a global domain registrar and meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products, eCommerce solutions and call center services. For more information about the company, please visit http://www.web.com. The information obtained on or accessible through our website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $6.5 million and $10.9 million for the three months ended June 30, 2014 and 2013 and $13.9 million and $23.5 million for the six months ended June 30, 2014 and 2013, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in future headcount and product-related initiatives.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects. Amortization expense is expected to decrease as certain intangible assets become fully amortized during 2014, which is expected to more than offset the increase to amortization expense from the February 2014 SnapNames acquisition.

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

Results of Operations

Comparison of the results for the three months ended June 30, 2014 to the results for the three months ended June 30, 2013

The following table sets forth our key business metrics:

	Three months ended June 30,
	2014	2013
	(unaudited)
Net subscriber additions	38,498	25,736
Churn	1%	1%
Average revenue per user (monthly)	$14.89	$14.09

Net subscribers increased by 38,498 customers during the three months ended June 30, 2014, as compared to an increase of 25,736 during the three months ended June 30, 2013. Churn remained at a low level of 1% during the three months ended June 30, 2014. The increase in customers and the maintenance of our low churn level is primarily due to our increased marketing efforts in prior periods, as well as during the second quarter ended June 30, 2014.

The average revenue per user was $14.89 during the three months ended June 30, 2014, as compared to $14.09 during the same prior year period ended June 30, 2013. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended June 30,
	2014	2013
	(unaudited, in thousands)
Revenue:
Subscription	$136,044	$117,687
Professional services and other	2,132	2,761
Total revenue	$138,176	$120,448

Total revenue increased 15% to $138.2 million in the three months ended June 30, 2014 from $120.4 million in the three months ended June 30, 2013. Total revenue during the three months ended June 30, 2014 and 2013, includes the unfavorable impact of $6.5 million and $10.9 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $4.5 million during the three months ended June 30, 2014, compared to the same prior period. The remaining $13.3 million increase in revenue during the three months ended June 30, 2014, is driven principally by an increase in domain registration and domain-related services and to increases in sales of our custom website product, online marketing and search engine products and services to new and existing customers. Advertising revenue also increased during the three months ended June 30, 2014, when compared to the same prior year period.

Subscription Revenue. Subscription revenue increased 16% during the three months ended June 30, 2014, to $136.0 million from $117.7 million during the three months ended June 30, 2013. The increase is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 23% to $2.1 million in the three months ended June 30, 2014 from $2.8 million in the three months ended June 30, 2013 due to a lower volume of custom website design revenue.

Cost of Revenue

	Three months ended June 30,
	2014	2013
	(unaudited, in thousands)
Cost of revenue	$48,599	$42,879

Cost of Revenue. Cost of revenue increased 13% or $5.7 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Costs of revenue as a percentage of total revenue was slightly lower during the three months ended June 30, 2014 compared to the same prior year period. The overall cost increase included $4.6 million from domain registration costs and $0.9 million of higher partner commissions and general marketing costs.

Our gross margin increased slightly from 64% during the three months ended June 30, 2013, to 65% during the three months ended June 30, 2014. As the impact of the fair value adjustment to acquired deferred revenue continues to decrease over the course of 2014, we expect gross margins to improve. Excluding the $6.5 million and $10.9 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended June 30, 2014 and 2013, respectively, the gross margin decreased slightly to 66% for the three months ended June 30, 2014 from 67% for the three months ended June 30, 2013.

Operating Expenses

	Three months ended June 30,
	2014	2013
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$36,710	$35,095
Technology and development	7,691	8,408
General and administrative	15,031	11,884
Restructuring benefit	—	(32)
Depreciation and amortization	19,793	20,301
Total operating expenses	$79,225	$75,656

Sales and Marketing Expenses. Sales and marketing expenses increased 5% to $36.7 million and were 27% of total revenue during the three months ended June 30, 2014, up from $35.1 million, which was 29% of revenue during the three months ended June 30, 2013. Included in the $1.6 million increase is approximately $0.8 million of additional investments in sales and marketing activities including corporate sponsorships and direct response television advertising, as well as a $0.8 million increase in salaries and benefits from additional sales and online marketing resources that have been added. We expect sales and marketing expenses to continue to increase in the quarters ahead as we invest in building our brand and acquiring customers that subscribe to higher revenue products.

Technology and Development Expenses. Technology and development expenses of $7.7 million, or 6% of total revenue, during the three months ended June 30, 2014, decreased $0.7 million from $8.4 million, or 7% of total revenue during the three months ended June 30, 2013. The decline was primarily from lower third party data center and software support costs resulting from the centralization of data centers internally.

General and Administrative Expenses. General and administrative expenses increased $3.1 million to $15.0 million, or 11% of total revenue, during the three months ended June 30, 2014, as compared to $11.9 million, or 10% of total revenue during the three months ended June 30, 2013. Overall, during the three months ended June 30, 2014, employee-related compensation and benefits expense increased approximately $1.0 million, legal, professional and support services fees increased a total of $1.1 million and bad debt expense was up $0.9 million.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $19.8 million during the three months ended June 30, 2014 down from $20.3 million during the three months ended June 30, 2013. Amortization expense decreased by $0.9 million during the three months ended June 30, 2014, compared to the same prior year period as certain intangible assets were fully amortized, which more than offset the slight increase from amortizing the SnapNames intangible assets acquired in February 2014. Depreciation expense increased $0.4 million primarily from internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $7.3 million and $8.3 million for the three months ended June 30, 2014 and 2013, respectively. Included in the interest expense for the three months ended June 30, 2014 and 2013, respectively, is $2.8 million and $0.4 million of deferred financing fee and loan origination discount amortization, which contributed $2.4 million of increased expense during the three months ended June 30, 2014 primarily resulting from the issuance of the 2018 Notes in August 2013. This increase in amortization was more than offset by a decrease to interest expense of $3.3 million during the second quarter ended June 30, 2014, compared to the second quarter of 2013, from realizing lower interest rates from the August 2013 convertible debt issuance and from lower debt levels due to repayments made.

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

Income Tax Expense. We recorded income tax expense of $3.8 million during each of the three months ended June 30, 2014 and 2013, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended June 30, 2014 reflects an increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income 2014.

Results of Operations

Comparison of the results for the six months ended June 30, 2014 to the results for the six months ended June 30, 2013

The following table sets forth our key business metrics:

	Six months ended June 30,
	2014	2013
	(unaudited)
Net subscriber additions	89,116	47,109
Churn	1%	1%
Average revenue per user (monthly)	$14.82	$13.99

Net subscribers increased by 89,116 customers during the six months ended June 30, 2014, as compared to an increase of 47,109 customers during the six months ended June 30, 2013. Churn remained at a low level of 1% during the six months ended June 30, 2014. The increase in customers and the maintenance of our low churn level is primarily due to our increased marketing efforts in the six months ended June 30, 2014, as well as in prior periods.

The average revenue per user was $14.82 during the six months ended June 30, 2014, as compared to $13.99 during the same period ended June 30, 2013. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Six months ended June 30,
	2014	2013
	(unaudited, in thousands)
Revenue:
Subscription	$267,828	$230,967
Professional services and other	4,191	5,027
Total revenue	$272,019	$235,994

Total revenue increased 15% to $272.0 million in the six months ended June 30, 2014, from $236.0 million in the six months ended June 30, 2013. Total revenue during the six months ended June 30, 2014 and 2013, includes the unfavorable impact of $13.9 million and $23.5 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $9.6 million during the six months ended June 30, 2014, compared to the same prior period. The remaining $26.4 million increase in revenue during the six months ended June 30, 2014 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily our custom website products, online marketing and search engine products and services, to our existing customers, higher domain name and advertising revenue, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Subscription Revenue. Subscription revenue increased 16% during the six months ended June 30, 2014 to $267.8 million from $231.0 million during the six months ended June 30, 2013. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 17% to $4.2 million in the six months ended June 30, 2014, from $5.0 million in the six months ended June 30, 2013 due to a lower volume of custom website design revenue.

Cost of Revenue

	Six months ended June 30,
	2014	2013
	(unaudited, in thousands)
Cost of revenue	$95,185	$85,519

Cost of Revenue. Cost of revenue increased 11% or $9.7 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, which was proportionate to the increase in revenue after excluding the adjustments to fair value acquired deferred revenue. The increase was primarily driven by $9.4 million of domain name registration costs and $0.6 million of billing fees partially offset by $1.0 million decrease in online and general marketing expenses.

Our gross margin of 64% during the six months ended June 30, 2013 increased to 65% during the six months ended June 30, 2014. Excluding the $13.9 million and $23.5 million effect of the adjustment related to the fair value of acquired deferred revenue for the six months ended June 30, 2014 and 2013, respectively, gross margin was approximately 67% during six months ended June 30, 2014 and 2013, respectively.

Operating Expenses

	Six months ended June 30,
	2014	2013
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$74,243	$68,459
Technology and development	14,889	16,620
General and administrative	28,772	25,664
Restructuring benefit	—	(32)
Depreciation and amortization	39,032	40,341
Total operating expenses	$156,936	$151,052

Sales and Marketing Expenses. Sales and marketing expenses increased 8% to $74.2 million and were 27% of total revenue during the six months ended June 30, 2014, up from $68.5 million or 29% of revenue during the six months ended June 30, 2013. The $5.8 million increase includes $1.8 million of higher compensation and benefits as well as $3.9 million of additional investments in sales and marketing activities including corporate sponsorships, direct response television advertising and online marketing expenditures.

Technology and Development Expenses. Technology and development expenses decreased 10% to $14.9 million, or 5% of total revenue, during the six months ended June 30, 2014 down from $16.6 million, or 7% of total revenue during the six months ended June 30, 2013. The decrease was driven by lower salary and compensation expense resulting from labor dollars being capitalized in connection with an increase of internally developed software projects during the six months ended June 30, 2014 when compared to the same prior year period. In addition, software support and data center fees have decreased by $1.4 million during the six months ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses increased 12% to $28.8 million, or 11% of total revenue, during the six months ended June 30, 2014, up from $25.7 million or 11% of total revenue during the six months ended June 30, 2013. Overall, during the six months ended June 30, 2014, the employee-related compensation and benefits expense increased approximately $0.8 million and data support services increased $0.9 million when compared to the same prior year period. In addition, bad debt expense increased $1.2 million during the six months ended June 30, 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $39.0 million during the six months ended June 30, 2014 up from $40.3 million during the six months ended June 30, 2013. Amortization expense decreased by $2.0 million during the six months ended June 30, 2014, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $0.7 million primarily from internally developed software projects and data centers that were placed into service in 2013.

Interest Expense, net. Net interest expense totaled $14.8 million and $18.2 million for the six months ended June 30, 2014 and 2013, respectively. Included in the $3.4 million decrease to interest expense was $7.9 million of lower interest during the six months ended June 30, 2014 that was driven from lower rates from debt repricing completed March of 2013 and the August 2013 convertible debt issuance, as well as from lower overall debt levels. The decrease was partially offset by a $4.5 million increase of deferred financing fee and loan origination discount amortization resulting from the issuance of the 2018 Notes in August 2013.

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

Loss on Debt Extinguishment. In March 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $627.9 million by $32.1 million to $660.0 million. In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. The proceeds received from the First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. The repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with Accounting Standards Codification (“ASC”) 470, Debt. As a result of the extinguishments, we recorded a $19.5 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the six months ended June 30, 2013. Also included in the loss is $7.2 million of prepayment penalties that were paid in March 2013.

Income Tax Expense. We recorded an income tax expense of $5.4 million and $18.3 million during the six months ended June 30, 2014 and 2013, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the six months ended June 30, 2014 reflects an increase in our projected year-end valuation allowance related the increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income for 2014.

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

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):

	Six months ended June 30,
	2014	2013
	(unaudited)
Net Cash Provided by Operating Activities	$55,748	$44,441
Net Cash Used in Investing Activities	(15,664)	(7,885)
Net Cash Used in Financing Activities	(39,281)	(34,938)
Increase in Cash and Cash Equivalents	$803	$1,618

Cash Flows
As of June 30, 2014, we had $14.6 million of cash and cash equivalents and $115.5 million in negative working capital, as compared to $13.8 million of cash and cash equivalents and $118.9 million in negative working capital as of December 31, 2013. The favorable change in working capital is primarily due to increases in accounts receivable, deferred expenses and other assets, partially offset by $9.7 million of higher deferred revenue. As of December 31, 2013, all excess cash flow required payments had been made for the year ended December 31, 2013. The June 30, 2014 current portion of long-term debt reflects the estimated 2014 excess cash flow requirements, net of payments made during the six months ended June 30, 2014, which are payable by March 31, 2015. The majority of the negative working capital is due to significant balances of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the six months ended June 30, 2014 increased $11.3 million from the six months ended June 30, 2013 primarily due to improvements in operating income principally driven by lower cash interest payments, partially offset by unfavorable working capital requirements during the six months ended June 30, 2014.

Net cash used in investing activities during the six months ended June 30, 2014 was $15.7 million, as compared to $7.9 million in the six months ended June 30, 2013. Capital expenditures during the six months June 30, 2014 of $8.2 million remained relatively flat compared to the same prior year period. In February 2014, we acquired substantially all of the assets and certain liabilities of SnapNames.com, Inc. (the "SnapNames Business"), an Oregon corporation from KeyDrive S.A. for which we paid $7.4 million using $9.0 million of increased borrowings from our revolving credit facility to pay for the acquisition. See Note 2, Business Combinations, for additional information surrounding the purchase. Finally, we received $0.4 million of proceeds from the sale of the equity method investment, OrangeSoda, Inc., in June 2013.

Net cash used in financing activities of $39.3 million included principal payments of $41.0 million, net of additional revolving credit facility borrowings, during the six months ended June 30, 2014. Proceeds received from the exercise of stock options increased by $0.9 million to $6.7 million in the six months ended June 30, 2014 when compared to the same prior year period. Approximately $5.0 million and $5.7 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the six months ended June 30, 2014 and 2013, respectively. The six months ended June 30, 2013 included $2.4 million of debt issuance costs from the March 2013 repricing of First Lien Term Loan.

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

Outstanding debt as of June 30, 2014 for purposes of the First Lien Net Leverage Ratio is approximately $300.2 million. The covenant calculation as of June 30, 2014 on a trailing 12-month basis is as follows:

Covenant Description	Covenant Requirement as of June 30, 2014	Ratio at June 30, 2014	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 4.75	2.09	2.66

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

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. We exclude from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, stock-based compensation charges, gain on sale of equity method investment and gains or losses from asset sales. We believe that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

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

•
Adjusted EBITDA. We exclude from adjusted EBITDA depreciation expense, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, gains or losses from asset sales, corporate development expenses, gain on sale of equity method investment, loss from debt extinguishment, gain from sale of equity method investment and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$138,176	$120,448	$272,019	$235,994
Fair value adjustment to deferred revenue	6,492	10,942	13,883	23,489
Non-GAAP revenue	$144,668	$131,390	$285,902	$259,483

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(794)	$(9,744)	$(304)	$(56,247)
Amortization of intangibles	16,320	17,220	32,504	34,506
Loss on sale of assets	—	87	—	80
Stock based compensation	4,939	3,906	9,442	10,270
Income tax expense	3,847	3,775	5,409	18,311
Restructuring benefit	—	(32)	—	(32)
Corporate development	—	—	40	—
Amortization of debt discounts and fees	2,790	441	5,508	1,023
Cash income tax expense	(267)	(193)	(399)	(479)
Fair value adjustment to deferred revenue	6,492	10,942	13,883	23,489
Fair value adjustment to deferred expense	269	408	570	862
Loss on debt extinguishment	—	—	—	19,526
Gain on sale of equity method investment	—	(385)	—	(385)
Non-GAAP net income	$33,596	$26,425	$66,653	$50,924

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share	Three months ended June 30,		Six months ended June 30,
Diluted shares:	2014	2013	2014	2013
Basic weighted average common shares	50,809	48,670	50,571	48,379
Diluted stock options	3,250	2,539	3,406	2,331
Diluted restricted stock	507	558	645	669
Total diluted weighted average common shares	54,566	51,767	54,622	51,379

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted GAAP net loss per share	$(0.02)	$(0.20)	$(0.01)	$(1.16)
Diluted equity	0.01	0.01	—	0.07
Amortization of intangibles	0.30	0.33	0.61	0.66
Loss on sale of assets	—	—	—	—
Stock based compensation	0.09	0.08	0.17	0.20
Income tax expense	0.07	0.07	0.10	0.36
Restructuring benefit	—	—	—	—
Corporate development	—	—	—	—
Amortization of debt discounts and fees	0.05	0.01	0.10	0.02
Cash income tax expense	—	—	(0.01)	(0.01)
Fair value adjustment to deferred revenue	0.12	0.21	0.25	0.46
Fair value adjustment to deferred expense	—	0.01	0.01	0.02
Loss on debt extinguishment	—	—	—	0.38
Gain on sale of equity method investment	—	(0.01)	—	(0.01)
Diluted Non-GAAP net income per share	$0.62	$0.51	$1.22	$0.99

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
GAAP operating income (loss)	$10,352	$1,913	$19,898	$(577)
Amortization of intangibles	16,320	17,220	32,504	34,506
Loss on sale of assets	—	87	—	80
Stock based compensation	4,939	3,906	9,442	10,270
Restructuring benefit	—	(32)	—	(32)
Corporate development	—	—	40	—
Fair value adjustment to deferred revenue	6,492	10,942	13,883	23,489
Fair value adjustment to deferred expense	269	408	570	862
Non-GAAP operating income	$38,372	$34,444	$76,337	$68,598

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	7%	2%	7%	—%
Amortization of intangibles	12	12	12	12
Loss on sale of assets	—	—	—	—
Stock based compensation	3	3	3	4
Restructuring benefit	—	—	—	—
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	5	8	5	9
Fair value adjustment to deferred expense	—	1	—	1
Non-GAAP operating margin	27%	26%	27%	26%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating income (loss)	$10,352	$1,913	$19,898	$(577)
Depreciation and amortization	19,793	20,301	39,032	40,341
Loss on sale of assets	—	87	—	80
Stock based compensation	4,939	3,906	9,442	10,270
Restructuring benefit	—	(32)	—	(32)
Corporate development	—	—	40	—
Fair value adjustment to deferred revenue	6,492	10,942	13,883	23,489
Fair value adjustment to deferred expense	269	408	570	862
Adjusted EBITDA	$41,845	$37,525	$82,865	$74,433

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents totaling $14.6 million and $13.8 million at June 30, 2014 and December 31, 2013, respectively. These amounts were invested primarily in money market funds. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

As of June 30, 2014, we have $573.6 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $314.9 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 3.50% on the First Lien Credit Agreement, which is subject to a 1.0% LIBOR floor. The interest rate of our Revolving Credit Facility is 1-month LIBOR plus 3.25%. Since the First Lien Credit Agreement is subject to a LIBOR floor of 1.0%, a 10% increase or decrease in LIBOR would not impact our interest expense on those loans during the six months ended June 30, 2014. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $0.2 million during the six months ended June 30, 2014, assuming the principal balances remain unchanged.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

 Item 1. Legal Proceedings.

The Federal Trade Commission ("FTC") is investigating the methods by which Network Solutions has marketed its domain name and web hosting services to customers.  The Company is cooperating with the FTC investigation.  We have responded to an FTC Civil Investigative Demand and is responding to additional FTC information requests. The FTC investigation could conclude with a variety of outcomes, including the closing of the inquiry with no action, an order regarding our marketing practices, or a payment to the government or to customers.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were probable or estimable at June 30, 2014.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, are set forth below and are unchanged substantively at June 30, 2014, other than those designated by an asterisk “*”.

* In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of June 30, 2014, we had $314.9 million aggregate principal amount of our First Lien Term Loan (defined above in Note 6, "Long-term Debt") and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
We may become a target of government investigations, private claims, or lawsuits, involving but not limited to general business, patent, or employee matters, including consumer class actions challenging our business practices. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management's attention and resources from other matters.

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
* We were not profitable for the three and six months ended June 30, 2014 or for the years ended December 31, 2013, 2012 and 2011 and we may not become or stay profitable in the future.
We were not profitable for the three and six months ended June 30, 2014 or for the years ended December 31, 2013, 2012 and 2011, and may not be profitable in future years. As of June 30, 2014, we had an accumulated deficit of approximately $358.4 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
10.1	Web.com Group, Inc. 2014 Equity Incentive Plan. (6)
10.2	Amendment to First Lien Credit Agreement dated April 25, 2014.
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL information is being furnished with this Form 10-Q, not filed
________________________

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated by reference.

(6)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

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

Web.com Group, Inc.
(Registrant)

August 1, 2014	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
10.1	Web.com Group, Inc. 2014 Equity Incentive Plan. (6)
10.2	Amendment to First Lien Credit Agreement, dated April 25, 2014.
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated by reference.

(6)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

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