Form 10-Q
period 2014-09-30
WEB.COM GROUP, INC.
filed 2014-11-06
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Common Stock, par value $0.001 per share, outstanding as of October 31, 2014: 52,528,665

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$137,407	$125,197	$409,426	$361,191

Cost of Revenue	47,925	42,692	143,111	128,211

Gross profit	89,482	82,505	266,315	232,980
Operating expenses:
Sales and marketing	37,454	36,386	111,697	104,846
Technology and development	7,161	8,184	22,050	24,804
General and administrative	15,257	13,139	44,029	38,803
Restructuring benefit	—	—	—	(32)
Depreciation and amortization	20,349	20,339	59,381	60,680
Total operating expenses	80,221	78,048	237,157	229,101
Income from operations	9,261	4,457	29,158	3,879

Interest expense, net	(6,592)	(8,137)	(21,384)	(26,355)
Gain on sale of equity method investment	—	—	—	385
Loss from debt extinguishment	(1,838)	(1,138)	(1,838)	(20,663)
Net income (loss) before income taxes	831	(4,818)	5,936	(42,754)
Income tax expense	(4,250)	(1,170)	(9,658)	(19,481)
Net loss	$(3,419)	$(5,988)	$(3,722)	$(62,235)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(755)	—	(755)	—
Unrealized (loss) gain on investments, net of tax	(10)	8	(8)	13
Total comprehensive loss	$(4,184)	$(5,980)	$(4,485)	$(62,222)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net loss per common share	$(0.07)	$(0.12)	$(0.07)	$(1.28)
Diluted earnings per share:
Net loss per common share	$(0.07)	$(0.12)	$(0.07)	$(1.28)

Basic weighted average common shares	51,234	49,243	50,794	48,670
Diluted weighted average common shares	51,234	49,243	50,794	48,670

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,900	$13,806
Accounts receivable, net of allowance of $2,220 and $1,545, respectively	20,597	17,062
Prepaid expenses	10,445	7,348
Deferred expenses	68,719	62,073
Deferred taxes	25,409	35,318
Other current assets	7,079	2,837
Total current assets	148,149	138,444

Property and equipment, net	44,826	42,090
Deferred expenses	52,468	57,235
Goodwill	640,337	627,845
Intangible assets, net	369,239	401,921
Other assets	4,902	10,224
Total assets	$1,259,921	$1,277,759

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,144	$10,351
Accrued expenses	12,854	14,449
Accrued compensation and benefits	8,824	13,423
Deferred revenue	219,075	208,856
Current portion of debt	4,955	6,586
Other liabilities	5,348	3,651
Total current liabilities	259,200	257,316

Deferred revenue	186,340	186,539
Long-term debt	515,878	556,506
Deferred tax liabilities	101,946	102,421
Other long-term liabilities	6,967	4,932
Total liabilities	1,070,331	1,107,714
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 52,512,183 and 51,193,230 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	53	51
Additional paid-in capital	552,129	528,101
Accumulated other comprehensive (loss) income	(743)	20
Accumulated deficit	(361,849)	(358,127)
Total stockholders' equity	189,590	170,045
Total liabilities and stockholders' equity	$1,259,921	$1,277,759
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(3,722)	$(62,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	—	(385)
Loss from debt extinguishment	1,249	13,424
Depreciation and amortization	59,381	60,680
Stock based compensation	14,527	14,325
Deferred income taxes	8,860	19,062
Amortization of debt issuance costs and other	8,175	2,784
Changes in operating assets and liabilities:
Accounts receivable, net	(2,814)	(2,136)
Prepaid expenses and other assets	(2,529)	(6,116)
Deferred expenses	(1,859)	1,782
Accounts payable	(4,095)	2,145
Accrued expenses and other liabilities	60	3,480
Accrued compensation and benefits	(4,811)	(6,155)
Accrued restructuring costs and other reserves	(1,139)	(1,233)
Deferred revenue	9,573	27,475
Net cash provided by operating activities	80,856	66,897
Cash flows from investing activities
Business acquisitions, net of cash acquired	(19,288)	—
Proceeds from sale of equity method investment	—	385
Capital expenditures	(12,784)	(11,586)
Other	—	(50)
Net cash used in investing activities	(32,072)	(11,251)
Cash flows from financing activities
Stock issuance costs	(76)	(30)
Common stock repurchased	(5,191)	(5,986)
Payments of long-term debt	(351,078)	(982,076)
Proceeds from exercise of stock options	9,110	9,858
Proceeds from borrowings on long-term debt	192,020	920,631
Proceeds from borrowings on revolving credit facility	112,208	—
Debt issuance costs	(3,672)	(2,864)
Net cash used in financing activities	(46,679)	(60,467)
Effect of exchange rate changes on cash	(11)	—
Net increase (decrease) in cash and cash equivalents	2,094	(4,821)
Cash and cash equivalents, beginning of period	13,806	15,181
Cash and cash equivalents, end of period	$15,900	$10,360
Supplemental cash flow information
Interest paid	$15,286	$30,415
Income tax paid	$820	$374
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

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2014, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2014, and the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Foreign Currency Translation

The functional currency of the Company’s United Kingdom-based operations acquired in July 2014 is the British Pound. The Company translates the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standard Board (“FASB”) and International Accounting Standards Board (“IASB”) issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). This accounting standard will be effective for the Company beginning in its first quarter of 2017, with no early adoption permitted, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

2. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of domain name inventory and intangible assets, including trade names, customer relationships and developed technology. The activities of the acquired business include daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The Company paid $7.4 million for this business during the first quarter of 2014. The Company also recorded a $0.5 million holdback liability which is payable to KeyDrive S. A. in February 2015.
The Company has accounted for the acquisition of the SnapNames Business using the acquisition method as required in ASC 805, Business Combinations ("ASC 805"). As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is expected to be deductible for tax purposes.
The Company finalized its calculation of the domain inventory during the three months ended September 30, 2014, but is still reviewing information surrounding accounts payable, accrued expenses and income tax considerations resulting from the acquisition which may result in changes to the Company's preliminary purchase price allocation during the measurement period.
Acquisition of Scoot
On July 31, 2014, the Company completed the acquisition of 100% of the equity interests in Touch Local Limited (“Scoot”), the operator of an online business directory network in the United Kingdom, pursuant to that certain Purchase Agreement dated July 31, 2014 by and among Web.com Group, Inc., Balderton Capital III, LP, Mark Livingstone and Gary Dannatt.  The Company believes that the acquisition further enhances its position as a leading provider of online marketing and web services to small businesses and positions its local expansion in the United Kingdom. Consideration for the acquisition included $11.9 million, which is net of cash acquired, $11.0 million of which was paid to the sellers in July 2014 and $0.9 million of which is held in an escrow account to be released in July 2015, subject to certain working capital and indemnity adjustments. The Company also recorded a $0.9 million holdback liability that may also be paid in July 2015. In addition, the Company issued an aggregate of 213,200 shares of Web.com common stock, with an aggregate acquisition date value of $5.7 million, to the sellers. Finally, $0.3 million of accounts receivable due from Scoot was forgiven by the Company, for total consideration of $18.7 million.

The Company has accounted for the acquisition of Scoot using the acquisition method as required in ASC 805. Based on the acquisition method of accounting, the consideration was allocated to the assets and liabilities acquired based on their fair values as of the acquisition date and the remaining amount of the purchase price allocation was recorded as goodwill. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities and is not expected to be deductible for tax purposes.  The Company is still reviewing information surrounding accounts receivable, accounts payable, accrued expenses and income tax considerations resulting from the acquisition, as well as finalizing the fair value of the intangible assets, which may result in changes to the Company's preliminary purchase price allocation during the measurement period.

The functional currency of Scoot has been determined to be its local currency, the British Pound. See Note 1, The Company and Summary of Significant Accounting Policies, for additional information surrounding the translation of their accounts.

3. Net Loss Per Common Share

Basic net loss per common share is calculated using net loss and the weighted-average number of shares outstanding during the reporting period. Diluted net loss per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares. However, as of September 30, 2014 and September 30, 2013, 7.3 million and 8.0 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been antidilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and nine months ended September 30, 2014.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(3,419)	$(5,988)	$(3,722)	$(62,235)

Basic weighted average common shares	51,234	49,243	50,794	48,670
Diluted effect of stock options	—	—	—	—
Diluted effect of restricted shares	—	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—	—
Diluted weighted average common shares	51,234	49,243	50,794	48,670
Basic earnings per share:
Net loss per common share	$(0.07)	$(0.12)	$(0.07)	$(1.28)
Diluted earnings per share:
Net loss per common share	$(0.07)	$(0.12)	$(0.07)	$(1.28)

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2013, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during three months ended September 30, 2014.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively (in thousands):

	September 30, 2014	December 31, 2013
Goodwill balance at beginning of period	$730,139	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	627,845	627,845
Goodwill acquired during the period-SnapNames (1)	3,578	—
Goodwill acquired during the period-Scoot (1)	9,281	—
Foreign currency translation adjustments (2)	(367)	—
Goodwill balance at end of period, net *	$640,337	$627,845

* Gross goodwill balances were $742.6 million as of September 30, 2014 and $730.1 million as of December 31, 2013. These include accumulated impairment losses of $102.3 million.
(1) The increases of $3.6 million and $9.3 million are from the SnapNames and Scoot acquisitions, respectively. See Note 2, Business Combinations, for additional information.
(2) The foreign currency translation adjustment is from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

			Weighted-average Amortization Period in Years as of
	September 30, 2014	December 31, 2013	September 30, 2014
Indefinite-lived intangible assets:
Domain/Trade names	$132,476	$128,126
Definite-lived intangible assets:
Customer relationships	290,309	285,135	8.7
Developed technology	193,226	187,563	2.9
Other	5,389	4,108	4.0
Accumulated amortization	(252,161)	(203,011)
Total *	$369,239	$401,921

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.4 million as of September 30, 2014.

The weighted-average amortization period for the amortizable intangible assets remaining as of September 30, 2014, is approximately 7.6 years. Total amortization expense was $16.7 million and $17.2 million for the three months ended September 30, 2014 and 2013, and $49.2 million and $51.7 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the amortization expense for the remainder of the year ended December 31, 2014, and the next four years and thereafter is as follows (in thousands):

2014 (remainder of year)	$11,565
2015	39,375
2016	37,425
2017	27,685
2018	24,859
Thereafter	95,854
Total	$236,763

5. Restructuring Costs

Accrued restructuring as of September 30, 2014 and December 31, 2013, was $0 and $1.1 million, respectively. Payments to terminate the Herndon, Virginia lease of $1.1 million were made in January 2014 .

6. Long-term Debt

1% Senior Convertible Notes due August 15, 2018
In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 (the "2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. Proceeds, net of original issuance discounts and debt issuance costs, of $252.3 million were received from the 2018 Notes. The net proceeds were used to pay down $208.0 million of the First Lien Term Loan and $43.0 million of the Revolving Credit Facility. The refinancing of the First Lien Term Loan was treated as debt extinguishment within the scope of ASC 470, Debt. As such, the Company recorded a $1.1 million loss during the three and nine months ended September 30, 2013, from accelerating debt issuance costs and loan origination discounts.

The Company may not redeem the 2018 Notes prior to August 20, 2016. On or after August 20, 2016, the Company may redeem for cash any or all of the 2018 Notes, at its option, if the last reported sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. The redemption price will equal 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. In addition, holders may also convert their 2018 Notes any time prior to May 15, 2018, (i) if during the five business days after any five consecutive trading day period in which the trading price of the 2018 Notes was less than 98% of the product of the last reported sale price of our common stock and the conversion rate, (ii) if the Company calls the 2018 Notes for redemption; or (iii) upon the occurrence of specified corporate events.

Prior to August 20, 2016, the 2018 Notes are also redeemable or convertible upon certain fundamental changes, as defined in the indenture, which may require the Company to purchase the 2018 Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2018 Notes to be purchased, plus any accrued and unpaid interest to, but not including, the purchase date. The 2018 Notes are senior unsecured obligations and will be effectively junior to any of the Company's existing and future secured indebtedness.

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

Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the $258.8 million of principal amount in cash and any excess conversion value in shares of its common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018

Notes may be included in the Company's calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. As such, the 2018 Notes have no impact on diluted net income per common share until the price of the Company's common stock exceeds the conversion price (approximately $35.00 per common share) of the 2018 Notes.

As of September 30, 2014 and December 31, 2013, the carrying value of the debt and equity component was $215.3 million and $47.8 million and $208.0 million and $47.8 million, respectively. The unamortized debt discount of $43.4 million as of September 30, 2014 will be amortized over the remaining life of the 2018 Notes using the effective interest method.

Credit Agreements

New Credit Agreement
On September 9, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and SunTrust Bank, as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for (i) a five-year $200 million secured term loan facility (the “Term Loan”) and (ii) a five-year secured revolving credit facility that provides up to $150 million of revolving loans (the “Revolving Credit Facility”). The Credit Agreement replaced the First Lien Credit Agreement, dated as of October 27, 2011 amended and restated as of November 20, 2012, further amended and restated March 6, 2013, and further amended as of April 25, 2014 (the "Predecessor Credit Agreement").
The Company used the proceeds of the Term Loan and initially borrowed $109 million of loans under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses. In connection with the repayment, the Company terminated the Predecessor Credit Agreement.
The Term Loan and loans under the Revolving Credit Facility initially bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 2.25% per annum, or the prime lending rate plus an applicable margin equal to 1.25% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. The Company must also pay (i) a commitment fee of 0.4% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
The Company is permitted to make voluntary prepayments with respect to the Revolving Credit Facility and the Term Loan at any time without payment of a premium. The Company is required to make mandatory prepayments of the Term Loan with (i) net cash proceeds from certain asset sales (subject to reinvestment rights) and (ii) net cash proceeds from certain issuances of debt. The Company is also required to maintain certain financial ratios under the Credit Agreement and there are customary covenants that limit the incurrence of debt, the payment of dividends, the disposition of assets, and making of certain payments. Substantially all of the Company's and certain of its domestic subsidiaries' tangible and intangible assets are pledged as collateral under the Credit Agreement.
The refinancing was partially accounted for as debt extinguishment in accordance with ASC 470, Debt, with the remaining amounts not considered extinguished, treated as a modification of the existing credit agreement. As a result of the extinguishment, the Company recorded a $1.8 million loss for the portion of the debt that was extinguished from accelerating unamortized deferred financing fees and loan origination discounts during the three and nine months ended September 30, 2014. Approximately $3.7 million of additional loan origination discounts and deferred financing fees were capitalized in September 2014 in connection with the refinancing.
Predecessor Credit Agreement
On October 27, 2011, the Company entered into two credit facilities pursuant to (i) the the Predecessor Credit Agreement and (ii) a Second Lien Credit Agreement (the “Second Lien Credit Agreement”). The Predecessor Credit Agreement originally provided for (i) a six -year first lien term loan (the “Predecessor First Lien Term Loan”) and (ii) a five -year first lien revolving credit facility (the “Predecessor Revolving Credit Facility”). The Second Lien Credit Agreement originally provided for a seven-year second lien term loan (the “Second Lien Term Loan”).

On March 6, 2013, the Company repriced its Predecessor First Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Predecessor Revolving

Credit Facility to $70 million. The proceeds received from the additional Predecessor First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million.

The repricing of the Predecessor First Lien Term Loan and the payoff of the Second Lien Term Loan were both accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishment, the Company recorded a $19.5 million loss from debt extinguishment from accelerating unamortized deferred financing fees and loan origination discounts during the nine months ended September 30, 2013. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the Predecessor First Lien Term Loan.

Outstanding long-term debt and the interest rates in effect at September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving Credit Facility maturing 2019, 2.40%, based on LIBOR plus 2.25%, less unamortized discount of $1,677 at September 30, 2014	$107,323	$—
Term Loan due 2019, 2.40%, based on LIBOR plus 2.25%, less unamortized discount of $1,795 at September 30, 2014, effective rate of 2.64%	198,205	—
First Lien Term Loan due 2017, 4.50% at December 31, 2013, unamortized discount of $728, effective rate of 4.71%	—	355,122
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $43,445 at September 30, 2014 effective rate of 5.89%	215,305	207,970
Total Outstanding Debt	520,833	563,092
Less: Current Portion of Long-Term Debt	(4,955)	(6,586)
Long-Term Portion	$515,878	$556,506

Debt discount and issuance costs

The Company recorded $2.7 million and $1.6 million, and $8.2 million and $2.6 million, of expense from amortizing debt issuance and discount costs during the three and nine months ended September 30, 2014 and 2013, respectively.

Total estimated principal payments due for the next five years as of September 30, 2014 are as follows:

Year 1	$5,000
Year 2	10,000
Year 3	15,000
Year 4	278,750
Year 5	259,000
Thereafter	—
Total principal payments	$567,750

7. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency translation adjustments	$(755)	$—
Unrealized gains on investments	12	20
Total accumulated other comprehensive (loss) income	$(743)	$20

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of September 30, 2014 and December 31, 2013 due to the short maturity of these items. As of September 30, 2014, the fair value and carrying value of the Company’s 2018 Notes totaled $237.4 million and $215.3 million, respectively. As of December 31, 2013, the fair value and carrying value of the Company's First Lien Loan and the 2018 Notes totaled term debt was $648.8 million and $563.1 million, respectively. The fair value of the First Lien Term Loan and the 2018 Notes, including the equity component, were calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan entered into in September 2014 are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of September 30, 2014. The Revolving Credit Facility's fair value as of December 31, 2013 also approximates the carrying value.

9. Income Taxes

The Company recognized income tax expense of $4.3 million and $1.2 million during the three months ended September 30, 2014 and 2013, respectively, and $9.7 million and $19.5 million during the nine months ended September 30, 2014 and 2013, respectively, based on its effective tax rate. The Company's estimated annual effective tax rate for the nine months ended September 30, 2014 reflects an increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income for 2014.

10. Stock-Based Compensation

On May 7, 2014 at the 2014 Annual Meeting of Stockholders, the Company's Board of Directors adopted and stockholders approved the 2014 Equity Incentive Plan (the "2014 Plan"). The Plan is the successor and continuation of our prior incentive plans; as such, no additional common stock awards have been granted under the prior incentive plans since the adoption of the 2014 Plan. The 2014 Plan provides for the issuances of incentive stock options, nonstatutory stock options, restricted stock awards and units and other stock awards. The terms and conditions surrounding the granting and vesting of these awards are generally consistent with the prior incentive plans.

Stock Options

Compensation costs related to the Company’s stock option plans were $3.1 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively. Compensation costs related to the Company's stock option plans were $9.0 million and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, 0.2 million and 0.5 million common shares were issued from options exercised, respectively. During the nine months ended September 30, 2014 and 2013, 0.9 million and 1.3 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended September 30, 2014 and 2013, was approximately $2.0 million and $1.5 million. Compensation expense for the nine months ended September 30, 2014 and 2013, was approximately $5.5 million and $7.0 million, respectively. During the nine months ended September 30, 2014 and 2013, approximately 0.2 million shares and 0.3 million totaling approximately $5.2 million and $6.0 million, respectively, were withheld by the Company for minimum income tax withholding requirements. There were 28 thousand restricted common shares granted during the three months ended September 30, 2014. There were no restricted common shares granted during the three months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, 0.4 million and 0.7 million restricted common shares were granted, respectively.

11. Commitments and Contingencies

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $3.0 million in standby letters of credit as of September 30, 2014, $2.0 million of which were issued under the Revolving Credit Facility.

The Federal Trade Commission ("FTC") is investigating the methods by which Network Solutions has marketed its domain name and web hosting services to customers.  The Company has cooperated with the FTC investigation, including responding to an FTC Civil Investigative Demand and to additional FTC information requests. The Company has been negotiating a consent agreement with the FTC staff that would resolve the investigation, and in October 2014, received a proposed FTC order that may restrict the company’s future web hosting marketing practices but would not require any changes in current practices, and would not impose any monetary penalties or require other payments. There can be no assurance that consent agreement will be finalized, and so it is possible that the FTC investigation could conclude with a variety of outcomes, including the closing of the inquiry with no action, an order regarding our marketing practices, or a payment to the government or to customers.

On October 31, 2014, a putative class action was filed in U.S. District Court for the Southern District of California (Tammy Hussin, et al. v. Web.com Group, Inc.). The lawsuit complains that the Company allegedly contacted the plaintiff and putative class (which plaintiff alleges may “number in the thousands, if not more”) on their cellular telephones via an automatic telephone dialing system without their prior express consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”).  Plaintiff is seeking for each alleged TCPA violation $500 in statutory damages or $1,500 if a willful violation is shown.  In addition to statutory damages and damages for willful violations, Plaintiff seeks injunctive relief. The Company has not yet responded to the Complaint and discovery has not yet commenced but the Company intends to vigorously defend itself.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were probable or estimable at September 30, 2014.

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
13. Subsequent Events

In October 2014, the Company's Board of Directors authorized a plan for the repurchase of up to $100.0 million of the Company's outstanding common shares through December 31, 2016.

The timing, price and volume of repurchases will be based on market conditions, restrictions under applicable securities laws and other factors. The repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

The repurchases may be made periodically in a variety of ways including open market purchases at prevailing market prices, in privately negotiated transactions, or pursuant to a 10b5-1 plan implemented by the Company.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $6.4 million and $9.6 million for the three months ended September 30, 2014 and 2013 and $20.3 million and $33.1 million for the nine months ended September 30, 2014 and 2013, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Cost of Revenue

Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration costs, directory listing fees, customer support costs, eCommerce store design, search engine registration fees, billing costs, hosting expenses, marketing fees, and allocated overhead costs. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and web services usage grows, we intend to continue to invest additional resources in our website development and support staff.

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

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are expected to increase in the near term, but remain relatively flat as a percentage of revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects. Amortization expense is expected to decrease as certain intangible assets become fully amortized during 2014, which is expected to more than offset the increase to amortization expense from the February 2014 SnapNames acquisition and the July 2014 Scoot acquisition.

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

Results of Operations

Comparison of the results for the three months ended September 30, 2014 to the results for the three months ended September 30, 2013

The following table sets forth our key business metrics:

	Three months ended September 30,
	2014	2013
	(unaudited)
Net subscriber additions	34,320	32,010
Churn	1%	1%
Average revenue per user (monthly)	$14.60	$14.33

Net subscribers increased by 34,320 customers during the three months ended September 30, 2014, as compared to an increase of 32,010 during the three months ended September 30, 2013. In addition, we acquired 11,070 customers from the July 2014 acquisition of Scoot for a total increase of 45,390 in the three months ended September 30, 2014. Churn remained at a low level of 1% during the three months ended September 30, 2014. The increase in customers and the maintenance of our low churn level is primarily due to our increased marketing efforts in prior periods, as well as during the third quarter ended September 30, 2014.

The average revenue per user was $14.60 during the three months ended September 30, 2014, a sequential decrease of $0.29 from the second quarter ended June 30, 2014, however a $0.27 increase from the $14.33 generated during the same prior year period ended September 30, 2013. The growth in average revenue per user during the third quarter of 2014 compared to the third quarter of 2013 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Three months ended September 30,
	2014	2013
	(unaudited, in thousands)
Revenue:
Subscription	$135,125	$122,507
Professional services and other	2,282	2,690
Total revenue	$137,407	$125,197

Total revenue increased 10% to $137.4 million in the three months ended September 30, 2014 from $125.2 million in the three months ended September 30, 2013. Total revenue during the three months ended September 30, 2014 and 2013, includes the unfavorable impact of $6.4 million and $9.6 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com, while the fair value of the deferred revenue acquired from the July 2014 Scoot acquisition was approximately 86% less than its historical cost basis. This contributed to an increase of $0.8 million of unfavorable impact during the three months ended September 30, 2014. Overall, the unfavorable impact declined $3.2 million during the three months ended September 30, 2014, compared to the same prior period. The remaining $9.0 million increase in revenue during the three months ended September 30, 2014, is driven principally by an increase in domain registration and domain-related services and to increases in sales of our subscription-based custom website and online marketing products. Advertising revenue also increased during the three months ended September 30, 2014, when compared to the same prior year period. These increases were partly offset by lower pay-per-click revenues during the three months ended September 30, 2014.

Subscription Revenue. Subscription revenue increased 10% during the three months ended September 30, 2014, to $135.1 million from $122.5 million during the three months ended September 30, 2013. The increase is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 15% to $2.3 million in the three months ended September 30, 2014 from $2.7 million in the three months ended September 30, 2013 due to a slightly lower volume of custom website design revenue.

Cost of Revenue

	Three months ended September 30,
	2014	2013
	(unaudited, in thousands)
Cost of revenue	$47,925	$42,692

Cost of Revenue. Cost of revenue increased 12% or $5.2 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Costs of revenue as a percentage of total revenue was slightly lower during the three months ended September 30, 2014 compared to the same prior year period. The overall cost increase included $4.5 million from domain registration costs and $0.8 million of higher partner commissions and general marketing costs, partly offset by lower online marketing costs.

Our gross margin decreased slightly from 66% during the three months ended September 30, 2013, to 65% during the three months ended September 30, 2014. Excluding the $6.4 million and $9.6 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended September 30, 2014 and 2013, respectively, the gross margin decreased slightly to 67% for the three months ended September 30, 2014 from 68% for the three months ended September 30, 2013.

Operating Expenses

	Three months ended September 30,
	2014	2013
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$37,454	$36,386
Technology and development	7,161	8,184
General and administrative	15,257	13,139
Restructuring benefit	—	—
Depreciation and amortization	20,349	20,339
Total operating expenses	$80,221	$78,048

Sales and Marketing Expenses. Sales and marketing expenses increased 3% to $37.5 million and were 27% of total revenue during the three months ended September 30, 2014, up from $36.4 million, which was 29% of revenue during the three months ended September 30, 2013. Included in the $1.1 million increase is approximately $1.8 million of increased salaries and benefits; primarily commissions, which was partially offset by decreases in online marketing and affiliate advertising. We expect sales and marketing expenses to continue to increase in the quarters ahead as we invest in building our brand and acquiring customers that subscribe to higher revenue products.

Technology and Development Expenses. Technology and development expenses of $7.2 million, or 5% of total revenue, during the three months ended September 30, 2014, decreased $1.0 million from $8.2 million, or 7% of total revenue during the three months ended September 30, 2013. The decline was primarily from lower third party data center and software support costs resulting from the centralization of data centers internally, partly offset by a $0.4 million increase in salaries and benefits.

General and Administrative Expenses. General and administrative expenses increased $2.1 million to $15.3 million, or 11% of total revenue, during the three months ended September 30, 2014, as compared to $13.1 million, or 10% of total revenue during the three months ended September 30, 2013. Overall, during the three months ended September 30, 2014, employee-related compensation and benefits expense decreased approximately $0.4 million, data services increased $0.8 million, acquisition-related expenses contributed $0.4 million of additional expense, and bad debt expense rose $0.6 million during the three months ended September 30, 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense of $20.3 million during the three months ended September 30, 2014 remained flat when compared to the three months ended September 30, 2013. Amortization expense decreased by $0.5 million during the three months ended September 30, 2014, compared to the same prior year period as certain intangible assets were fully amortized, which more than offset the slight increase from amortizing the intangible assets acquired from the February 2014 SnapNames acquisition and the July 2014 Scoot acquisition. Depreciation expense increased $0.6 million primarily from internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $6.6 million and $8.1 million for the three months ended September 30, 2014 and 2013, respectively. Included in the interest expense for the three months ended September 30, 2014 and 2013, respectively, is $2.7 million and $1.6 million of deferred financing fee and loan origination discount amortization, which contributed $1.1 million of increased expense during the three months ended September 30, 2014 primarily resulting from the issuance of the 2018 Notes in August 2013. This increase in amortization was more than offset by a decrease to interest expense of $2.6 million during the third quarter ended September 30, 2014, compared to the third quarter of 2013, from realizing lower interest rates from the August 2013 convertible debt issuance, the September 2014 refinance and from lower debt levels due to repayments made.

Loss on Debt Extinguishment. In September 2014, we refinanced our Predecessor Credit Agreement to realize a further reduction in interest rates. The majority of the Predecessor First Lien Term Loan was accounted for as debt extinguishment in accordance with Accounting Standards Codification ("ASC") 470, Debt, with the remaining portion considered a debt modification. Approximately 77% of the Predecessor Revolving Credit Facility was accounted for as a debt modification, with the remaining portion treated as debt extinguishment. As a result, a loss on debt extinguishment of $1.8 million was recorded during the three months ended September 30, 2014. See Note 6, Long-term Debt, for additional details surrounding this transaction.

In August 2013, we partially paid down $208 million of the Predecessor First Lien Term Loan, using proceeds from the convertible debt issuance, which was accounted for as a debt extinguishment in accordance with ASC 470, Debt. As a result of this extinguishment, we recorded a $1.1 million loss from accelerating unamortized deferred financing fees and loan origination discounts during the three months ended September 30, 2013.

Income Tax Expense. We recorded income tax expense of $4.3 million and $1.2 million during the three months ended September 30, 2014 and 2013, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the three months ended September 30, 2014 reflects an increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income 2014.

Comparison of the results for the nine months ended September 30, 2014 to the results for the nine months ended September 30, 2013

The following table sets forth our key business metrics:

	Nine months ended September 30,
	2014	2013
	(unaudited)
Net subscriber additions	123,436	79,119
Churn	1%	1%
Average revenue per user (monthly)	$14.75	$14.10

Net subscribers increased by 123,436 customers during the nine months ended September 30, 2014, as compared to an increase of 79,119 customers during the nine months ended September 30, 2013. We also acquired 11,070 in the July 2014 Scoot acquisition for a total increase of 134,506 customers during the nine months ended September 30, 2014. Churn remained at a low level of 1% during the nine months ended September 30, 2014. The increase in customers and the maintenance of our low churn level is primarily due to our increased marketing efforts in the nine months ended September 30, 2014, as well as in prior periods.

The average revenue per user was $14.75 during the nine months ended September 30, 2014, as compared to $14.10 during the same period ended September 30, 2013. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers.

Revenue

	Nine months ended September 30,
	2014	2013
	(unaudited, in thousands)
Revenue:
Subscription	$402,954	$353,474
Professional services and other	6,472	7,717
Total revenue	$409,426	$361,191

Total revenue increased 13% to $409.4 million in the nine months ended September 30, 2014, from $361.2 million in the nine months ended September 30, 2013. Total revenue during the nine months ended September 30, 2014 and 2013, includes the unfavorable impact of $20.3 million and $33.1 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com, while the fair value of the deferred revenue acquired from the July 2014 Scoot acquisition was approximately 86% less than its historical basis. The unfavorable impact declined $12.8 million during the nine months ended September 30, 2014, compared to the same prior period. The remaining $35.5 million increase in revenue during the nine months ended September 30, 2014 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily our domain and domain related services, advertising, subscription-based custom website products and online marketing products and services, as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers. These increases were partly offset by a reduction in pay-per-click revenue.

Subscription Revenue. Subscription revenue increased 14% during the nine months ended September 30, 2014 to $403.0 million from $353.5 million during the nine months ended September 30, 2013. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 16% to $6.5 million in the nine months ended September 30, 2014, from $7.7 million in the nine months ended September 30, 2013 due to a lower volume of custom website design revenue.

Cost of Revenue

	Nine months ended September 30,
	2014	2013
	(unaudited, in thousands)
Cost of revenue	$143,111	$128,211

Cost of Revenue. Cost of revenue increased 12% or $14.9 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, which was proportionate to the increase in revenue after excluding the adjustments to fair value acquired deferred revenue. The increase was primarily driven by $14.0 million of domain name registration costs, $1.0 million of billing fees, $0.9 million of increased partner commissions, partially offset by a $1.8 million decrease in online and general marketing expenses.

Our gross margin of 65% during the nine months ended September 30, 2013 was essentially flat when compared to the same current year period ended. Excluding the $20.3 million and $33.1 million effect of the adjustment related to the fair value of acquired deferred revenue for the nine months ended September 30, 2014 and 2013, respectively, gross margin was approximately 67% during nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

	Nine months ended September 30,
	2014	2013
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$111,697	$104,846
Technology and development	22,050	24,804
General and administrative	44,029	38,803
Restructuring benefit	—	(32)
Depreciation and amortization	59,381	60,680
Total operating expenses	$237,157	$229,101

Sales and Marketing Expenses. Sales and marketing expenses increased 7% to $111.7 million and were 27% of total revenue during the nine months ended September 30, 2014, up from $104.8 million or 29% of revenue during the nine months ended September 30, 2013. The $6.9 million increase includes $3.6 million of higher compensation and benefits as well as $2.8 million of additional investments in sales and marketing activities, primarily direct response television advertising, but also includes corporate sponsorships and online marketing expenditures.

Technology and Development Expenses. Technology and development expenses decreased 11% to $22.1 million, or 5% of total revenue, during the nine months ended September 30, 2014 down from $24.8 million, or 7% of total revenue during the nine months ended September 30, 2013. The decrease was driven by $2.4 million of lower software support and data center fees during the nine months ended September 30, 2014 resulting from the centralization of data centers.

General and Administrative Expenses. General and administrative expenses increased 13% to $44.0 million, or 11% of total revenue, during the nine months ended September 30, 2014, up from $38.8 million or 11% of total revenue during the nine months ended September 30, 2013. Overall, during the nine months ended September 30, 2014, the employee-related compensation and benefits expense increased approximately $0.3 million and data support services increased $1.7 million when compared to the same prior year period. In addition, $0.4 million of transaction-related costs were incurred during the acquisition of Scoot in July 2014. Bad debt expense increased $1.9 million during the nine months ended September 30, 2014 primarily due to an increase in revenue from our Do-It-Yourself web solutions. Total bad debt expense, however, continued to remain at approximately 1 percent of total revenues during the nine months ended September 30, 2013 and 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly to $59.4 million during the nine months ended September 30, 2014 from $60.7 million during the nine months ended September 30, 2013. Amortization expense decreased by $2.6 million during the nine months ended September 30, 2014, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $1.3 million primarily from internally developed software projects and data centers that were placed into service in 2013.

Interest Expense, net. Net interest expense totaled $21.4 million and $26.4 million for the nine months ended September 30, 2014 and 2013, respectively. Included in the $5.0 million decrease to interest expense was $10.5 million of lower interest during the nine months ended September 30, 2014 that was driven from lower rates from debt repricing completed in March of 2013, the September 2014 refinancing and the August 2013 convertible debt issuance, as well as from lower overall debt levels. The decrease was partially offset by a $5.5 million increase of deferred financing fee and loan origination discount amortization resulting primarily from the issuance of the 2018 Notes in August 2013.

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

Loss on Debt Extinguishment. In September 2014, we refinanced our Predecessor Credit Agreement to realize a further reduction in interest rates. The majority of the Predecessor First Lien Term Loan was accounted for as debt extinguishment in accordance with ASC 470, Debt, with the remaining portion considered a debt modification. Approximately 77% of the Predecessor Revolving Credit Facility was accounted for as a debt modification, with the remaining portion treated as debt extinguishment. As a result, a loss on debt extinguishment of $1.8 million was recorded during the nine months ended September 30, 2014. See Note 6, Long-term Debt, for additional details surrounding this transaction.

In August 2013, we partially paid down $208 million of the Predecessor First Lien Term Loan, using proceeds from the convertible debt issuance, which was accounted for as a debt extinguishment in accordance with ASC 470, Debt. As a result of this extinguishment, we recorded a $1.1 million loss from accelerating unamortized deferred financing fees and loan origination discounts during the nine months ended September 30, 2013.

In March 2013, we repriced our Predecessor First Lien Term Loan and increased the outstanding balance and also increased the maximum amount of available borrowings under the Predecessor Revolving Credit Facility. The 2013 repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishment, we recorded a $19.6 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the nine months ended September 30, 2013. Also included in the loss is $7.2 million of prepayment penalties that were paid in March 2013.

Income Tax Expense. We recorded an income tax expense of $9.7 million and $19.5 million during the nine months ended September 30, 2014 and 2013, respectively, based upon our estimated annual effective tax rate. Our estimated annual effective tax rate for the nine months ended September 30, 2014 reflects an increase in our projected year-end valuation allowance related the increase in our non-reversing deferred tax liabilities, partially offset by our estimated pre-tax income for 2014.

Outlook. We believe there is a substantial market opportunity in providing differentiated solutions to small businesses in the U.S. and globally. We continue to expand these solutions and extend the reach of our marketing channels. We are addressing certain challenges that are currently impacting our near-term financial performance, however, we remain confident in our ability to drive meaningful longer-term revenue, profitability and cash flow growth in order to create shareholder value over time.
Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, (in thousands):

	Nine months ended September 30,
	2014	2013
	(unaudited, in thousands)
Net cash provided by operating activities	$80,856	$66,897
Net cash used in investing activities	(32,072)	(11,251)
Net cash used in financing activities	(46,679)	(60,467)
Effect of exchange rate changes on cash	(11)	—
Increase in cash and cash equivalents	$2,094	$(4,821)

Cash Flows
As of September 30, 2014, we had $15.9 million of cash and cash equivalents and $111.1 million in negative working capital, as compared to $13.8 million of cash and cash equivalents and $118.9 million in negative working capital as of December 31, 2013. The favorable change in working capital is primarily due to increases in accounts receivable and prepaid and deferred expenses, and decreases in accounts payable, accrued compensation and benefits, partially offset by $10.2 million of higher deferred revenue. The majority of the negative working capital is due to significant balances of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the nine months ended September 30, 2014 increased $14.0 million from the nine months ended September 30, 2013 primarily due to improvements in operating income principally driven by lower cash interest payments, partially offset by unfavorable working capital requirements during the nine months ended September 30, 2014.

Net cash used in investing activities during the nine months ended September 30, 2014 was $32.1 million, as compared to $11.3 million in the nine months ended September 30, 2013. Capital expenditures during the nine months ended September 30, 2014 of $12.8 million were slightly higher during the same prior year period primarily due to an increase in internally developed software efforts. In July 2014, we paid $12.1 million in cash and issued 213,200 shares of our common stock to acquire 100% of the equity interests in Touch Local Limited ("Scoot"), the operator of an online business directory network in the United Kingdom. In addition, in February 2014, we acquired substantially all of the assets and certain liabilities of SnapNames.com, Inc. (the "SnapNames Business"), an Oregon corporation from KeyDrive S.A. for which we paid $7.4 million in cash. See Note 2, Business Combinations, for additional information surrounding these purchases. Finally, we received $0.4 million of proceeds from the sale of the equity method investment, OrangeSoda, Inc., in June 2013.

Net cash used in financing activities reflects a $46.9 million reduction of outstanding debt as principal payments, net of borrowings, were made during the nine months ended September 30, 2014. Proceeds received from the exercise of stock options decreased by $0.8 million to $9.1 million in the nine months ended September 30, 2014 when compared to the same prior year period. Approximately $5.2 million and $6.0 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the nine months ended September 30, 2014 and 2013, respectively. The nine months ended September 30, 2014 and 2013 included $3.7 million and $2.9 million of debt issuance costs, respectively, from the September 2014 refinancing and March 2013 repricing.

Refinancing Long Term Debt
In September 2014, we competed the refinancing of our Predecessor Credit Agreement. The new credit facilities consist of a $200 million secured term loan and a $150 million secured revolving line of credit. Each of the new facilities bears interest at a rate equal to either, at our option, the LIBOR rate plus an applicable margin equal to 2.25% per annum, or the prime lending rate plus an applicable margin equal to 1.25% per annum. The applicable margins for the each of the new facilities are subject to reduction by 0.25% or 0.50%, or increase by 0.25%, in each case based upon our consolidated first lien net leverage ratio as of the end of each fiscal quarter. Each of the new facilities mature in September 2019. See Note 6, Long-Term Debt, for additional information on the impact of this transaction.

We used the proceeds of the Term Loan and initially borrowed $109.0 million of loans under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses. In connection with the repayment, we terminated the Predecessor Credit Agreement.

We must also pay (i) a commitment fee of 0.40% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding loans under the Revolving Credit Facility, subject to reduction by 0.05% or 0.10%, or increase by 0.05%, in each case based upon our consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin as applied to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.

We are permitted to make voluntary prepayments with respect to the Revolving Credit Facility and the Term Loan at any time without payment of a premium. We are required to make mandatory prepayments of the Term Loan with (i) net cash proceeds from certain asset sales (subject to reinvestment rights) and (ii) net cash proceeds from certain issuances of debt. The Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to (i) 2.5% of the original principal amount thereof during the first year of the Term Loan, (ii) 5.0% of the original principal amount thereof during the second year of the Term Loan, (iii) 7.5% of the original principal amount thereof during the third year of the Term Loan, and (iv) 10.0% of the original principal amount thereof during the fourth and fifth years of the Term Loan, with any remaining balance payable on the final maturity date of the Term Loan.

Debt Covenants
The credit agreement entered into on September 9, 2014 with respect to the new credit facilities require that we not exceed a maximum first lien net leverage ratio and that we maintain a minimum consolidated cash interest expense to consolidated EBITDA coverage ratio as set forth in the table below. The first lien net leverage ratio is defined as the total of the outstanding consolidated first lien debt minus up to $50.0 million of unrestricted cash and cash equivalents, divided by consolidated EBITDA. The consolidated interest coverage ratio is defined as consolidated EBITDA divided by consolidated cash interest expense. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, non-cash losses and acquisition-related costs.

Outstanding debt as of September 30, 2014 for purposes of the First Lien Net Leverage Ratio was approximately $293.1 million. The covenant calculations as of September 30, 2014 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of September 30, 2014	Ratio at September 30, 2014	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 2.75	1.99	0.76
Consolidated Interest Coverage Ratio	Greater than 2.00	6.26	4.26

In addition to the financial covenants listed above, the credit agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

Stock Repurchase Plan
In October 2014, our Board of Directors authorized a plan for the repurchase of up to $100.0 million of our outstanding common shares through December 31, 2016.

The timing, price and volume of repurchases will be based on market conditions, restrictions under applicable securities laws and other factors. The repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

The repurchases may be made periodically in a variety of ways including open market purchases at prevailing market prices, in privately negotiated transactions, or pursuant to a 10b5-1 plan implemented.

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

We believe presenting non-GAAP measures is useful to investors because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP measures as important indicators of the Company's past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP. You are encouraged to review the reconciliation of non-GAAP financial measures to GAAP financial measures included in this Quarterly Report on Form 10-Q.
Relative to each of the non-GAAP measures Web.com presents, management further sets forth its rationale as follows:

•
Non-GAAP Revenue. Web.com excludes from non-GAAP revenue the impact of the fair value adjustment to amortized deferred revenue because we believe that excluding such measures helps management and investors better understand our revenue trends.

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. Web.com excludes from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, stock-based compensation charges, and gains or losses from asset sales. Management believes that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

•
Non-GAAP Net Income and Non-GAAP Net Income Per Diluted Share. Web.com excludes from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax provision, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, amortization of debt discounts and fees, stock-based compensation, loss on debt extinguishment, gains or losses from asset sales and includes estimated cash income tax payments, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA. Web.com excludes from adjusted EBITDA depreciation expense, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, gains or losses from asset sales, corporate development expenses and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

In respect of the foregoing, Web.com provides the following supplemental information to provide additional context for the use and consideration of the non-GAAP financial measures used elsewhere in this press release:

•
Stock-based compensation. These expenses consist of expenses for employee stock options and employee awards under Accounting Standards Codification ("ASC") 718-10. While stock-based compensation expense calculated in accordance with ASC 718-10 constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because such expense is not used by management to assess the core profitability of the Company's business operations. Web.com further believes these measures are useful to investors in that they allow for greater transparency to certain line items in our financial statements. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Amortization of intangibles. Web.com incurs amortization of acquired intangibles under ASC 805-10-65. Acquired intangibles primarily consist of customer relationships, customer lists, non-compete agreements, trade names, and developed technology. Web.com expects to amortize for accounting purposes the fair value of the acquired intangibles based on the pattern in which the economic benefits of the intangible assets will be consumed as revenue is generated. Although the intangible assets generate revenue, the Company believes the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company's operational performance. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Depreciation expense. Web.com records depreciation expense associated with its fixed assets. Although its fixed assets generate revenue for Web.com, the item is excluded because management believes certain non-GAAP financial measures excluding this item provide meaningful supplemental information regarding the Company's operational performance. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Amortization of debt discounts and fees. Web.com incurs amortization expense related to debt discounts and deferred financing fees. The difference between the effective interest expense and the coupon interest expense (i.e. debt discount), as well as, amortized deferred financing fees are excluded because Web.com believes the non-GAAP measures excluding these items provide meaningful supplemental information regarding the Company's operational performance. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Restructuring expense. Web.com has recorded restructuring expenses and excludes the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Income tax expense. Due to the magnitude of Web.com's historical net operating losses and related deferred tax asset, the Company excludes income tax from its non-GAAP measures primarily because it is not indicative of the actual tax to be paid by the Company and therefore is not reflective of ongoing operating results. The Company believes that excluding this item provides meaningful supplemental information regarding the Company's operational performance and facilitates management's internal comparisons to the Company's historical operating results and comparisons to the Company's competitors' operating results. The Company includes the estimated tax that the Company expects to pay for operations during the periods presented.

•
Fair value adjustment to deferred revenue and deferred expense. Web.com has recorded a fair value adjustment to acquired deferred revenue and deferred expense in accordance with ASC 805-10-65. Web.com excludes the impact of these adjustments from its non-GAAP measures, because doing so results in non-GAAP revenue and non-GAAP net income which are reflective of ongoing operating results and more comparable to historical operating results, since the majority of the Company's revenue is recurring subscription revenue. Excluding the fair value adjustment to deferred revenue and deferred expense therefore facilitates management's internal comparisons to Web.com's historical operating results.

•
Corporate development expenses. Web.com incurred expenses relating to the acquisitions and successful integration of acquisitions. Web.com excludes the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Gains or losses from asset sales and certain other transactions. Web.com excludes the impact of asset sales and certain other transactions including debt extinguishments and the sale of equity method investments from its non-GAAP measures because the impact of these items is not considered part of the Company's ongoing operations.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$137,407	$125,197	$409,426	$361,191
Fair value adjustment to deferred revenue	6,425	9,590	20,308	33,079
Non-GAAP revenue	$143,832	$134,787	$429,734	$394,270

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(3,419)	$(5,988)	$(3,722)	$(62,235)
Amortization of intangibles	16,653	17,209	49,157	51,715
Loss on sale of assets	—	55	—	135
Stock based compensation	5,085	4,056	14,527	14,325
Income tax expense	4,250	1,170	9,658	19,480
Restructuring benefit	—	—	—	(32)
Corporate development	459	—	499	—
Amortization of debt discounts and fees	2,678	1,623	8,186	2,646
Cash income tax (benefit) expense	(345)	122	(744)	(357)
Fair value adjustment to deferred revenue	6,425	9,590	20,308	33,079
Fair value adjustment to deferred expense	242	367	812	1,228

Loss on debt extinguishment	1,838	1,138	1,838	20,663
Gain on sale of equity method investment	—	—	—	(385)
Non-GAAP net income	$33,866	$29,342	$100,519	$80,262

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share	Three months ended September 30,		Nine months ended September 30,
Diluted shares:	2014	2013	2014	2013
Basic weighted average common shares	51,234	49,243	50,794	48,670
Diluted stock options	2,166	3,502	3,049	2,843
Diluted restricted stock	381	810	583	763
Total diluted weighted average common shares	53,781	53,555	54,426	52,276

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted GAAP net loss per share	$(0.07)	$(0.12)	$(0.07)	$(1.28)
Diluted equity	0.01	0.01	—	0.09
Amortization of intangibles	0.31	0.32	0.91	1.01
Loss on sale of assets	—	—	—	—
Stock based compensation	0.10	0.08	0.27	0.27
Income tax expense	0.08	0.02	0.18	0.37
Restructuring benefit	—	—	—	—
Corporate development	0.01	—	0.01	—
Amortization of debt discounts and fees	0.05	0.03	0.15	0.05
Cash income tax (benefit) expense	(0.01)	—	(0.01)	(0.01)
Fair value adjustment to deferred revenue	0.12	0.18	0.37	0.63
Fair value adjustment to deferred expense	—	0.01	0.01	0.02
Loss on debt extinguishment	0.03	0.02	0.03	0.40
Gain on sale of equity method investment	—	—	—	(0.01)
Diluted Non-GAAP net income per share	$0.63	$0.55	$1.85	$1.54

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$9,261	$4,457	$29,158	$3,879
Amortization of intangibles	16,653	17,209	49,157	51,715
Loss on sale of assets	—	55	—	135
Stock based compensation	5,085	4,056	14,527	14,325
Restructuring benefit	—	—	—	(32)
Corporate development	459	—	499	—
Fair value adjustment to deferred revenue	6,425	9,590	20,308	33,079
Fair value adjustment to deferred expense	242	367	812	1,228
Non-GAAP operating income	$38,125	$35,734	$114,461	$104,329

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	7%	4%	7%	1%
Amortization of intangibles	11	12	12	12
Loss on sale of assets	—	—	—	—
Stock based compensation	4	3	3	4
Restructuring benefit	—	—	—	—
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	5	8	5	9
Fair value adjustment to deferred expense	—	—	—	—
Non-GAAP operating margin	27%	27%	27%	26%

Reconciliation of GAAP operating income to adjusted EBITDA
GAAP operating income	$9,261	$4,457	$29,158	$3,879
Depreciation and amortization	20,349	20,339	59,381	60,680
Loss on sale of assets	—	55	—	135
Stock based compensation	5,085	4,056	14,527	14,325
Restructuring benefit	—	—	—	(32)
Corporate development	459	—	499	—
Fair value adjustment to deferred revenue	6,425	9,590	20,308	33,079
Fair value adjustment to deferred expense	242	367	812	1,228
Adjusted EBITDA	$41,821	$38,864	$124,685	$113,294

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2013 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the disclosure about market risk since the year ended December 31, 2013. For a full description of our disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk, in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION

 Item 1. Legal Proceedings.

The Federal Trade Commission ("FTC") is investigating the methods by which Network Solutions has marketed its domain name and web hosting services to customers.  We have cooperated with the FTC investigation, including responding to an FTC Civil Investigative Demand and to additional FTC information requests. We have also been negotiating a consent agreement with the FTC staff that would resolve the investigation, and in October 2014, received a proposed FTC order that may restrict our future web hosting marketing practices but would not require any changes in current practices, and would not impose any monetary penalties or require other payments. There can be no assurance that consent agreement will be finalized, and so it is possible that the FTC investigation could conclude with a variety of outcomes, including the closing of the inquiry with no action, an order regarding our marketing practices, or a payment to the government or to customers.

On October 31, 2014, a putative class action was filed in U.S. District Court for the Southern District of California (Tammy Hussin, et al. v. Web.com Group, Inc.). The lawsuit complains that the Company allegedly contacted the plaintiff and putative class (which plaintiff alleges may “number in the thousands, if not more”) on their cellular telephones via an automatic telephone dialing system without their prior express consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”).  Plaintiff is seeking for each alleged TCPA violation $500 in statutory damages or $1,500 if a willful violation is shown.  In addition to statutory damages and damages for willful violations, Plaintiff seeks injunctive relief. We have not yet responded to the Complaint and discovery has not yet commenced but we intend to vigorously defend ourself.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were probable or estimable at September 30, 2014.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, are set forth below and are unchanged substantively at September 30, 2014, other than those designated by an asterisk “*”.

* In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of September 30, 2014, we had $309.0 million aggregate principal amount of our Term Loan and Revolving Credit Facility (defined above in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
* We were not profitable for the three and nine months ended September 30, 2014 or for the years ended December 31, 2013, 2012 and 2011 and we may not become or stay profitable in the future.
We were not profitable for the three and nine months ended September 30, 2014 or for the years ended December 31, 2013, 2012 and 2011, and may not be profitable in future years. As of September 30, 2014, we had an accumulated deficit of approximately $361.8 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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

* Increases in payment processing fees, changes to operating rules, the acceptance of new types of payment methods or payment fraud could increase our operating expenses and adversely affect our business and results of operations.

Our members pay for our services predominately using credit and debit cards (together, "payment cards"). Our acceptance of these payment cards requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices which increase the fees on a cost-per-transaction basis. Such increases may adversely affect our results of operations.

As our service continues to evolve and expand internationally, we will likely explore accepting various forms of payment, which may have higher fees and costs than our currently accepted payment methods. If more consumers utilize higher cost payment methods, our payment costs could increase and our results of operations could be adversely impacted.

In addition, we do not obtain signatures from customers in connection with their use of payment methods. To the extent we do not obtain customer signatures, we may be liable for fraudulent payment transactions, even when the associated financial institution approves payment of the orders.

In addition, from time to time, fraudulent payment methods are used to obtain service. While we do have certain safeguards in place, we nonetheless experience some fraudulent transactions. The costs to us of these fraudulent transaction includes the costs of implementing as well as updating our safeguards. These fraudulent accounts also increase our bad debt expense and complicate our forecasting efforts as they result in almost 100% churn when they are discovered.  We do not currently carry insurance against the risk of fraudulent payment transactions. A failure to adequately control fraudulent payment transactions would harm our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2014, we completed our acquisition of 100% of the equity interests in Touch Local Limited, or Scoot, the operator of an online business directory network in the United Kingdom, pursuant to a Share Purchase Agreement dated July 31, 2014 by and among Web.com Group, Inc., Balderton Capital III, LP, Mark Livingstone and Gary Dannatt, collectively the selling stockholders. The purchase price paid to the selling stockholders included the issuance of 213,200 shares of our common stock with an aggregate value of $5.7 million on July 31, 2014. Because these shares were offered and sold in an offshore transaction to non-U.S. persons, the transaction was exempt from registration under the Securities Act of 1933, as amended (the “Act”), in accordance with Regulation S under the Act.

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
10.2
Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A. and SunTrust Bank., as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (7)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (8)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL information is being furnished with this Form 10-Q, not filed
________________________

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(6)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on September 10, 2014, and incorporated herein by reference.

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

Web.com Group, Inc.
(Registrant)

November 6, 2014	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
10.1	Web.com Group, Inc. 2014 Equity Incentive Plan. (6)
10.2
Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A. and SunTrust Bank., as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (7)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (8)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated by reference.

(6)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed iwth the SEC on September 10, 2014, and incorporated herein by reference.

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