Form 10-K
period 2014-12-31
WEB.COM GROUP, INC.
filed 2015-02-27
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,055,958,012 as of June 30, 2014 based on the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.
Common Stock, par value $0.001 per share, outstanding as of February 23, 2015: 51,931,350

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III of this Form 10-K.

i

[This page intentionally left blank.]

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

Item 1. Business.
Web.com Group, Inc. (referred to as "we", “the Company”, “Web.com Group, Inc.” or “Web.com” herein) provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. Headquartered in Jacksonville, Florida, Web.com is a publicly traded company (NASDAQ: WWWW) serving approximately 3.3 million customers, primarily in North America, with approximately 2,100 employees in North America, South America and the United Kingdom.
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
Market Opportunity
According to the U.S. Census Bureau, there are more than 28 million small businesses in the United States with fewer than 500 employees. Our focus is to help small businesses succeed online. Small business owners, including sole proprietors, have limited support staff and must devote most of their time to running the daily operations of their businesses. They often have limited knowledge of how to build a web presence and limited time to acquire the skills to do so. At the same time, there is growing acceptance among these small business owners that an effective Internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels.

What We Do
Using a consultative approach, Web.com offers small businesses one-stop shopping for an array of effective, affordable online products and services that will help drive their businesses. We have positioned ourselves as a partner to small businesses across all phases of their adoption of Internet marketing, from their initial entry onto the web to more advanced online marketing solutions. As a global domain registrar, we enable small businesses to establish an online presence by buying a domain name. This basic service is the entry point to greater value-added offerings, which span the range of customer budgets and expertise, from inexpensive Do-It-Yourself ("DIY") websites and e-mail hosting for the technically-savvy to Do-It-For-Me ("DIFM") custom website design services, online marketing, social media and eCommerce solutions for those needing full service. We are the technology enabler between small businesses and Internet innovators such as Google and Facebook, allowing the small business customer to take advantage of today’s online and social media outreach.
Through the combination of proprietary software, automated workflow processes, and specialized workforce development and management techniques, Web.com achieves production efficiencies that enable us to offer sophisticated web services at affordable, monthly subscription rates.
Our Services and Products
Our goal is to provide a broad range of web services and products that enable small businesses to establish, maintain, promote, and optimize their online presence. By providing a comprehensive, performance-based offering, we are able to sell to customers whether or not they have already established an online presence. Customers can subscribe to bundled products that meet a variety of needs, and which can be enhanced with additional services; alternatively, they can choose to purchase ‘a la carte’ solutions for specific solutions.
As our customers demand more advanced products and consultative services, they move from low-priced domain registrations towards high-priced, value-added offerings. These DIFM offerings have relatively high barriers to entry, as they require sophisticated technological and business-process expertise. We are unique in having deployed our feature-rich DIFM website offerings at an unrivaled scale.
Domain Name Registration and Services
We have become one of the largest domain name registrars in the world and offer .com and .net domains as well as the latest top-level domains. We also offer a full suite of domain name services, including domain name registration, transfers, renewals, expiration protection and privacy services. Domain name customers have a highly proprietary need to maintain their distinct Internet address, and our goal is to continue to be their resource for maintaining and extending their registration. Furthermore, these customers represent prime opportunities for more domain name sales, particularly as additional top-level domain names become available. Since online activity typically starts with a domain name, we anticipate continuing to be a market leader in selling and servicing these accounts.
Do-It-For-Me Web Solutions
We have created these services to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing an Internet presence to ultimately drive leads to the small business owner. Since access to these services is through an affordable monthly subscription, these proprietors can have an effective online presence with a minimum outlay of resources. We bundle the most needed products in an efficient manner so the small business owner can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com. Some of our DIFM solutions include:

•	Custom Website. A custom website with built in marketing, analytics and hosting.

•	Ignite. Enables websites to be promoted in dozens of major directories.

•	Facebook Boost by Web.com. Design or update the Business Profile page on Facebook and includes monthly advertising and postings.

•	eCommerce. Design, setup and configure the online store and shopping cart.
Do-It-Yourself Web Solutions
We offer a variety of DIY website building and marketing solutions for small businesses that want to build their own websites or enhance their websites with online marketing. Our DIY services include:

•
Hosting services. We offer core products that are standardized, scalable managed hosting services that place numerous customers on a single shared server, a cost benefit that is passed along to the customer.

•	Website Builder. Our Website Builder package is an easy-to-use website building tool which includes thousands of starter templates so users can customize their design.

•
Do-It-Yourself eCommerce Solutions. We provide a proprietary, professional eCommerce tool that can help businesses begin to sell from their website. Our shopping cart system supplies all of the tools necessary to create and operate an online store and are fully compliant with the Visa Card Information Security Program ("CISP") and Visa International's Payment Card Industry Data Standards ("PCI").

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
Online Marketing Services
Business success on the Internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like Google TM , Yahoo! and Bing, and we have expertise and experience providing pay-per-click advertising as well. Our online marketing proficiency has been recognized by our selection as a Google AdWords Premier small business Partner and as a Yahoo! Local Ambassador. Some of our online marketing products include:

•	Search Engine Optimization (SEO). Products and services designed to help improve organic search engine rankings and to increase qualified traffic and lead generation.

•	Search Engine Marketing. Local and national search engine marketing services, sometimes known as pay-per-click advertising, where we manage an advertising budget for our customers.

•
Leads by Web. Researches relevant keywords in the customer’s industry to create ads designed to bring traffic to the website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up.

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

Sales Channels
The sales organization for our web services and products comprises several distinct sales channels, including:
Online.   We primarily promote our services through the Web.com, Network Solutions.com, Register.com, and other Company websites. To drive prospects to these sites, we engage in online marketing and advertising campaigns, and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including the company’s products on their websites and by including services in their ongoing marketing and promotional efforts with their customers.
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
Local Direct Sales. We have a direct sales “Feet on the Street” initiative in over 20 geographic markets throughout the United States; and expect to expand our penetration by expanding our inside sales organization to complement the markets where we do not have a physical presence. Our Local Sales teams are equipped to sell a full complement of solutions including Leads by Web, Custom website Design, Social Media and Paid Search programs.
Branding.   In 2012, we entered a 10-year agreement to become the umbrella sponsor of the renamed Web.com Tour (formerly the Nationwide Tour), and an official marketing partner of the PGA TOUR. As a sponsor, our brand name has gained heightened visibility, and we believe this relationship will help us reach our target market of small business owners. In addition, in many Web.com Tour, PGA TOUR, and Champions Tour markets we host free, small educational seminars designed to help small businesses learn how to be successful on the Internet, as part of an initiative to bring additional benefit to communities where events are held, which in turn helps reach more of our target market.
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
Marketing
Our marketing activities are principally focused on acquiring new subscribers and promoting additional products and services to our existing customers. Our marketing activities include:

•
Websites: Web.com, NetworkSolutions.com, Register.com, Leads.com, Leads by Web.com, 1ShoppingCart.com, RenovationExperts.com, SolidCactus.com, LogoYes.com, Submitawebsite.com, Scoot.co.uk, and Snapnames.com;

•DRTV and radio advertising;
•Search engine and other online advertising;
•Targeted e-mail and direct response campaigns to prospects and customers;
•Affiliate programs; and
•Sponsorships.

Third-Party Providers

We offer some of our services to our customers through third-party vendors, which enable us to expand our services and create additional revenue opportunities. Some of the products sold to our customers are sourced from third-party vendors. If any of these relationships terminate, we may need to seek an alternative provider of these services or develop the services internally.
Customers
As of December 31, 2014, we had approximately 3.3 million customers. We generally target small businesses with less than 20 employees. We seek to create long-term relationships with these businesses by helping them leverage the Internet as a channel to promote and grow their business.
Data Security
We maintain major operational facilities in Jacksonville, Florida; Atlanta, Georgia; Herndon, Virginia; Spokane, Washington; Hazleton, Pennsylvania; Barrie, Ontario; and Yarmouth, Nova Scotia for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC) staffed 24 hours a day, seven days a week. The servers that provide our customers’ website data to the Internet are located within third-party co-location facilities located in Jacksonville, Florida and Atlanta, Georgia. These co-location facilities have a secured network infrastructure including intrusion detection at the router level, full network traffic monitoring, end point monitoring, data collection and event reporting. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities also provide multiple Internet carriers to help ensure bandwidth availability to our customers. The availability of electric power at the co-location facilities is provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities.
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
Competition
The market for web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, website designers, domain name registrars, Internet service providers, Internet search engine providers, local business directory providers, eCommerce service providers, lead generation companies and hosting companies. Among the large number of companies we compete with are: GoDaddy, Endurance International Group, 1&1 Internet, Wix.com, Ltd and ReachLocal, Inc. Some of our competitors may have greater resources, more brand recognition, and larger installed bases of customers than we do, and we cannot ensure that we will be able to compete favorably against them or our other competitors.
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

Intellectual Property
Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2014, we owned 47 issued U.S. patents. We also have several additional patent applications pending but not yet issued.
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
Employees
As of December 31, 2014, we had approximately 2,100 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
As of December 31, 2014, we had $292.8 million aggregate principal amount of our Term Loan and Revolving Credit Facility and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.

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
We could be adversely affected by information security breaches or cyber security attacks.
Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our web services involve the storage and transmission of our customers' and employees' proprietary information. Our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Our technologies, systems and networks may become the target of criminal cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of Web.com or third parties with whom we deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our customers' data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers' data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyber attack could well exceed any such insurance coverage.
Recently, there have been several well-publicized attacks on retailers, financial services companies and an entertainment company in which the criminal perpetrators gained unauthorized access to confidential information and customer or employee data, often through the introduction of computer viruses or malware, cyber attacks, phishing, or other means. We have had past security breaches, and while to-date, the security breaches we have experienced did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.  Our servers are also frequently subjected to denial of service attacks and other attempts to disrupt traffic to ours and our customers' websites. Although we have been able to minimize these disruptions in the past, there is no guarantee that we will be able to do so successfully in the future. Our customers and employees have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by us, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and services and increase our costs.

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
Mobile devices are increasingly being used to access the Internet, and our cloud-based and mobile support products may not operate or be as effective when accessed through these devices, which could adversely harm our business.

We offer our products across several operating systems and through the Internet. Mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting e-commerce. We are dependent on the functionality of our products with third-party mobile devices and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that impact the functionality of our products or give preferential treatment to competitive products could adversely affect usage of our products. In addition, because a growing number of our customers access our products through mobile devices, we are dependent on the interoperability of our products with mobile devices and operating systems. Improving mobile functionality is integral to our long-term product development and growth strategy. In the event that our customers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.

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
We were not profitable for the years ended December 31, 2014, 2013 and 2012 and we may not become profitable in the future.
We were not profitable for the years ended December 31, 2014, 2013 and 2012, and may not be profitable in future years. As of December 31, 2014, we had an accumulated deficit of approximately $370.6 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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

Our customers pay for our services predominately using credit and debit cards (together, "payment cards"). Our acceptance of these payment cards requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices which increase the fees on a cost-per-transaction basis. Such increases may adversely affect our results of operations.

As our services continue to evolve and expand internationally, we will likely explore accepting various forms of payment, which may have higher fees and costs than our currently accepted payment methods. In addition, if more of our customers utilize higher cost payment methods, our payment costs could increase and our results of operations could be adversely impacted.

Furthermore, we do not obtain signatures from customers in connection with their use of payment methods. To the extent we do not obtain customer signatures, we may be liable for fraudulent payment transactions, even when the associated financial institution approves payment of the orders.

From time to time, fraudulent payment methods are used to obtain service. While we do have certain safeguards in place, we nonetheless experience some fraudulent transactions. The costs to us of these fraudulent transaction includes the costs of implementing as well as updating our safeguards. These fraudulent accounts also increase our bad debt expense and complicate our forecasting efforts as they result in almost 100% customer loss when they are discovered.  We do not currently carry insurance against the risk of fraudulent payment transactions. A failure to adequately control fraudulent payment transactions may harm our business and results of operations.

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
The Company's ability to use its net operating loss carry forwards ("NOLs") to offset future taxable income may be limited if taxable income does not reach sufficient levels, or as a result of a change in control which could limit available NOLs.
As of December 31, 2014, the Company has U.S. Federal NOLs of approximately $243.4 million (excluding $72.0 million related to excess tax benefits for stock-based compensation tax deductions in excess of book compensation which will be credited to additional paid-in capital when such deductions reduce taxes payable, as determined on a “with-and-without” basis) available to offset future taxable income which expire between 2020 and 2033. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company estimates that at least $189.8 million of the NOLs will be available during the carry forward period based on our existing Section 382 limitations. As of December 31, 2014, the Company's valuation allowance includes $189.4 million of these NOLs as it is not more likely than not that this portion of the NOLs will be realized based on the expected reversals of existing deferred tax liabilities and current Section 382 limits.
If the Company experiences any future “ownership change” as defined in Section 382 of the Code, the Company's ability to utilize its U.S. NOLs could be further limited. Similar results could apply to our U.S. state NOLs because the states in which we operate generally follow Section 382.
As of December 31, 2014, the Company had $62.2 million of NOLs in the United Kingdom obtained in connection with the Scoot acquisition. Although not subject to expiration, pre-acquisition NOLs could be eliminated under certain circumstances, as determined under applicable tax laws in the United Kingdom, in the 3 year periods both before and after the acquisition date. Although the Company does not believe the pre-acquisition NOLs are subject to any such limitations to date, future activities could subject these NOLs to limitation. As of December 31, 2014, the Company's valuation allowance includes $56.2 million of these NOLs as it is not more likely than not that this portion of the NOLs will be realized based on the expected reversals of existing deferred tax liabilities.

The Company's ability to use its NOLs will also depend on the amount of taxable income generated in future periods. The U.S. NOLs may expire before the Company can generate sufficient taxable income to utilize the NOLs.
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
Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our internal control over financial reporting. Our ability to comply with the annual internal control report requirement for our fiscal year ending on December 31, 2015 will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex as we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Select Market, either of which would harm our stock price.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
 The Company owns a 32,780 square foot building in Spokane, Washington, in which a web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	43,874	December 2020
Sales and customer support operations center	Hazleton, PA	39,429	January 2018
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	August 2017
Sales and customer support operations center	Jacksonville, FL	19,456	July 2019
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Technology administrative center	Atlanta, GA	10,235	December 2015
Technology administrative center	Buenos Aires, Argentina	10,000	December 2016
Sales and customer support operations center	Stockton, England, United Kingdom	10,000	March 2022
eCommerce operations center	Barrie, Ontario, Canada	5,774	May 2015
Technology administrative center	Portland, OR	5,650	March 2015
Technology data center	Atlanta, GA	4,000	May 2022
Administrative and finance operations	London, England, United Kingdom	1,600	April 2016

Item 3. Legal Proceedings.
The Federal Trade Commission ("FTC") is investigating the methods by which Network Solutions has marketed its domain name and web hosting services to customers.  We have cooperated with the FTC investigation, including responding to an FTC Civil Investigative Demand and to additional FTC information requests. We have also negotiated a consent agreement with the FTC staff that would resolve the investigation, and restrict our future web hosting marketing practices but would not require any changes in current practices, and would not impose any monetary penalties or require other payments. There can be no assurance that the consent agreement will be accepted by the FTC Commissioners, and so it is possible that the FTC investigation could conclude with a variety of outcomes, including the closing of the inquiry with no action, an order regarding our marketing practices, or a payment to the government or to customers.

On February 20, 2015, the lawsuit in U.S. District Court for the Southern District of California (Tammy Hussin, et al. v. Web.com Group, Inc.) was dismissed pursuant to a settlement agreement between the parties, the terms of which are confidential.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were reasonably possible or estimable at December 31, 2014.

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

	2014		2013
	High	Low	High	Low
First Quarter	$37.72	$29.86	$18.47	$14.92
Second Quarter	$36.50	$26.32	$26.04	$15.87
Third Quarter	$29.66	$18.61	$32.71	$24.82
Fourth Quarter	$20.90	$14.71	$33.70	$25.21

The closing price for our common stock as reported by the NASDAQ Global Select Market on February 23, 2015 was $17.70 per common share. As of February 23, 2015, there were 660 stockholders of record of our common stock, not including those shares held in street or nominee name.
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
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2014 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
October 1-October 31, 2014	—	$—	—	$100,000,000
November 1-November 30, 2014	234,528	$16.59	234,528	$96,110,039
December 1-December 31, 2014	390,853	$17.64	390,853	$89,214,962

Total	625,381	$17.25	625,381	$89,214,962

(*)
The share repurchases totaling $10.8 million in the three months ended December 31, 2014 were made under our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Stock Performance Graph
The graph below compares the cumulative 5-Year total return provided shareholders on Web.com Group, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Internet Composite index and two customized peer groups of twelve companies and eleven companies respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on 12/31/2009 and its relative performance is tracked through 12/31/2014.
(1.) There are twelve companies included in the Company's new peer group which are: Cimpress NV, Comscore Inc., Concurrent Technologies PLC, Dealertrack Technologies Inc., Demand Media Inc., Digital River Inc., Internap Corp., Linkedin Corp., Pandora Media Inc., United Online Inc., Verisign Inc. and Webmd Health Corp..
(2.) The eleven companies included in the Company's old peer group are: Bankrate Inc., Cimpress NV, Dealertrack Technologies Inc., Demand Media Inc., Digital River Inc., Linkedin Corp., Rackspace Hosting Inc., Realnetworks Inc., United Online Inc., Verisign Inc. and Webmd Health Corp..

Item 6. Selected Financial Data.
	Year Ended December 31,
	2014 (1,3,4)	2013 (1,3,4)	2012 (1,3,4)	2011 (2,3,4)	2010 (2,3,4)
	(in thousands, except per share data)
Consolidated Statement of Comprehensive Income:
Revenue	$543,937	$492,315	$407,646	$199,205	$120,289
Income (loss) from operations	$37,663	$10,241	$(36,010)	$(40,767)	$(14,536)
Net loss from continuing operations	$(12,458)	$(65,664)	$(122,217)	$(12,509)	$(6,648)
Income from discontinued operations	$—	$—	$—	$200	$116
Net loss	$(12,458)	$(65,664)	$(122,217)	$(12,309)	$(6,532)
Basic loss from continuing operations per common share	$(0.24)	$(1.34)	$(2.61)	$(0.41)	$(0.26)
Basic net income from discontinued operations per common share	$—	$—	$—	$0.01	$—
Basic loss per common share	$(0.24)	$(1.34)	$(2.61)	$(0.40)	$(0.26)
Diluted net loss from continuing operations per common share	$(0.24)	$(1.34)	$(2.61)	$(0.41)	$(0.26)
Diluted net income from discontinued operations per common share	$—	$—	$—	$0.01	$—
Diluted loss per common share	$(0.24)	$(1.34)	$(2.61)	$(0.40)	$(0.26)
Basic weighted average common shares outstanding	50,920	48,947	46,892	30,675	25,515
Diluted weighted average common shares outstanding	50,920	48,947	46,892	30,675	25,515

	As of December 31,
	2014 (1,3,4)	2013 (1,3,4)	2012 (1,3,4)	2011 (2,3,4)	2010 (2,3,4)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,485	$13,806	$15,181	$13,364	$16,307
Working deficiency	$(117,987)	$(118,872)	$(113,544)	$(78,843)	$(22,133)
Total assets	$1,238,406	$1,277,759	$1,327,979	$1,399,480	$299,489
Long-term debt	$501,085	$556,506	$688,140	$714,703	$93,623
Accumulated deficit	$(370,585)	$(358,127)	$(292,463)	$(170,246)	$(157,937)
Total stockholders' equity	$174,090	$170,045	$161,613	$271,756	$103,607

1.
The Consolidated Statement of Comprehensive Loss includes a $1.8 million, $20.7 million and $42.0 million loss from extinguishing long-term debt during the year ended December 31, 2014, 2013 and 2012, respectively. In addition, a $0.4 million and $5.2 million gain from the sale of an equity method investment was also recorded during the years ended December 31, 2013 and 2012, respectively. See Note 4, Long-Term Debt and Note 9, Sale of Equity Method Investment, for more information on both of these transactions.

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

3.
Included in the net loss for the year ended December 31, 2014 and 2013 is income tax expense of $21.5 million and $21.3 million, respectively. Included in the net loss for the years ended December 31, 2012, 2011 and 2010 is a tax benefit of $16.7 million, $50.1 million, and $10.7 million, respectively. See Note 15, Income Taxes, for information on these transactions.

4.
The working capital deficiency at December 31, 2014, 2013, 2012, 2011 and 2010 is due to the current portion of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash.

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

Average Revenue per User (Subscriber)
Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $26.2 million, $41.4 million, and $83.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.
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

We plan to continue to invest in sales and marketing to add new subscription customers, and increase sales of additional and new services and products to our existing customer base. We also plan to continue investing in direct response television and radio advertising. We have invested a portion of our incremental marketing budget in branding activities such as the umbrella sponsorship of the Web.com Tour and other sports marketing activities.
Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses are expected to remain flat as a percentage of total revenue during 2015.

General and Administrative Expense
General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are expected to remain relatively flat as a percentage of revenue during 2015.

Depreciation and Amortization Expense
Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects. Amortization expense is expected to decrease as certain intangible assets became fully amortized in the fourth quarter of 2014, which is expected to more than offset the increase to amortization expense from the February 2014 SnapNames acquisition and the July 2014 Scoot acquisition.

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
We account for our multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. We may sell multiple products or services to customers at the same time. For example, we may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Our products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. We assign value to the separate units of accounting in multiple element arrangements using the relative selling price method which is calculated by taking the standalone selling price of each unit to the total selling price of the arrangement, multiplied by the total sales price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.
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
Goodwill and Intangible Assets
ASC 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived intangible assets and goodwill balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test which is also described in ASC 350. However, we continue to perform the quantitative tests to determine whether the carrying value of our indefinite-lived intangible assets and our goodwill is impaired during the year ended December 31, 2014. We test goodwill and intangible assets using one reporting unit. We use a market approach to test our goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of our calculation, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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
If the carrying value of the intangibles exceeds its fair value, an impairment charge is recognized.
The results of these analyses indicated that our indefinite-lived intangible assets and our goodwill were not impaired at December 31, 2014. See Note 7, Goodwill and Intangible Assets, in the consolidated financial statements for additional information.
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
Results of Operations
Comparison of the results for the year ended December 31, 2014 to the results for the year ended December 31, 2013
The following table sets forth our key business metrics for the year ended December 31,:

	For the year ended December 31,
	2014	2013

Net subscriber additions	144,243	111,744
Churn	1%	1%
Average revenue per user (monthly)	$14.62	$14.24

Net subscribers increased by 144,243 customers during the year ended December 31, 2014, as compared to an increase of 111,744 customers during the year ended December 31, 2013. Churn continued to remain at a low level of 1% during the year ended December 31, 2014. The increase in customers and the maintenance of our low churn level of 1% is primarily due to our increased marketing efforts in prior periods, as well as during the year ended December 31, 2014.
The average revenue per user was $14.62 during the year ended December 31, 2014, as compared to $14.24 during the same period ended December 31, 2013. The growth in average revenue per subscriber continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products to our existing customers as well as the introduction of new product offerings and sales channels oriented toward acquiring higher value customers. ARPU is expected to decline sequentially in the first quarter of 2015, primarily due to the issues that impacted our DIY and DIFM businesses in the fourth quarter of 2014. Modest sequential growth in ARPU is expected for the remainder of 2015.
Revenue

	For the year ended December 31,
	2014	2013
	(in thousands)
Revenue:
Subscription	$534,955	$482,166
Professional services and other	8,982	10,149
Total revenue	$543,937	$492,315

Total revenue increased 10% to $543.9 million in the year ended December 31, 2014 from $492.3 million in the year ended December 31, 2013. Total revenue during the year ended December 31, 2014 and 2013, includes the unfavorable impact of $26.2 million and $41.4 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $15.2 million during the year ended December 31, 2014 compared to the same prior period. The remaining $36.4 million increase in revenue during the year ended December 31, 2014 continues to be driven principally by our up-sell and cross-sell campaigns focused on selling higher revenue products, primarily our domain and domain related services, advertising, subscription-based customer website products and online marketing products and services. In addition, new product offerings and sales channels contributed to higher revenues during the year ended December 31, 2014.
Subscription Revenue. Subscription revenue increased 11% during the year ended December 31, 2014 to $535.0 million from $482.2 million during the year ended December 31, 2013. The increase is due to the overall revenue drivers discussed above.
Professional Services and Other Revenue. Professional services revenue decreased 11% to $9.0 million in the year ended December 31, 2014 from $10.1 million in the year ended December 31, 2013 due to a lower volume of custom website and ecommerce design revenue.
Cost of Revenue

	For the year ended December 31,
	2014	2013
	(in thousands)
Cost of revenue	$191,778	$171,747
Cost of Revenue. Cost of revenue increased 12% or $20.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, which was relatively proportionate to the increase in revenue after excluding the adjustments to fair value acquired deferred revenue. During the year ended December 31, 2014, domain registration costs increased $15.9 million, partner commissions increased $2.6 million and billing fees were up $1.2 million when compared to the year ended December 31, 2013. These increases were partly offset by $2.3 million of decreased online marketing costs.
Our gross margin was 65% during the year ended December 31, 2013 and remained relatively flat during the year ended December 31, 2014. Excluding the $26.2 million and $41.4 million effect of the adjustment related to the fair value of acquired deferred revenue for the year ended December 31, 2014 and 2013, respectively, gross margin was approximately 66% and 68%, respectively.
Operating Expenses

	For the year ended December 31,
	2014	2013
	(in thousands)
Operating Expenses:
Sales and marketing	$148,836	$140,618
Technology and development	29,683	32,468
General and administrative	58,992	55,740
Restructuring charges	166	1,657
Asset impairment	2,040	—
Depreciation and amortization	74,779	79,844
Total operating expenses	$314,496	$310,327

Sales and Marketing Expenses. Sales and marketing expenses increased 6% to $148.8 million and were 27% of total revenue during the year ended December 31, 2014, up from $140.6 million or 29% of revenue during the year ended December 31, 2013. The $8.2 million increase is primarily from our additional investments in sales and marketing activities including corporate sponsorships, direct response television and radio advertising, as well as additional sales resources and online marketing expenditures. Included in the overall increase during the year ended December 31, 2014 is $1.7 million of sports, television and online marketing costs, including internal travel related expenses, and $6.1 million of additional compensation and benefits from increased sales resources. We expect sales and marketing expenses to decrease during 2015 and to decline slightly as a percentage of revenue.
Technology and Development Expenses. Technology and development expenses decreased 9% to $29.7 million, or 5% of total revenue, during the year ended December 31, 2014, down from $32.5 million, or 7% of total revenue during the year ended December 31, 2013. The decrease for the year ended December 31, 2014 was driven by approximately $3.0 million of lower data center and support costs and $0.6 million of facilities expense. The decrease was partially offset by $0.7 million of higher salary and compensation expense when compared to the same prior year period. In 2015, we expect technology and development expenses as a percentage of total revenue to remain consistent with 2014 levels.
General and Administrative Expenses. General and administrative expenses increased 6% to $59.0 million, or 11% of total revenue, during the year ended December 31, 2014, up from $55.7 million or 11% of total revenue during the year ended December 31, 2013. Overall, during the year ended December 31, 2014, data center and software support fees increased $2.3 million, facilities and related expenses were up $1.0 million, and consulting and legal fees increased $1.0 million. Corporate development expenses of $0.5 million were incurred during the year ended December 31, 2014. Bad debt expense increased $2.5 million during the year ended December 31, 2014 primarily due to an increase in revenue from our Do-It-Yourself web solutions. Total bad debt expense, however, continues to remain at approximately 1 percent of total revenues. These increases were partly offset by a $5.5 million decrease in employee-related compensation and benefits expense. In 2015, we expect general and administrative expenses to increase modestly.
Restructuring Charges. A restructuring charge for termination benefits of $0.2 million was incurred during the year ended December 31, 2014. A $1.7 million charge was recorded during the twelve months ended December 31, 2013 resulting from the partial termination of the Herndon, VA operating lease. Included was $1.0 million of termination payments that were made in January 2014, the reversal of a $1.9 million tenant improvement asset and a $1.3 million restructuring liability. The tenant improvement asset and restructuring reserve were previously established in connection with the 2011 acquisition of Network Solutions. See Note 6, Restructuring Costs, for additional information surrounding our restructuring charges and reserves.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $74.8 million during the year ended December 31, 2014 down from $79.8 million during the year ended December 31, 2013. Amortization expense decreased by $7.1 million during the year ended December 31, 2014, compared to the same prior year period as certain intangible assets, primarily relating to the 2011 acquisition of Network Solutions, became fully amortized, while depreciation expense increased $2.1 million primarily from internally developed software projects placed into service throughout 2014.
Interest Expense, net. Net interest expense totaled $26.7 million and $34.3 million for the year ended December 31, 2014 and 2013, respectively. Included in the interest expense for the year ended December 31, 2014 and 2013, respectively, is approximately $10.9 million and $5.4 million from amortizing deferred financing fees and loan origination discounts. The remaining decrease of $13.1 million during the year ended December 31, 2014 is driven from lower interest rates from the convertible debt transaction that closed in August of 2013 and the debt repricings completed in September of 2014, as well as from lower overall debt levels. We expect interest expense to be lower in 2015 as we realize a full year of reduced interest rates and debt levels. See Note 4, Long-term Debt, for additional information.
Loss on Debt Extinguishment. In September 2014, we refinanced our Predecessor Credit Agreement to realize a further reduction in interest rates. The majority of the refinancing of the Predecessor First Lien Term Loan was accounted for as debt extinguishment in accordance with ASC 470, Debt, with the remaining portion considered a debt modification. Approximately 77% of the Predecessor Revolving Credit Facility was accounted for as a debt modification, with the remaining portion treated as debt extinguishment. As a result, a loss on debt extinguishment of $1.8 million was recorded during the year ended December 31, 2014.
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
Income Tax Expense/Benefit. We recorded a net tax expense of $21.5 million and $21.3 million during the year ended December 31, 2014 and December 31, 2013, respectively. The year ended December 31, 2014 includes federal and state expense of $3.1 million related to current year book income, $14.5 million related to the net increase in our valuation allowance for the year, $1.6 million related to stock-based compensation, a change in our state deferred tax rate, $1.0 million related to non-deductible compensation costs and $1.3 million related to various other items. See Note 15, Income Taxes, for additional information.
Outlook. We continue to believe that we have the potential for additional revenue growth during 2015 as we made significant progress in addressing the issues that have been impacting our DIY and DIFM website and online marketing offerings during the second half of 2014. In 2015, we plan to further differentiate our DIY offerings with a modified approach to the market, which is called "Do-It-With-Me" which will provide our DIY customers with an opportunity to speak and work with us via chat, email or telephone while they are building their websites. In addition, we continue to work with our partners to increase the level of high quality lead flow in the DIFM business channel.
As we look ahead we are confident we have identified issues impacting our business and have taken steps towards improved revenue growth as we move through 2015. We will continue to use strong cash flows to pay down debt, repurchase common stock and fund marketing investments.  As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease even further during 2015, we expect gross margins to continue to improve.
Comparison of the results for the year ended December 31, 2013 to the results for the year ended December 31, 2012
The following table sets forth our key business metrics for the year ended December 31, 2013 and 2012:

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

Operating Expenses

	For the Year Ended December 31,
	2013	2012
Operating expenses:	(in thousands)
Sales and marketing	$140,618	$117,811
Technology and development	32,468	34,258
General and administrative	55,740	49,807
Restructuring charges	1,657	2,469
Depreciation and amortization	79,844	78,981
Total operating expenses	$310,327	$283,326

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
Technology and Development Expenses. Technology and development expenses decreased 5% to $32.5 million , or 7% of total revenue, during the year ended December 31, 2013, down from $34.3 million, or 8% of total revenue during the year ended December 31, 2012. The decrease was driven by approximately $1.0 million of lower salary and compensation expense resulting from labor dollars being capitalized in connection with an increase of internally developed software projects during the year ended December 31, 2013 when compared to the same prior year period. In addition, overall headcount was lower during the year ended December 31, 2013 compared to the same prior year period ended, as the acquisition of Network Solutions had been fully integrated. Finally, software support and data center maintenance fees have decreased by $1.3 million during the year ended December 31, 2013.
General and Administrative Expenses. General and administrative expenses increased 12% to $55.7 million, or 11% of total revenue, during the year ended December 31, 2013 , up from $49.8 million or 12% of total revenue during the year ended December 31, 2012. Overall, during the year ended December 31, 2013, the employee-related compensation and benefits expense increased approximately $3.1 million and legal and professional services are up $1.4 million. These increases were partially offset by the absence of $0.7 million of corporate development costs that were incurred during the year ended December 31, 2012. In addition there was a $1.1 million increase in bad debt expense driven from the increase in outstanding accounts receivables, primarily driven from higher revenue.
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
Interest Expense, net. Net interest expense totaled $34.3 million and $66.1 million for the year ended December 31, 2013 and 2012, respectively. Included in the interest expense for the year ended December 31, 2013 and 2012, respectively, is approximately $5.4 million and $11.0 million from amortizing deferred financing fees and loan origination discounts. The remaining decrease of $26.2 million during the year ended December 31, 2013 is driven from lower interest rates from debt repricings completed in November 2012 and March 2013, as well as from lower overall debt levels. In addition, we further reduced our interest rates from the convertible debt transaction that closed in August 2013. See Note 4, Long-term Debt , for additional information.

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
Loss on Debt Extinguishment. In March 2013, we repriced our First Lien Term Loan and increased the outstanding balance of $ 627.9 million by $32.1 million to $660.0 million . In addition, we increased the maximum amount of available borrowings under the Revolving Credit Facility from $60.0 million to $70.0 million. The proceeds received from the additional First Lien Term Loan were used to pay off the Second Lien Term Loan by $32.0 million in its entirety. The repricing and pay off of the Second Lien Term Loan were accounted for as debt extinguishments in accordance with Accounting Standards Codification (“ASC”) 470, Debt . In addition, the partial pay down of $208.0 million on the First Lien Term Loan, using proceeds from the August 2013 convertible debt issuance, was also accounted for as a debt extinguishment. As a result of the extinguishments, we recorded a $20.7 million loss from accelerating unamortized deferred financing fees and loan origination discounts related to both instruments during the year ended December 31, 2013. Also included in the loss is $7.2 million of prepayment penalties that were paid in March 2013.
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
Liquidity and Capital Resources
The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$117,206	$102,460	$77,965
Net cash used in investing activities	(34,412)	(14,378)	(15,177)
Net cash used in financing activities	(74,091)	(89,457)	(60,971)
Effect of exchange rate changes on cash	(24)	—	—
Increase (decrease) in cash and cash equivalents	$8,679	$(1,375)	$1,817

Cash Flows Years Ended December 31, 2014 and 2013
As of December 31, 2014, we had $22.5 million of cash and cash equivalents and $118.0 million in negative working capital, as compared to $13.8 million of cash and cash equivalents and $118.9 million in negative working capital as of December 31, 2013. The majority of the negative working capital, as of the years ended December 31, 2014 and 2013, is due to significant balances of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.
Net cash provided by operations for the year ended December 31, 2014 increased $14.7 million from the year ended December 31, 2013 primarily due to improvements in operating income during the year ended December 31, 2014, and from the absence of a $7.2 million prepayment penalty that was paid in 2013 in connection with the March 2013 debt repricing. The overall increase during the year ended December 31, 2014 was partially offset by unfavorable working capital changes.

Net cash used in investing activities in the year ended December 31, 2014 was $34.4 million, as compared to $14.4 million in the year ended December 31, 2013. In July 2014, we paid $12.1 million in cash and issued 213,200 shares of our common stock to acquire 100% of the equity interests in Touch Local Limited ("Scoot"), the operator of an online business directory network in the United Kingdom. In addition, in February 2014, we acquired substantially all of the assets and certain liabilities of SnapNames.com, Inc. (the "SnapNames Business"), an Oregon corporation from KeyDrive S.A. for which we paid $7.4 million in cash. See Note 5, Business Combinations, for additional information surrounding these purchases. Capital expenditures during the year ended December 31, 2014 increased slightly by $0.5 million to $15.2 million. The year ended December 31, 2013 primarily included costs incurred from building out two centralized data centers that were completed and put into service in the first quarter of 2013. The year ended December 31, 2014 included increased efforts to improve internally developed software and websites.
Net cash used in financing activities of $74.1 million during the year ended December 31, 2014 included a $3.7 million payment for debt issuance costs related to the September 2014 debt refinancing discussed below; compared to $2.8 million incurred during 2013. Net principal payments of $63.1 million and $86.3 million were made during the year ended December 31, 2014 and 2013, respectively. Proceeds received from the exercise of stock options decreased from $14.2 million to $9.9 million in the year ended December 31, 2014 when compared to the same prior year period. Approximately $6.3 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during each of the years ended December 31, 2014 and 2013.
Included in financing activities during the year ended December 31, 2014, are common stock repurchases of $10.8 million. The repurchases were made in connection with our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Long-term Debt
Refinancing Long-Term Debt
In September 2014, we completed the refinancing of our Predecessor Credit Agreement. The new credit facilities consist of a $200 million secured term loan and a $150 million secured revolving line of credit. Each of the new facilities bears interest at a rate equal to either, at our option, the LIBOR rate plus an applicable margin equal to 2.25% per annum, or the prime lending rate plus an applicable margin equal to 1.25% per annum. The applicable margins for each of the new facilities are subject to reduction by 0.25% or 0.50%, or increase by 0.25%, in each case based upon our consolidate first lien net leverage ratio as of the end of each fiscal quarter. Each of the new facilities mature in September 2019. See Note 4, Long-Term Debt, for additional information on the impact of this transaction.
We used the proceeds of the Term Loan and initially borrowed $109.0 million under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses. In connection with the repayment, we terminated the Predecessor Credit Agreement.
We must also pay (i) a commitment fee of 0.40% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding loans under the Revolving Credit Facility, subject to reduction by 0.05% or 0.10%, or increase by 0.05%, in each case based upon our consolidated first lien net leverage ratio, (ii) a letter of credit fee to the applicable margin as applied to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
Debt Covenants
The credit agreement entered into on September 9, 2014 require that we not exceed a maximum first lien net leverage ratio and that we maintain a minimum consolidated cash interest expense to consolidated EBITDA coverage ratio as set forth in the table below. The first lien net leverage ratio is defined as the total of the outstanding consolidated first lien debt minus up to $50.0 million of unrestricted cash and cash equivalents, divided by consolidated EBITDA. The consolidated interest coverage ratio is defined as consolidated EBITDA divided by consolidated cash interest expense. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, non-cash losses and acquisition-related costs.

Outstanding debt as of December 31, 2014 for purposes of the First Lien Net Leverage Ratio is approximately $270.3 million. The covenant calculations as of December 31, 2014 on a trailing 12-month basis is as follows:

Covenant Description	Covenant Requirement as of December 31, 2014	Ratio at December 31, 2014	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 2.75	1.82	0.93
Consolidated Interest Coverage Ratio	Greater than 2.00	7.06	5.06

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
Cash Flows Years Ended December 31, 2013 and 2012
As of December 31, 2013, we had $13.8 million of cash and cash equivalents and negative $118.9 million in negative working capital, as compared to $15.2 million of cash and cash equivalents and a negative $113.5 million in working capital as of December 31, 2012. The unfavorable change in working capital during the year is primarily due to a $18.2 million increase in current deferred revenue is primarily from amortizing deferred revenue that was written down for purchase accounting from the acquisitions of Network Solutions and Register.com LP and replacing with deferred revenue that is reflected at full contract value. The unfavorable change was partially offset by a $17.4 million increase in deferred income taxes. The current portion of long term debt at December 31, 2013 increased by $1.9 million when compared to December 31, 2012. Accrued compensation and benefits also declined by $2.0 million due to the timing of payroll payment dates. The majority of the negative working capital is due to significant balances of deferred revenue, deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefits rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.
Net cash provided by operations for the year ended December 31, 2013 increased $24.5 million from the year ended December 31, 2012 primarily due to improvements in operating income and working capital requirements during the year ended December 31, 2013, but partially offset by the $7.2 million prepayment penalty that was paid in connection with the March 2013 debt repricing.
Net cash used in investing activities in the year ended December 31, 2013 was $14.4 million, as compared to $15.2 million in the year ended December 31, 2012. Capital expenditures during the year ended December 31, 2013 decreased by $7.6 million to $14.7 million. The years ended December 31, 2013 and 2012 both primarily included costs incurred from building out two centralized data centers that were completed and put into service in the first quarter of 2013, as well as increased efforts to improve internally developed software and websites. In May 2012, proceeds of $7.2 million were received from the sale of an investment that was accounted for under the equity method. An additional $0.4 million of proceeds that were held in escrow from the sale were received in June 2013.
Net cash used in financing activities of $89.5 million included a $2.8 million payment for debt issuance costs related to the March 2013 repricing of the First Lien Term Loan and the August convertible debt issuance. In addition, loan origination discount payments of $8.1 million were incurred in connection with the debt issuances. Net principal payments of $86.3 million were made during the year ended December 31, 2013, compared to payments of $52.1 million during the year ended December 31, 2012. Proceeds received from the exercise of stock options increased from $5.8 million to $14.2 million in the year ended December 31, 2013 when compared to the same prior year period. Approximately $6.3 million and $4.7 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the years ended December 31, 2013 and 2012, respectively.
Contractual Obligations and Commitments
Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and other unconditional marketing and operational purchase obligations. The following summarizes our contractual obligations as of December 31, 2014 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (1)	$545,250	$—	$11,250	$16,250	$278,750	$239,000	$—
Current maturities of long-term debt	6,250	6,250	—	—	—	—	—
Interest payments on long-term debt (1)	39,969	9,665	9,467	9,148	7,736	3,953	—
Operating lease obligations (2)	35,556	7,228	6,618	6,161	5,563	4,527	5,459
Uncertain tax positions (3)	—	—	—	—	—	—	—
Purchase obligations (4)	94,326	15,456	13,577	12,293	13,000	13,000	27,000
Total	$721,351	$38,599	$40,912	$43,852	$305,049	$260,480	$32,459

(1)
The scheduled principal payment requirements for the Term Loan are presented. Projected interest payments for the revolving credit facility were calculated based on outstanding principal amounts using interest rates in effect as of December 31, 2014. The 2018 long term debt obligations reflect the maturity of the Senior Convertible Notes that are due August 15,2018.

(2)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.
(3)
The settlement date is unknown for approximately $3.4 million of uncertain tax positions and has been excluded from the table above. See Note 15 - Income Taxes for additional information on uncertain tax positions.

(4)	Purchase obligations include corporate sponsorships and long-term service contracts for data storage and other operating items.

As of December 31, 2014 we have $54.0 million of available borrowings under the Revolving Credit Facility.
In May 2012, we completed a Form S-3 registration statement to offer and issue 7 million shares of common shares. The proceeds from these common shares are to be used for the repayment of outstanding debt, general corporate purposes and funding for potential acquisitions.
Off-Balance Sheet Obligations
As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs involved in the expansion of our customer base (including through acquisitions of other businesses or assets);

•	the costs associated with the principal and interest payments of future debt service;

•	the costs involved with investment in our servers, storage and network capacity;

•	the costs associated with the expansion of our domestic and international activities;

•	the costs involved with our technology and development activities to upgrade and expand our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses.
We believe that our existing cash and cash equivalents at December 31, 2014 in addition to 2015 operating cash flows will be sufficient to meet our projected operating requirements for at least the next 12 months.

New Accounting Standards
See Note 2, New Accounting Standards, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
The majority of our subscription agreements and operating expenses are denominated in U.S. dollars. However we have sales and customer support operations in Canada and a technology administrative center in Argentina. In addition, in July 2014 we acquired an online business directory network in the United Kingdom. All of these operations are exposed to fluctuations in foreign currencies including, but not limited to, the British pound, the Canadian dollar and the Argentina peso. Exchange rate fluctuations have had little impact on our operating results and cash flows but we analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future. As of December 31, 2014 and 2013, there were no expenses that were hedged.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $22.5 million and $13.8 million at December 31, 2014 and December 31, 2013, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
As of December 31, 2014, we have $551.5 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $292.8 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 2.25% on the Term Loan and Revolving Credit Facility. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $42 thousand during the year ended December 31, 2014, assuming the principal balances remain unchanged.

Use of Non-GAAP Financial Measures
Some of the measures in this press release are non-GAAP financial measures within the meaning of the SEC Regulation G. Web.com believes presenting non-GAAP measures is useful to investors, because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Web.com's management uses these non-GAAP measures as important indicators of the Company's past performance and in planning and forecasting performance in future periods. The non-GAAP financial information Web.com presents may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.
Relative to each of the non-GAAP measures Web.com presents, management further sets forth its rationale as follows:

•
Non-GAAP Revenue. Web.com excludes from non-GAAP revenue the impact of the fair value adjustment to amortized deferred revenue because we believe that excluding such measures helps management and investors better understand our revenue trends.

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. Web.com excludes from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, stock-based compensation charges, asset impairment, and gains or losses from asset sales. Management believes that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

•
Non-GAAP Net Income and Non-GAAP Net Income Per Diluted Share. Web.com excludes from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax provision, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, amortization of debt discounts and fees, stock-based compensation, asset impairment, and loss on debt extinguishment, gains or losses from asset sales and includes estimated cash income tax payments, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA. Web.com excludes from adjusted EBITDA depreciation expense, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, and fair value adjustments to deferred revenue and deferred expense, gains or losses from asset sales, corporate development expenses and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

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

•
Gains or losses from asset sales or impairment and certain other transactions. Web.com excludes the impact of asset sales or impairment and certain other transactions including debt extinguishments and the sale of equity method investments from its non-GAAP measures because the impact of these items is not considered part of the Company's ongoing operations.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Twelve months ended December 31,
	2014	2013	2012
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$543,937	$492,315	$407,646
Fair value adjustment to deferred revenue	26,163	41,407	83,732
Non-GAAP revenue	$570,100	$533,722	$491,378

Reconciliation of GAAP net loss to non-GAAP net income
GAAP net loss	$(12,458)	$(65,664)	$(122,217)
Amortization of intangibles	60,719	67,833	70,350
Loss on sale of assets	—	135	403
Asset impairment	2,040	—	—
Stock based compensation	19,567	18,502	11,927
Income tax expense (benefit)	21,544	21,327	(16,738)
Restructuring charges	166	1,657	2,469
Corporate development	499	—	660
Amortization of debt discounts and fees	10,932	5,431	11,017

Cash income tax expense	(1,243)	(320)	(1,044)
Fair value adjustment to deferred revenue	26,163	41,407	83,732
Fair value adjustment to deferred expense	1,027	1,561	2,376
Loss on debt extinguishment	1,838	20,663	41,977
Gain on sale of equity method investment	—	(385)	(5,156)
Non-GAAP net income	$130,794	$112,147	$79,756

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted shares:	2014	2013	2012
Basic weighted average common shares	50,920	48,947	46,892
Diluted stock options	2,727	2,993	2,186
Diluted restricted stock	554	803	1,117
Total diluted weighted average common shares	54,201	52,743	50,195

Reconciliation of GAAP diluted net loss per share to non-GAAP diluted net income per share
Diluted GAAP net loss per share	$(0.24)	$(1.34)	$(2.61)
Diluted equity	0.01	0.10	0.17
Amortization of intangibles	1.12	1.30	1.40
Loss on sale of assets	—	—	0.01
Asset impairment	0.04	—	—
Stock based compensation	0.36	0.35	0.24
Income tax expense (benefit)	0.40	0.40	(0.33)
Restructuring charges	—	0.03	0.05
Corporate development	0.01	—	0.01
Amortization of debt discounts and fees	0.20	0.10	0.22
Cash income tax expense	(0.02)	(0.01)	(0.02)
Fair value adjustment to deferred revenue	0.48	0.79	1.67
Fair value adjustment to deferred expense	0.02	0.03	0.05
Loss on debt extinguishment	0.03	0.39	0.84
Gain on sale of equity method investment	—	(0.01)	(0.11)
Diluted Non-GAAP net income per share	$2.41	$2.13	$1.59

	Twelve months ended December 31,
	2014	2013	2012
Reconciliation of GAAP operating income (loss) to non-GAAP operating income
GAAP operating income (loss)	$37,663	$10,241	$(36,010)
Amortization of intangibles	60,719	67,833	70,350
Loss on sale of assets	—	135	403
Asset impairment	2,040	—	—
Stock based compensation	19,567	18,502	11,927
Restructuring charges	166	1,657	2,469
Corporate development	499	—	660
Fair value adjustment to deferred revenue	26,163	41,407	83,732
Fair value adjustment to deferred expense	1,027	1,561	2,376
Non-GAAP operating income	$147,844	$141,336	$135,907

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	7%	2%	(9)%
Amortization of intangibles	11	13	14
Loss on sale of assets	—	—	—
Asset impairment	—	—	—
Stock based compensation	3	3	1
Restructuring charges	—	—	1
Corporate development	—	—	—
Fair value adjustment to deferred revenue	5	8	21
Fair value adjustment to deferred expense	—	—	—
Non-GAAP operating margin	26%	26%	28%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating income (loss)	$37,663	$10,241	$(36,010)
Depreciation and amortization	74,779	79,844	78,981
Loss on sale of assets	—	135	403
Asset impairment	2,040	—	—
Stock based compensation	19,567	18,502	11,927
Restructuring charges	166	1,657	2,469
Corporate development	499	—	660
Fair value adjustment to deferred revenue	26,163	41,407	83,732
Fair value adjustment to deferred expense	1,027	1,561	2,376
Adjusted EBITDA	$161,904	$153,347	$144,538

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

	Three Months Ended
	Mar 31, 2014	Jun 30, 2014	Sept 30, 2014 (1)	Dec 31, 2014	Mar 31, 2013 (2)	Jun 30, 2013	Sept 30, 2013 (3)	Dec 31, 2013

Total revenue	$133,843	$138,176	$137,407	$134,511	$115,546	$120,448	$125,197	$131,124
Total cost of revenue	46,586	48,599	47,925	48,667	42,640	42,879	42,692	43,536
Gross profit	87,257	89,577	89,482	85,844	72,906	77,569	82,505	87,588
Total operating expenses	77,712	79,225	80,221	77,339	75,396	75,656	78,048	81,227
Income (loss) from operations	9,545	10,352	9,261	8,505	(2,490)	1,913	4,457	6,361
Net income (loss)	$490	$(794)	$(3,419)	$(8,735)	$(46,503)	$(9,744)	$(5,988)	$(3,429)

Net income (loss) per common share:
Basic	$0.01	$(0.02)	$(0.07)	$(0.17)	$(0.97)	$(0.20)	$(0.12)	$(0.07)
Diluted	$0.01	$(0.02)	$(0.07)	$(0.17)	$(0.97)	$(0.20)	$(0.12)	$(0.07)

(1)
Included in the quarter ended September 31, 2014 is a $1.8 million loss on debt extinguishment. The Company terminated the Predecessor Credit Agreement and entered into a five-year $200 million secured term loan facility and a five-year secured revolving credit facility that provides up to $150 million of revolving loans. The Company used the proceeds of the Term Loan and initially borrowed $109 million of loans under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses.

(2)
Included in the quarter ended March 31, 2013 is a $19.5 million loss on debt extinguishment. The Company repriced its First Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Revolving Credit Facility to $70 million. The proceeds received from the additional First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million. The net proceeds were used to pay down the First Lien Term Loan and the Revolving Credit Facility.

(3)
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting the certain internal controls of SnapNames.com, Inc. and Touch Local Limited, which are included in the 2014 consolidated financial statements of Web.com Group, Inc. and constituted 2% and 8% of total and net assets, respectively, as of December 31, 2014 and less than 5% of revenues for the year ended December 31, 2014. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Web.com Group, Inc.
We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SnapNames.com, Inc. and Touch Local Limited, which are included in the 2014 consolidated financial statements of Web.com Group, Inc. and constituted 2% and 8% of total and net assets, respectively, as of December 31, 2014 and less than 5% of revenues for the year ended December 31, 2014. Our audit of internal control over financial reporting of Web.com Group, Inc. also did not include an evaluation of the internal control over financial reporting of SnapNames.com, Inc. and Touch Local Limited.
In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Web.com Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Web.com Group, Inc., and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
February 27, 2015

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
The following documents are filed as part of this Form 10-K:

1. Financial Statements.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Web.com Group, Inc.
We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
February 27, 2015

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amount)

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$22,485	$13,806
Accounts receivable, net of allowance of $1,705 and $1,545, respectively	16,932	17,062
Prepaid expenses	10,550	7,348
Deferred expenses	62,818	62,073
Deferred taxes	23,750	35,318
Other current assets	5,012	2,837
Total current assets	141,547	138,444

Property and equipment, net	44,000	42,090
Deferred expenses	50,901	57,235
Goodwill	639,564	627,845
Intangible assets, net	357,819	401,921
Other assets	4,575	10,224
Total assets	$1,238,406	$1,277,759

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,940	$10,351
Accrued expenses	14,937	14,449
Accrued compensation and benefits	5,997	13,423
Accrued restructuring costs	—	1,139
Deferred revenue	217,394	208,856
Current portion of debt	6,197	6,586
Other liabilities	5,069	2,512
Total current liabilities	259,534	257,316

Deferred revenue	185,338	186,539
Long-term debt	501,085	556,506
Deferred tax liabilities	111,503	102,421
Other long-term liabilities	6,856	4,932
Total liabilities	1,064,316	1,107,714
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 52,108,719 and 51,193,230 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	52	51
Additional paid-in capital	552,991	528,101
Treasury stock at cost, 395,395 shares as of December 31, 2014, and 0 shares as of December 31, 2013	(6,975)	—
Accumulated other comprehensive (loss) income	(1,393)	20
Accumulated deficit	(370,585)	(358,127)
Total stockholders' equity	174,090	170,045
Total liabilities and stockholders' equity	$1,238,406	$1,277,759
See accompanying notes to consolidated financial statements

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Revenue	$543,937	$492,315	$407,646
Cost of Revenue:	191,778	171,747	160,330
Gross profit	352,159	320,568	247,316
Operating expenses:
Sales and marketing	148,836	140,618	117,811
Technology and development	29,683	32,468	34,258
General and administrative	58,992	55,740	49,807
Restructuring charges	166	1,657	2,469
Asset impairment	2,040	—	—
Depreciation and amortization	74,779	79,844	78,981
Total operating expenses	314,496	310,327	283,326
Income (loss) from operations	37,663	10,241	(36,010)
Interest expense, net	(26,739)	(34,300)	(66,124)
Gain on sale of equity method investment	—	385	5,156
Loss from debt extinguishment	(1,838)	(20,663)	(41,977)
Net income (loss) before income taxes	9,086	(44,337)	(138,955)
Income tax (expense) benefit	(21,544)	(21,327)	16,738
Net loss	(12,458)	(65,664)	(122,217)
Other comprehensive loss:
Foreign currency translation adjustments	(1,395)	—	—
Unrealized (loss) gain on investments, net of tax	(18)	15	5
Total comprehensive loss	$(13,871)	$(65,649)	$(122,212)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Loss
(in thousands, except per share amounts)
(continued)

	Year ended December 31,
	2014	2013	2012
Basic loss per share:
Net loss per common share	$(0.24)	$(1.34)	$(2.61)
Diluted earnings per share:
Net loss per common share	$(0.24)	$(1.34)	$(2.61)

Basic weighted average common shares	50,920	48,947	46,892
Diluted weighted average common shares	50,920	48,947	46,892

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	47,359,304	$47	—	$—	$441,955	$—	$(170,246)	$271,756
Net loss	—	—	—	—	—	—	(122,217)	(122,217)
Other comprehensive income, net of tax	—	—	—	—	—	5	—	5
Exercise of stock options	1,718,766	2	—	—	7,026	—	—	7,028
Common stock repurchased	(413,678)	—	—	—	(5,896)	—	—	(5,896)
Stock compensation expense	—	—	—	—	11,927	—	—	11,927
Issuance of restricted stock	511,250	—	—	—	—	—	—	—
Issuance costs of common stock	—	—	—	—	(990)	—	—	(990)
Balance, December 31, 2012	49,175,642	$49	—	$—	$454,022	$5	$(292,463)	$161,613
Net loss	—	—	—	—	—	—	(65,664)	(65,664)
Other comprehensive income, net of tax	—	—	—	—	—	15	—	15
Exercise of stock options	1,609,762	2	—	—	14,341	—	—	14,343
Common stock repurchased	(333,427)	—	—	—	(6,519)	—	—	(6,519)
Stock compensation expense	—	—	—	—	18,502	—	—	18,502
Issuance of restricted stock	741,253	—	—	—	—	—	—	—
Issuance costs of common stock	—	—	—	—	(43)	—	—	(43)
Equity component of senior convertible notes due 2018 (Note 4)	—	—	—	—	47,892	—	—	47,892
Portion of convertible debt issuance costs attributed to equity component	—	—	—	—	(94)	—	—	(94)
Balance December 31, 2013	51,193,230	$51	—	$—	$528,101	$20	$(358,127)	$170,045
Net loss	—	—	—	—	—	—	(12,458)	(12,458)
Other comprehensive loss, net of tax	—	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—	—	—	(1,395)	—	(1,395)
Exercise of stock options	1,207,164	1	(229,986)	3,810	9,924	—	—	13,735
Common stock repurchased	(249,027)	—	—	—	(10,163)	—	—	(10,163)
Stock compensation expense	—	—	—	—	19,567	—	—	19,567
Issuance of restricted stock	369,533	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	(98)	—	—	(98)
Issuance of common stock for acquisition	213,200	—	—	—	5,660	—	—	5,660
Purchases under stock repurchase plan	(625,381)	—	625,381	(10,785)	—	—	—	(10,785)
Balance December 31, 2014	52,108,719	$52	395,395	$(6,975)	$552,991	$(1,393)	$(370,585)	$174,090

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(12,458)	$(65,664)	$(122,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity method investment	—	(385)	(5,156)
Loss from debt extinguishment	1,249	13,424	39,331
Depreciation and amortization	74,779	79,844	78,981
Stock based compensation	19,567	18,502	11,927
Deferred income taxes	20,244	20,869	(17,829)
Amortization of debt issuance costs and other	10,932	5,567	11,420
Asset impairment	2,040	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	821	(815)	(1,906)
Prepaid expenses and other assets	(2,255)	(5,313)	(3,020)
Deferred expenses	5,610	3,094	3,004
Accounts payable	(2,739)	4,521	295
Accrued expenses and other liabilities	1,394	2,183	(4,105)
Accrued compensation and benefits	(7,788)	(1,990)	(577)
Accrued restructuring costs	(1,139)	(338)	(4,176)
Deferred revenue	6,949	28,961	91,993
Net cash provided by operating activities	117,206	102,460	77,965
Cash flows from investing activities
Business acquisitions, net of cash acquired	(19,246)	—	—
Proceeds from sale of equity method investment	—	385	7,197
Capital expenditures	(15,166)	(14,713)	(22,298)
Other	—	(50)	(76)
Net cash used in investing activities	(34,412)	(14,378)	(15,177)
Cash flows from financing activities
Stock issuance costs	(98)	(43)	(21)
Common stock repurchased	(6,327)	(6,342)	(4,683)
Payments of long-term debt and revolving credit facility	(367,328)	(1,015,076)	(701,574)
Proceeds from exercise of stock options	9,899	14,164	5,822
Proceeds from long-term debt issued	192,020	910,631	623,205
Proceeds from borrowings on revolving credit facility	112,208	10,000	20,000
Debt issuance costs	(3,680)	(2,791)	(3,720)
Common stock purchases under stock repurchase plan	(10,785)	—	—
Net cash used in financing activities	(74,091)	(89,457)	(60,971)
Effect of exchange rate changes on cash	(24)	—	—
Net increase (decrease) in cash and cash equivalents	8,679	(1,375)	1,817
Cash and cash equivalents, beginning of year	13,806	15,181	13,364
Cash and cash equivalents, end of year	$22,485	$13,806	$15,181
Supplemental cash flow information
Interest paid	$17,303	$35,047	$57,293
Income tax paid	$1,134	$499	$252
Supplemental disclosure of non-cash transactions
Common stock issued for acquisition	$5,660	$—	$—
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
Foreign Currency Translation
The functional currency of the Company’s United Kingdom-based operations acquired in July 2014 is the British Pound. The Company translates the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.
In addition, the Company’s foreign operations include a customer service center and an outbound sales center in Canada and a technology center in Argentina, which was acquired from the acquisition of Network Solutions. The Company records foreign currency transaction gains and losses, realized and unrealized and measurement of local currencies of these foreign subsidiaries where the foreign currency is different from the local currency in the consolidated statements of (loss) income. During the years ended December 31, 2014, 2013 and 2012, the Company recorded approximately $0.3 million, $0.2 million and $0.3 million, respectively.
Principles of Consolidation
The Company’s consolidated financial statements include the assets, liabilities and the operating results of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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

The Company accounts for our multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. The Company may sell multiple products or services to customers at the same time. For example, we may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Our products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. The Company determines the value of the separate units of accounting in multiple-element arrangements using the relative selling price method which is calculated by taking the standalone selling price of each unit to the total selling price of the arrangement, multiplied by the total sales price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and bank demand deposit accounts. For purposes of presentation in the Consolidated Balance Sheets, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in cash and credit instruments of highly rated financial institutions; three institutions hold 96% of the Company's total cash and cash equivalents.
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
Included in the accounts receivable line item in the Consolidated Balance Sheets as of the year ended December 31, 2014 and 2013 is approximately $2.4 million and $2.0 million, respectively, of miscellaneous receivables primarily due from the Canadian government for job creation incentive rebates and for sales and use tax.
Deferred Expenses
Deferred expenses primarily consist of prepaid domain name registry fees that are paid in full at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.

Debt Issuance Costs
The Company records certain loan origination discounts and other fees in connection with the issuance of long term debt. The loan origination discounts are recorded as a reduction in the carrying amount of the underlying debt and all other deferred costs are in other current or non-current assets. Debt issuance costs are amortized to interest expense over the life of the underlying debt using the effective interest method. In determining the periodic amortization expense, the Company includes scheduled principal payments as defined in the credit agreements. See Note 4, Long-term Debt, for additional information.
Goodwill and Other Intangible Assets
The Company continues to perform the quantitative tests to determine if it is more likely than not that the carrying value of our goodwill and indefinite-lived intangible assets are impaired for our annual test at December 31, 2014. The Company tests goodwill and intangible assets for impairment using one reporting unit. A market approach is used to test goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of the Company’s calculations, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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
If the carrying value of the intangibles exceeds its fair value, an impairment charge is recognized.
The results of these analyses indicated that the Company’s goodwill and indefinite-lived intangible assets were not impaired at December 31, 2014.
Technology and Development Costs
The Company expenses technology and development costs as incurred.
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

Advertising
Advertising costs are expensed as incurred. Included in advertising are general marketing, corporate sponsorships as well as online marketing and banner advertisements. Total advertising expense was $55.9 million, $64.7 million and $52.0 million for the years ending December 31, 2014, 2013 and 2012, respectively.
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
Further, deferred tax assets are recognized for the expected realization of available deductible temporary differences and net operating loss and tax credit carry forwards. ASC 740 requires companies to assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” threshold. In making such assessments, the Company considers the expected reversals of our existing deferred tax liabilities within the applicable jurisdictions and carry forward periods, based on our existing Section 382 limitations. The Company does not consider deferred tax liabilities related to indefinite lived intangibles or tax deductible goodwill as a source of future taxable income. Additionally, the Company does not consider future taxable income (exclusive of the reversals of existing deferred tax liabilities and carry forwards) because we continue to be in a three-year cumulative loss position.
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
Treasury Stock
On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. As of December 31, 2014, $10.8 million has been repurchased under the program.

Net Loss Per Common Share
The Company computes net loss per common share in accordance with ASC 260, Earnings Per Share. Basic net loss per common share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
2. New Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.
In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). This accounting standard will be effective for the Company beginning in its first quarter of 2017, with no early adoption permitted, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating and has not determined the impact of ASU 2014-09 on its consolidated financial statements.
3. Net Loss Per Common Share
Basic net loss per common share is calculated using net loss and the weighted-average number of shares outstanding during the reporting period. Diluted net loss per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares. As of December 31, 2014, 2013 and 2012, 6.9 million, 7.7 million and 8.3 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.
The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Senior Convertible Notes due August 15, 2018 ("2018 Notes"). Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's common stock did not exceed the conversion price during the year ended December 31, 2014 and even if such price had been exceeded, including the additional common shares would have been anti-dilutive. See Note 4, Long-term Debt, for information on these notes.
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	2014	2013	2012
Net loss	$(12,458)	$(65,664)	$(122,217)

Basic weighted average common shares	50,920	48,947	46,892
Diluted effect of stock options	—	—	—
Diluted effect of restricted shares	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—
Diluted weighted average common shares	50,920	48,947	46,892
Basic loss per share:
Net loss	$(0.24)	$(1.34)	$(2.61)

Diluted loss per share:
Net loss	$(0.24)	$(1.34)	$(2.61)

4. Long-term Debt
1% Senior Convertible Notes due August 15, 2018
In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. Proceeds, net of original issuance discounts of $252.3 million were received from the 2018 Notes. The net proceeds were used to pay down $208.0 million of the First Lien Term Loan and $43.0 million of the Revolving Credit Facility. The refinancing of the First Lien Term Loan was treated as debt extinguishment within the scope of ASC 470, Debt. As such, the Company recorded a $1.1 million loss during the year ended December 31, 2013, from accelerating debt issuance costs and loan origination discounts.
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
As of December 31, 2014 and 2013, the carrying value of the debt and equity component was $217.8 million and $47.8 million and $208.0 million and $47.8 million, respectively. The unamortized debt discount of $40.9 million as of December 31, 2014 will be amortized over the remaining life of 3.7 years using the effective interest method.
Credit Agreements
New Credit Agreement
On September 9, 2014, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and SunTrust Bank, as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provides for (i) a five -year $200 million secured term loan facility (the “Term Loan”) and (ii) a five -year secured revolving credit facility that provides up to $150 million of revolving loans (the “Revolving Credit Facility”). The Credit Agreement replaced the First Lien Credit Agreement, dated as of October 27, 2011 amended and restated as of November 20, 2012, further amended and restated March 6, 2013, and further amended as of April 25, 2014 (the "Predecessor Credit Agreement").
The Company used the proceeds of the Term Loan and initially borrowed $109 million of loans under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses. In connection with the repayment, the Company terminated the Predecessor Credit Agreement.
The Term Loan and loans under the Revolving Credit Facility initially bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 2.25% per annum, or the prime lending rate plus an applicable margin equal to 1.25% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. The Company must also pay (i) a commitment fee of 0.40% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
The Company is permitted to make voluntary prepayments with respect to the Revolving Credit Facility and the Term Loan at any time without payment of a premium. The Company is required to make mandatory prepayments of the Term Loan with (i) net cash proceeds from certain asset sales (subject to reinvestment rights) and (ii) net cash proceeds from certain issuances of debt. The Term Loan amortizes in equal quarterly installments in an aggregate annual amounts with any remaining balance payable on the final maturity date of the Term Loan. The Company is also required to maintain certain financial ratios under the Credit Agreement and there are customary covenants that limit the incurrence of debt, the payment of dividends, the disposition of assets, and making of certain payments. Substantially all of the Company's and certain of its domestic subsidiaries' tangible and intangible assets are pledged as collateral under the Credit Agreement.
The refinancing was partially accounted for as debt extinguishment in accordance with ASC 470, Debt, with the remaining amounts not considered extinguished, treated as a modification of the existing credit agreement. As a result of the extinguishment, the Company recorded a $1.8 million loss for the portion of the debt that was extinguished from accelerating unamortized deferred financing fees and loan origination discounts during the year ended December 31, 2014. Approximately $3.7 million of additional loan origination discounts and deferred financing fees were capitalized in 2014 in connection with the refinancing.
Predecessor Credit Agreement
On October 27, 2011, the Company entered into credit facilities, pursuant to (i) the Predecessor Credit Agreement and (ii) a Second Lien Credit Agreement (the "Second Lien Credit Agreement"). The Predecessor Credit Agreement originally provided for (i) a six-year first lien term loan (the “Predecessor First Lien Term Loan”) and (ii) a five-year first lien revolving credit facility (the “Predecessor Revolving Credit Facility”).  The Second Lien Credit Agreement originally provided for a seven-year second lien term loan (the “Second Lien Term Loan”).

On March 6, 2013, the Company repriced its Predecessor Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Predecessor Revolving Credit Facility to $70 million. The proceeds received from the additional Predecessor First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million.
The repricing of the Predecessor First Lien Term Loan and the payoff of the Second Lien Term Loan, in connection with the issuance of the 2018 Notes discussed above, were both accounted for as debt extinguishments in accordance with ASC 470, Debt. As a result of the extinguishments, the Company recorded a $20.7 million loss from debt extinguishment from accelerating unamortized deferred financing fees and loan origination discounts during the twelve months ended December 31, 2013. Included in the loss is $7.2 million of prepayment penalties that were paid during the first quarter of 2013 related to the extinguishment of the Second Lien Term Loan and repricing of the Predecessor First Lien Term Loan.
The Company has $54.0 million of available borrowings under the Revolving Credit Facility as of December 31, 2014. Outstanding long-term debt and the interest rates in effect at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Revolving Credit Facility maturing 2019, 2.41%, based on LIBOR plus 2.25%, less unamortized discount of $1,591 at December 31, 2014	$92,409	$—
Term Loan due 2019, 2.41%, based on LIBOR plus 2.25%, less unamortized discount of $1,698 at December 31, 2014, effective rate of 2.64%	197,052	—
First Lien Term Loan due 2017, 4.50% at December 31, 2013, unamortized discount of $728, effective rate of 4.71%	—	355,122
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $40,929 at December 31, 2014, effective rate of 5.88%	217,821	207,970
Total Outstanding Debt	507,282	563,092
Less: Current Portion of Long-Term Debt	(6,197)	(6,586)
Long-Term Portion	$501,085	$556,506

Debt discount and issuance costs
The Company recorded $10.9 million, $5.4 million and $11.0 million of interest expense from amortizing debt issuance costs and discounts during the years ended December 31, 2014, 2013 and 2012, respectively.
Total estimated principal payments due for the next five years as of December 31, 2014 are as follows (in thousands):

2015	$6,250
2016	11,250
2017	16,250
2018	278,750
2019	239,000
Total principal payments	$551,500
On August 15, 2018, the aggregate principal balance of the Senior Convertible Notes (the 2018 Notes) becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in September 2019. The Revolving Credit Facility matures in September 2019.

5. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of intangible assets, including trade names, customer relationships and developed technology. The activities of the acquired business include daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The

Company paid $7.4 million for this business during the first quarter of 2014. The Company also recorded a $0.5 million holdback liability which is payable to KeyDrive S. A. in 2015.
The Company has accounted for the acquisition of SnapNames using the acquisition method as required in ASC 805, Business Combinations ("ASC 805"). As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is expected to be deductible for tax purposes.
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
The Company has accounted for the acquisition of Scoot using the acquisition method as required in ASC 805. Based on the acquisition method of accounting, the consideration was allocated to the assets and liabilities acquired based on their fair values as of the acquisition date and the remaining amount of the purchase price allocation was recorded as goodwill. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities and is not expected to be deductible for tax purposes. The Company is still reviewing information surrounding accounts receivable, accounts payable, accrued expenses and income tax considerations resulting from the acquisition, which may result in changes to the Company's preliminary purchase price allocation during the measurement period.
6. Restructuring Costs
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
In 2013, the Company terminated the portion of the Herndon, Virginia lease that was exited in the 2011 lease restructuring discussed above. As a result, an additional $1.7 million of restructuring charges were recorded in 2013. Included was $1.0 million of termination payments made in January 2014, the reversal of a $1.9 million tenant improvement asset and the reversal of a $1.3 million restructuring liability. The tenant improvement asset and restructuring reserve were previously established in connection with the 2011 acquisition of Network Solutions.
In 2014, the Company recorded termination benefits of $0.2 million resulting from the July 2014 acquisition of Scoot.
The table below summarizes the activity of accrued restructuring costs and other reserves during the years ended December 31, 2014 and 2013 (in thousands):

	December 31, 2013	Expense/(Benefit)	Cash Payments	Change in Estimates/ Other	December 31, 2014
Contract termination costs	$1,118	$—	$(1,118)	$—	$—
Employee termination benefits and other restructuring costs	21	166	(187)	—	—
Total	1,139	$166	$(1,305)	$—	—
Non-current portion	—				—
Current portion	$1,139				$—

	December 31, 2012	Expense/(Benefit)*	Cash Payments	Change in Estimates/ Other	December 31, 2013
Contract termination costs	$2,469	$(214)	$(1,205)	$68	$1,118
Employee termination benefits and other restructuring costs	272	(32)	(85)	(134)	21
Total	$2,741	$(246)	$(1,290)	$(66)	$1,139
Non-current portion	(1,264)				—
Current portion	$1,477				$1,139

* Included in the $1.7 million of restructuring expense for the year ended December 31, 2013 is the reversal of a $1.9 million tenant improvement asset that was forfeited in connection with the Herndon, Virginia lease termination. The benefit in the table above reflects the termination payments (made in January 2014) and the reversal of the restructuring reserve that was established in 2011.

7. Goodwill and Intangible Assets
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2014 and December 31, 2013, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined these assets were not impaired.
The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the year ended December 31, 2014 and the year ended December 31, 2013, respectively (in thousands):

	December 31, 2014	December 31, 2013
Goodwill balance at beginning of period	$730,139	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	627,845	627,845
Goodwill acquired during the period - SnapNames (1)	3,578	—
Goodwill acquired during the period - Scoot (1)	8,824	—
Foreign currency translation adjustments (2)	(683)	—
Goodwill balance at end of period, net *	$639,564	$627,845

*Gross goodwill balances were $741.9 million and $730.1 million as of December 31, 2014 and December 31, 2013, respectively. This includes accumulated impairment losses of $102.3 million.
(1) The increases of $3.6 million and $8.8 million are from the SnapNames and Scoot acquisitions, respectively. See Note 5, Business Combinations, for additional information.
(2) The foreign currency translation is from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$132,368	$—	$132,368
Definite-lived intangible assets:
Customer relationships	289,883	(105,685)	184,198	8.5
Developed technology	193,137	(153,681)	39,456	2.8
Non-compete agreements and other	6,134	(4,337)	1,797	3.3
Total intangible assets, net	$621,522	$(263,703)	$357,819

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.8 million as of December 31, 2014.

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Domain/Trade names	$128,126	$—	$128,126
Definite-lived intangible assets:
Customer relationships	285,135	(80,554)	204,581
Developed technology	187,563	(118,349)	69,214
Non-compete agreements and other	4,108	(4,108)	—
Total intangible assets, net	$604,932	$(203,011)	$401,921

 The weighted-average amortization period for the amortizable intangible assets as of December 31, 2014, is approximately 7.5 years. Total amortization expense was $60.7 million, $67.8 million and $70.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the amortization expense for the next five years is as follows (in thousands):

2015	$39,323
2016	37,372
2017	27,813
2018	25,084
2019	21,657
Thereafter	74,202
Total	$225,451

8. Property and Equipment
The Company's property and equipment are summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$416	$416
Depreciable assets:
Software	33,943	21,920
Computer equipment	45,042	38,964
Other equipment	6,754	6,606
Furniture and fixtures	5,043	4,674
Building and improvements	2,300	2,300
Leasehold improvements	4,265	3,364
Total depreciable assets	97,347	77,828
Accumulated depreciation	(53,763)	(36,154)
Property and equipment, net	$44,000	$42,090

Depreciation expense relating to depreciable assets amounted to $14.1 million, $12.0 million, and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, 2013 and 2012, the Company had unamortized computer software costs of $15.0 million, $10.4 million and $8.0 million, respectively. For the years ended December 31, 2014, 2013 and 2012, respectively, approximately $7.3 million, $4.9 million and $3.4 million of depreciation expense related to computer software was recorded.
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
10. Commitments
Operating Leases
The table below summarizes the Company's principal operating leases as of December 31, 2014:

	Location	Square Feet (Unaudited)	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	43,874	December 2020
Sales and customer support operations center	Hazleton, PA	39,429	January 2018
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	August 2017
Sales and customer support operations center	Jacksonville, FL	19,456	July 2019
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Technology administrative center	Atlanta, GA	10,235	December 2015
Technology administrative center	Buenos Aires, Argentina	10,000	December 2016
eCommerce operations center	Barrie, Ontario, Canada	5,774	May 2015
Technology administrative center	Portland, OR	5,650	March 2015
Technology data center	Atlanta, GA	4,000	May 2022
Administrative and finance operations	London, England, United Kingdom	1,600	April 2016
Sales and customer support operations center	Stockton, England, United Kingdom	10,000	March 2022

Rental expense for the leased facilities and equipment amounted to approximately $7.0 million, $8.7 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Accrued rent expense was $1.8 million and $1.7 million as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year, including the leases described above, are as follows (in thousands):

Net Minimum Rental Payments
2015	$7,228
2016	6,618
2017	6,161
2018	5,563
2019	4,527
Thereafter	5,459
$35,556

Purchase Obligations
Purchase obligations include corporate and marketing related sponsorships, general operating purchase obligations and long-term service contracts for data storage. As of December 31, 2014, the Company’s unconditional purchase obligations are as follows (in thousands):

Payment Due
2015	$15,456
2016	13,577
2017	12,293
2018	13,000
2019	13,000
Thereafter	27,000
$94,326
Standby Letters of Credit
The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and to meet certain vendor requirements. The Company had approximately $2.7 million in standby letters of credit as of December 31, 2014, $2.0 million of which was drawn against the Company’s revolving credit facility.
11. Valuation Accounts
The Company's valuation accounts are summarized as follows (in thousands):

		Additions	Deductions
Description	Balance at beginning of year	Charged to income statement	Uncollectible accounts written off, net of recoveries	Balance at end of year
Year Ended December 31, 2012:
Allowance for doubtful accounts	$671	$1,334	$907	$1,098
Refund liability	889	6,541	6,191	1,239
Total	$1,560	$7,875	$7,098	$2,337

Year Ended December 31, 2013:
Allowance for doubtful accounts	$1,098	$2,162	$1,715	$1,545
Refund liability	1,239	7,758	7,600	1,397
Total	$2,337	$9,920	$9,315	$2,942

Year Ended December 31, 2014:
Allowance for doubtful accounts	$1,545	$3,705	$3,545	$1,705
Refund liability	1,397	11,224	11,265	1,356
Total	$2,942	$14,929	$14,810	$3,061

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of December 31, 2014 and December 31, 2013 due to the short maturity of these items. As of December 31, 2014, the fair value and carrying value of the Company’s 2018 Notes totaled $237.7 million and $217.8 million, respectively. As of December 31, 2013 the fair value and carrying value of the Company's First Lien Term Loan and the Company's 2018 Notes was $648.8 million and $563.1 million, respectively. The fair value of the First Lien Term Loan and the 2018 Notes, including the equity component, were calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility's fair value as of December 31, 2013 also approximates the carrying value.
The Revolving Credit Facility and Term Loan that were refinanced in September 2014 are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly, as such, the fair value of the Term Loan and Revolving Credit Facility approximates the carrying value as of December 31, 2014.
13. Stock-Based Compensation
The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation-Stock Compensation.
Equity Incentive Plans
At December 31, 2014, the Company has the 2014 Equity Incentive Plan for the issuance of stock-based compensation, including but not limited to, common stock options and restricted shares to employees. In addition, the Company’s plan provides for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues shares out of treasury stock, if available, otherwise new shares of common stock are issued upon the exercise of stock options and the granting of restricted shares. At December 31, 2014, approximately 5.5 million shares remain available for future issuance under this plan.
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
Stock Options
Compensation expense related to the Company's stock option plans were $12.0 million, $10.0 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had $18.2 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.2 years. During the years ended December 31, 2014, 2013 and 2012, 1.0 million, 1.6 million and 1.7 million common shares were issued from options exercised, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $23.4 million, $25.7 million, and $18.0 million, respectively. The fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $12.4 million, $11.7 million, and $7.0 million, respectively. The weighted-average grant-date fair value of an option granted during the years ended December 31, 2014, 2013, and 2012 was $15.81, $10.01, and $7.81, respectively.
The fair value of each option award is estimated on the date of the grant using the Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility on the date of the grant. The Company estimates the expected term based on the historical exercise experience of our employees, which we believe is representative of future behavior.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.51 - 1.69%	0.70 - 1.40%	0.76 - 0.82%
Dividend yield	—%	—%	—%
Expected life (in years)	4.95 - 4.98	5.07 - 5.31	5
Volatility	56 - 62%	69 - 70%	70 - 71%

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2013	6,333,369	$ 3.43 to $29.50	$11.30
Granted	1,010,890	$15.75 to $36.45	$30.48
Exercised	(1,399,602)	$ 3.43 to $32.56	$9.97
Forfeited	(261,288)	$ 4.59 to $36.45	$20.44
Expired	(13,099)	$ 4.59 to $32.56	$20.40
Balance, December 31, 2014	5,670,270	$ 3.43 to $36.45	$14.60	6.50	$36,124
Exercisable at December 31, 2014	3,835,538	$ 3.43 to $36.45	$11.61	5.68	$31,076

Price ranges of outstanding and exercisable options as of December 31, 2014 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.43 - $8.74	1,217,600	4.56	$6.46	1,213,480	$6.45
$8.90 - $10.95	1,161,080	4.86	$9.87	1,027,637	$9.76
$10.98 - $13.29	1,187,654	6.51	$13.06	810,010	$12.95
$15.39 - $19.24	1,198,004	8.12	$16.31	570,117	$16.41
$19.68 - $36.45	905,932	9.07	$31.40	214,294	$31.90
	5,670,270			3,835,538

Restricted Stock
Restricted stock is not transferable until vested. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which generally ranges between one and four years.
Compensation expense related to restricted stock plans for the years ended December 31, 2014, 2013 and 2012 was approximately $7.6 million, $8.4 million and $4.3 million, respectively. As of December 31, 2014, there was approximately $13.4 million of unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.1 years. During the year ended December 31, 2014, approximately 0.2 million shares totaling approximately $6.3 million were withheld by the Company for minimum income tax withholding requirements. During the years ended December 31, 2014, 2013 and 2012, 0.4 million, 0.7 million and 0.5 million restricted common shares were granted, respectively.
The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2014:

Restricted Stock Activity	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2013	1,325,712	$13.22
Granted	384,175	$30.97
Forfeited	(14,642)	$15.20
Lapse of restriction	(514,543)	$11.39
Restricted stock outstanding at December 31, 2014	1,180,702	$20.31

14. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2014	2013	2012
Outstanding stock options	5,670,270	6,333,369	6,812,579
Options available for future grants and other awards	5,533,457	2,165,696	3,261,242
Total common shares reserved	11,203,727	8,499,065	10,073,821

15. Income Taxes
The provision (benefit) for income taxes consisted of the following for the years ended December 31, (in thousands):

	2014	2013	2012
Current expense (benefit):
Federal	$401	$—	$4
State	223	(31)	134
Foreign	676	489	953
Deferred expense (benefit):
Federal	17,395	16,679	(13,500)
State	2,954	4,229	(4,000)
Foreign	(105)	(39)	(329)
Total tax expense (benefit)	$21,544	$21,327	$(16,738)

As of December 31, 2014 and 2013, the Company had federal net operating loss carry forwards (“NOLs”) of $315.4 million and $334.9 million, respectively, which expire in varying amounts beginning in 2020 through 2033. Included in the amount of NOLs as of December 31, 2014 and 2013 is $72.0 million and $50.7 million of stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”), respectively, which will be credited to additional paid-in-capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table below. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $189.8 million and $230.6 million of the NOLs at December 31, 2014 and 2013, respectively, will be available during the carry forward period. The deferred tax asset related to the net federal NOL carry forward values of $189.8 million and $230.6 million related to December 31, 2014 and 2013, respectively, is included in the table below.
As of December 31, 2014, the Company had state NOLs of $327.0 million, the substantial portion of which expires in varying amounts beginning in 2020 through 2033. As of December 31, 2013, the Company had state NOLs of $342.4 million.
As of December 31, 2014, in connection with the Scoot acquisition, the Company had foreign NOLs in the United Kingdom of $62.2 million which do not expire.
As of December 31, 2014 and 2013, the Company had a Foreign Tax Credit (“FTC”) carry forward of $1.2 million. The FTCs are related to taxes paid in Canada and begin to expire in 2017. As of December 31, 2014 and 2013, the Company had Research & Development (“R&D”) Tax Credit carry forwards of $0.5 million. The R&D credits begin to expire in 2028. As of December

31, 2014 and 2013, the Company had Alternative Minimum Tax (“AMT”) Credit carry forwards of approximately $2.0 million and $1.6 million, respectively, which do not expire.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2014	2013
Deferred tax assets:
Current:
NOLs	$19,271	$29,524
Deferred revenue	40,022	37,383
Other current deferred tax assets	5,176	6,062
	64,469	72,969
Less: valuation allowance	(30,761)	(26,768)
Net current deferred tax assets	33,708	46,201
Noncurrent:
Deferred revenue	33,543	31,427
NOLs	71,673	63,333
Other deferred tax assets	14,710	19,678
	119,926	114,438
Less: valuation allowance	(62,753)	(41,577)
Net noncurrent deferred tax assets	57,173	72,861
Deferred tax liabilities:
Current:
Other liabilities	10,232	10,883
Total current deferred tax liabilities	10,232	10,883
Noncurrent:
Intangible basis	147,543	151,663
Discount on 2018 Notes	14,249	17,540
Other liabilities	6,734	6,079
Total noncurrent deferred tax liabilities	168,526	175,282
Net current deferred tax asset	23,476	35,318
Net noncurrent deferred tax liability	(111,353)	(102,421)
Net deferred tax liability	$(87,877)	$(67,103)

In 2014, noncurrent DTLs increased $0.5 million, related to the Scoot acquisition, consisting of $0.6 million recorded at the purchase date, offset by $0.1 million associated with foreign currency translation adjustments during 2014 recorded in AOCI.
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

The valuation allowance increased by $25.2 million and $14.5 million, during the years ended December 31, 2014 and 2013, respectively. The change in valuation allowance for 2014 includes a net increase of $11.2 million related to the Scoot acquisition, consisting of $11.6 million recorded at the purchase date, an increase of $0.9 million related to foreign currency translation adjustments and a $0.5 million decrease related to activity subsequent to the purchase date. The change in valuation allowance for 2013 includes a decrease of $18.4 million that was recorded as an adjustment to APIC.
The change in valuation allowance in 2012 of $38.4 million includes $3.1 million associated with the deferred tax effect of the final purchase accounting adjustments from the Network Solutions acquisition. The Company’s net DTL of $46.2 million at December 31, 2012, consists of non-reversing DTLs and net foreign DTLs.
The valuation allowance at December 31, 2014 of $93.5 million relates to the portion of U.S. federal, state and foreign NOLs and tax credit carry forwards that are not more likely than not to be realized based on the expected reversals of our DTLs within the applicable carry forward periods and existing Section 382 limitations.
The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following for the years ended December 31:

	2014	2013	2012
U.S. statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes (net of federal tax benefit)	0.3	(7.8)	(5.3)
Stock-based compensation	17.5	1.7	0.6
Change in valuation allowance	159.2	74.3	27.6
Prior year adjustments	0.1	1.7	0.2
Transaction costs	6.9	—	—
Non-deductible compensation costs	10.7	3.1	0.4
Change in tax rate	3.9	9.4	(1.5)
Unremitted foreign earnings and profits	3.5	(0.7)	0.2
Other	1	0.4	(0.2)
Income tax expense (benefit)	237.1%	48.1%	(12.0)%

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company is subject to audit by the IRS and various states generally for all years since inception. The Company is subject to audit in Canada generally for four years and the United Kingdom, related to Scoot since its inception. The IRS commenced an examination of the Company's U.S. income tax return for the fiscal year 2011 in the third quarter of 2013 that is expected to be completed in 2015 without any material impact on the consolidated financial statements. The Company anticipates it is reasonably possible that unrecognized tax benefits will decrease by $0.2 million over the next 12 months due to the expiration applicable statute of limitations.
The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2011	$1,749
Additions in unrecognized tax benefits – prior year tax positions	697
Additions in unrecognized tax benefits – current year tax positions	24
Foreign exchange gains and losses	6
Balance at December 31, 2012	$2,476
Additions in unrecognized tax benefits – prior year tax positions	337
Additions in unrecognized tax benefits – current year tax positions	287
Balance at December 31, 2013	$3,100
Additions in unrecognized tax benefits – prior year tax positions	31
Additions in unrecognized tax benefits – current year tax positions	300
Balance at December 31, 2014	$3,431

As of December 31, 2014 and 2013, the Company had $0.7 million of total unrecognized tax benefits, which could favorably affect the effective rate. In addition, the Company recorded $57 thousand, $74 thousand, and $58 thousand during 2014, 2013, and 2012, respectively, of accrued interest and penalties on the unrecognized tax benefits. The total amount of accrued interest and penalties as of December 31, 2014 and December 31, 2013, was $356 thousand and $299 thousand, respectively.
The Company’s undistributed foreign earnings of $2.4 million as of December 31, 2014 related to its Canadian subsidiary, Web.com Canada, Inc., and its Argentine subsidiary, NCIT S.R.L., are considered to be indefinitely reinvested into these foreign jurisdictions. Accordingly, the Company has not provided deferred taxes on these earnings. If these earnings were repatriated, the incremental US tax liability would not be material given the Company’s current US tax position and related valuation allowance.
16. Employee Savings Plans
The Company has a qualifying defined contribution 401(k) plan under the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company recorded contribution expense of $1.0 million, $1.0 million and $0.8 million for 2014, 2013, and 2012, respectively.
Effective July 1, 2012, the Company established an unfunded deferred compensation defined contribution plan for key management and highly compensated employees. The purpose of the plan is to provide a select group of employees who contribute significantly to the future business success of the Company with supplemental retirement income benefits through the deferral of base salary and other compensation and through additional discretionary company matching contributions. Deferral elections are made at the discretion of the employee and would be an amount or percentage of the employee’s compensation. Each plan year, the Company may, but need not, make a matching contribution to the plan on behalf of the participant. In addition, matching contributions need not be uniform among participants. The Company recorded contribution expense of $57 thousand, $49 thousand, and $56 thousand for the years ended December 31, 2014, 2013, and 2012 respectively.
Also, effective July 1, 2012, the Company established an unfunded supplemental retirement defined contribution plan for key management. The purpose of the plan is to provide a select group of management or highly compensated employees who contribute significantly to the future business of the company with supplemental retirement income through discretionary company contributions. Each plan year, the Company may, but is not required to, make a discretionary contribution to the plan on behalf of a participant. The Company is under no obligation to make a contribution for the plan year and contributions need not be uniform among participants. The Company recorded contribution expense of $0.7 million, and $0.6 million for the years ended December 31, 2013, and 2012, respectively. No contributions were made for the year ended December 31, 2014.
17. Contingencies
The Federal Trade Commission ("FTC") is investigating the methods by which Network Solutions has marketed its domain name and web hosting services to customers.  We have cooperated with the FTC investigation, including responding to an FTC Civil Investigative Demand and to additional FTC information requests. We have also negotiated a consent agreement with the FTC staff that would resolve the investigation, and restrict our future web hosting marketing practices but would not require any changes in current practices, and would not impose any monetary penalties or require other payments. There can be no assurance that the consent agreement will be accepted by the FTC Commissioners, and so it is possible that the FTC investigation could conclude with a variety of outcomes, including the closing of the inquiry with no action, an order regarding our marketing practices, or a payment to the government or to customers.

On February 20, 2015, the lawsuit in U.S. District Court for the Southern District of California (Tammy Hussin, et al. v. Web.com Group, Inc.) was dismissed pursuant to a settlement agreement between the parties, the terms of which are confidential.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were reasonably possible or estimable at December 31, 2014.

18. Quarterly Results for 2014 and 2013 (Unaudited, in thousands, except per share amounts):

		Quarter Ended
		March 31		June 30	September 30		December 31	Total Year
2014
	Revenue	$133,843		$138,176	$137,407		$134,511	$543,937
	Gross profit	$87,257		$89,577	$89,482		$85,843	$352,159
	Operating income	$9,545		$10,352	$9,261		$8,505	$37,663
	Net income (loss)	$490		$(794)	$(3,419)	(1)	$(8,735)	$(12,458)
	Basic EPS	$0.01		$(0.02)	$(0.07)		$(0.17)	$(0.24)
	Diluted EPS	$0.01		$(0.02)	$(0.07)		$(0.17)	$(0.24)
2013
	Revenue	$115,546		$120,448	$125,197		$131,124	$492,315
	Gross profit	$72,906		$77,569	$82,505		$87,588	$320,568
	Operating (loss) income	$(2,490)		$1,913	$4,457		$6,361	$10,241
	Net loss	$(46,503)	(2)	$(9,744)	$(5,988)	(3)	$(3,429)	$(65,664)
	Basic EPS	$(0.97)		$(0.20)	$(0.12)		$(0.07)	$(1.34)
	Diluted EPS	$(0.97)		$(0.20)	$(0.12)		$(0.07)	$(1.34)

(1)
Included in the quarter ended September 30, 2014 is a $1.8 million loss on debt extinguishment. The Company terminated the Predecessor Credit Agreement and entered into a five -year $200 million secured term loan facility and a five -year secured revolving credit facility that provides up to $150 million of revolving loans. The Company used the proceeds of the Term Loan and initially borrowed $109 million of loans under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses.

(2)
Included in the quarter ended March 31, 2013 is a $19.5 million loss on debt extinguishment. The Company repriced its First Lien Term Loan and increased the outstanding balance to $660.0 million. In addition, the Company increased the maximum amount of available borrowings under the Revolving Credit Facility to $70 million. The proceeds received from the additional First Lien Term Loan were used to extinguish the Second Lien Term Loan's outstanding balance of $32.0 million. The net proceeds were used to pay down the First Lien Term Loan and the Revolving Credit Facility.

(3)
Included in the quarter ended September 30, 2013 is a $1.1 million loss on debt extinguishment. In August 2013, the Company issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018.

19. Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	December 31, 2014	December 31, 2013
Foreign currency translation adjustments	$(1,395)	$—
Unrealized gains on investments	2	20
Total accumulated other comprehensive (loss) income	$(1,393)	$20

20. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani most recently served as President, Chief Executive Officer and Director of Conversant, a personalized digital marketing platform, which was sold to AllianceData in December 2014. Mr. Giuliani joined Conversant after the acquisition of Dotomi, a dynamic display ad optimization company, where he had served as Chief Executive Officer. During the year ended December 31, 2014, the Company purchased online advertising solutions from Dotomi and Conversant. The Company incurred $0.7 million and $2.0 million of expense related to services provided by Dotomi and Conversant, respectively, during the year ended December 31, 2014.
The Company outsources data center services to Quality Technology Services LLC (“QTS”). Prior to May 2014, General Atlantic LLC was one of the Company’s greater than 5 percent shareholders, and had approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. Effective May 2014, General Atlantic no longer held common shares greater than 5 percent of the total outstanding common shares and the affiliated board member has departed the Company's Board of Directors. From January through May 2014, the Company incurred approximately $0.6 million in expense related to QTS. The Company incurred approximately $1.4 million and $0.9 million of expense for data center services during the years ended December 31, 2013 and 2012, respectively.
The Company outsourced telesales and marketing expenses to Red Ventures LLC ("Red Ventures"). General Atlantic LLC was one of the Company's greater than 5 percent shareholders, and also had a 25 percent ownership interest in Red Ventures. The Company incurred approximately $18.0 million of expense for sales and marketing services provided by Red Ventures during the year ended December 31, 2012. Effective September 30, 2012, the Company elected to terminate its agreement with Red Ventures and transfer responsibility for Telesales operations from Red Ventures to Network Solutions. The Company incurred a transition buy-out fee of $1.5 million which was recorded as a restructuring charge in the Consolidated Statement of Comprehensive Loss for the year ended December 31, 2012.
2. Financial Statement Schedules
The information required by Schedule II, Valuation and Qualifying Accounts, is included in the Consolidated Financial Statements. All other financial statement schedules are not applicable.
3. Exhibits.
INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among the Company, Augusta Acquisition Sub, Inc., and Web.com, Inc. (1)
2.2	Purchase Agreement among the Company, Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (2)
2.3	Purchase Agreement among Web.com Group, Inc., Net Sol Holdings LLC and GA-Net Sol Parent, LLC, dated August 3, 2011. (3)
3.1	Amended and Restated Certificate of Incorporation of the Web.com Group, Inc. (4)
3.2	Amended and Restated Bylaws of Web.com, Group, Inc. (5)
3.3	Certificate of Ownership and Merger of Registration (6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (6)

4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (7)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (7)
10.1	1999 Equity Incentive Plan and forms of related agreements. (4)†
10.2	2005 Equity Incentive Plan and forms of related agreements. (4)†
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements. (4)†
10.4	2005 Employee Stock Purchase Plan. (4)†
10.5	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors. (4)
10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Web.com Group, Inc. 2008 Equity Incentive Plan. (5)†
10.7	Executive Severance Benefit Plan (8)†
10.8	2008 Equity Incentive Plan. (9)†
10.9	2008 Equity Incentive Plan forms of related agreements. (10) †
10.10	2009 Inducement Award Plan and form of related Option Grant Notice. (11)†
10.11	2010 Inducement Award Plan and related agreements. (12)†
10.12	2011 Inducement Award Plan. (13)†
10.13	Company Supplemental Executive Retirement Plan. (14)†
10.14	Company Non-Qualified Deferred Compensation Plan. (14)†
10.15	Trust Agreement between the Company and Reliance Trust Company. (14)†
10.16	Amended and Restated Employment Agreement between the Company and David L. Brown. (15)†
10.17	Amended and Restated Employment Agreement between the Company and Kevin M. Carney. (15)†
10.18	Amendment to Employment Arrangement with Jason Teichman. (16)†
10.19	Compensatory Arrangements of certain officers. (17)†
10.20	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (18)
10.21	Amended and Restated First Lien Credit Agreement, dated March 6, 2013. (19)
10.22	Web.com Group, Inc. 2014 Equity Incentive Plan. (20)
10.23
Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A. and SunTrust Bank., as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (21)

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (22)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 1, 2013.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

(21)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on September 10, 2014, and incorporated herein by reference.

(22)
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

Web.com Group, Inc.
(Registrant)

February 27, 2015	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 27, 2015:

Name	Title
/s/ David L. Brown	Chairman, President, Chief Executive Officer (Principal Executive Officer)
David L. Brown
/s/ Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Carney
/s/ Timothy I. Maudlin	Lead Director
Timothy I. Maudlin
/s/ Timothy P. Cost	Director
Timothy P. Cost
/s/ Hugh M. Durden	Director
Hugh M. Durden
/s/ Philip J. Facchina	Director
Philip J. Facchina
Director
John Giuliani
/s/ Robert S. McCoy, Jr.	Director
Robert S. McCoy, Jr.
/s/ Deborah H. Quazzo	Director
Deborah H. Quazzo
Director
Richard E. Rudman

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among the Company, Augusta Acquisition Sub, Inc., and Web.com, Inc. (1)
2.2	Purchase Agreement among the Company, Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (2)
2.3	Purchase Agreement among Web.com Group, Inc., Net Sol Holdings LLC and GA-Net Sol Parent, LLC, dated August 3, 2011. (3)
3.1	Amended and Restated Certificate of Incorporation of the Web.com Group, Inc. (4)
3.2	Amended and Restated Bylaws of Web.com, Group, Inc. (5)
3.3	Certificate of Ownership and Merger of Registration (6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (6)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (7)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (7)
10.1	1999 Equity Incentive Plan and forms of related agreements. (4)†
10.2	2005 Equity Incentive Plan and forms of related agreements. (4)†
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements. (4)†
10.4	2005 Employee Stock Purchase Plan. (4)†
10.5	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors. (4)
10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Web.com Group, Inc. 2008 Equity Incentive Plan. (5)†
10.7	Executive Severance Benefit Plan (8)†
10.8	2008 Equity Incentive Plan. (9)†
10.9	2008 Equity Incentive Plan forms of related agreements. (10) †
10.10	2009 Inducement Award Plan and form of related Option Grant Notice. (11)†
10.11	2010 Inducement Award Plan and related agreements. (12)†
10.12	2011 Inducement Award Plan. (13)†
10.13	Company Supplemental Executive Retirement Plan. (14)†
10.14	Company Non-Qualified Deferred Compensation Plan. (14)†
10.15	Trust Agreement between the Company and Reliance Trust Company. (14)†
10.16	Amended and Restated Employment Agreement between the Company and David L. Brown. (15)†
10.17	Amended and Restated Employment Agreement between the Company and Kevin M. Carney. (15)†
10.18	Amendment to Employment Arrangement with Jason Teichman. (16)†
10.19	Compensatory Arrangements of certain officers. (17)†
10.20	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (18)
10.21	Amended and Restated First Lien Credit Agreement, dated March 6, 2013. (19)
10.22	Web.com Group, Inc. 2014 Equity Incentive Plan. (20)
10.23
Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A. and SunTrust Bank., as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (21)

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (22)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 1, 2013.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

(21)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on September 10, 2014, and incorporated herein by reference.

(22)
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