Form 10-Q
period 2015-03-31
WEB.COM GROUP, INC.
filed 2015-05-01
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Common Stock, par value $0.001 per share, outstanding as of April 27, 2015: 51,568,335

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$132,600	$133,843

Cost of Revenue	48,702	46,586

Gross profit	83,898	87,257
Operating expenses:
Sales and marketing	35,679	37,533
Technology and development	5,802	7,198
General and administrative	17,211	13,742
Restructuring expense	313	—
Depreciation and amortization	13,744	19,239
Total operating expenses	72,749	77,712
Income from operations	11,149	9,545

Interest expense, net	(5,249)	(7,492)
Net income before income taxes	5,900	2,053
Income tax expense	(3,561)	(1,563)
Net income	$2,339	$490
Other comprehensive (loss) income:
Foreign currency translation adjustments	(708)	—
Unrealized gain (loss) on investments, net of tax	5	(2)
Total comprehensive income	$1,636	$488

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended March 31,
	2015	2014
Basic earnings per share:
Net income per common share	$0.05	$0.01
Diluted earnings per share:
Net income per common share	$0.04	$0.01

Basic weighted average common shares	50,872	50,334
Diluted weighted average common shares	52,492	54,583

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,726	$22,485
Accounts receivable, net of allowance of $1,802 and $1,705, respectively	17,157	16,932
Prepaid expenses	11,061	10,550
Deferred expenses	65,902	62,818
Deferred taxes	23,210	23,750
Other current assets	4,897	5,012
Total current assets	138,953	141,547

Property and equipment, net	43,639	44,000
Deferred expenses	52,098	50,901
Goodwill	639,188	639,564
Intangible assets, net	347,567	357,819
Other assets	4,741	4,575
Total assets	$1,226,186	$1,238,406

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,157	$9,940
Accrued expenses	15,932	14,937
Accrued compensation and benefits	5,756	5,997
Deferred revenue	223,699	217,394
Current portion of debt	7,440	6,197
Other liabilities	5,332	5,069
Total current liabilities	265,316	259,534

Deferred revenue	189,747	185,338
Long-term debt	485,092	501,085
Deferred tax liabilities	114,228	111,503
Other long-term liabilities	7,128	6,856
Total liabilities	1,061,511	1,064,316
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 51,686,088 and 52,108,719 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	52	52
Additional paid-in capital	554,096	552,991
Treasury stock at cost, 1,088,447 shares as of March 31, 2015, and 395,395 shares as of December 31, 2014	(19,131)	(6,975)
Accumulated other comprehensive loss	(2,096)	(1,393)
Accumulated deficit	(368,246)	(370,585)
Total stockholders' equity	164,675	174,090
Total liabilities and stockholders' equity	$1,226,186	$1,238,406
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$2,339	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,744	19,239
Stock based compensation	5,047	4,504
Deferred income taxes	3,280	1,411
Amortization of debt issuance costs and other	2,796	2,719
Changes in operating assets and liabilities:
Accounts receivable, net	(255)	(3,173)
Prepaid expenses and other assets	(615)	(4,085)
Deferred expenses	(4,281)	(941)
Accounts payable	(2,882)	(3,706)
Accrued expenses and other liabilities	2,015	(795)
Accrued compensation and benefits	(66)	(8,243)
Accrued restructuring costs and other reserves	—	(1,139)
Deferred revenue	10,801	12,325
Net cash provided by operating activities	31,923	18,606
Cash flows from investing activities
Business acquisitions, net of cash acquired	(475)	(7,437)
Capital expenditures	(3,604)	(2,921)
Net cash used in investing activities	(4,079)	(10,358)
Cash flows from financing activities
Stock issuance costs	(24)	(24)
Common stock repurchased	(2,261)	(4,956)
Payments of long-term debt	(17,500)	(15,000)
Proceeds from exercise of stock options	1,971	4,154
Proceeds from borrowings on revolving credit facility	—	9,000
Common stock purchases under stock repurchase plan	(15,786)	—
Net cash used in financing activities	(33,600)	(6,826)

Effect of exchange rate changes on cash	(3)	—

Net (decrease) increase in cash and cash equivalents	(5,759)	1,422
Cash and cash equivalents, beginning of period	22,485	13,806
Cash and cash equivalents, end of period	$16,726	$15,228
Supplemental cash flow information
Interest paid	$3,108	$5,526
Income tax paid	$482	$191
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

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2015, the consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, the consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2015, the Company’s results of operations for the three months ended March 31, 2015 and 2014, and the cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on February 27, 2015, and any subsequently filed current reports on Form 8-K.

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

Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2015. The new standard is not expected to have a material effect on the Company's consolidated financial statements and footnote disclosures.
In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.
In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). This accounting standard will be effective for the Company beginning in its first quarter of 2018, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating and has not determined the impact of ASU 2014-09 on its consolidated financial statements.
2. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of intangible assets, including trade names, customer relationships and developed technology. The activities of the acquired business include daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The Company paid $7.4 million for this business during the first quarter of 2014. The Company also recorded a $0.5 million holdback liability, and such amount was paid to KeyDrive S. A. during the three months ended March 31, 2015.
The Company has accounted for the acquisition of the SnapNames Business using the acquisition method as required in Accounting Standards Codification 805, Business Combinations ("ASC 805"). As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is expected to be deductible for tax purposes.
Acquisition of Scoot
On July 31, 2014, the Company completed the acquisition of 100% of the equity interests in Touch Local Limited (“Scoot”), the operator of an online business directory network in the United Kingdom, pursuant to that certain Purchase Agreement dated July 31, 2014 by and among Web.com Group, Inc., Balderton Capital III, LP, Mark Livingstone and Gary Dannatt.  The Company believes that the acquisition further enhances its position as a leading provider of online marketing and web services to small businesses and positions its local expansion in the United Kingdom. Consideration for the acquisition included $11.9 million, which is net of cash acquired, $11.0 million of which was paid to the sellers in July 2014 and $0.9 million of which is held in an escrow account to be released in July 2015, subject to certain working capital and indemnity adjustments. The Company also recorded a $0.9 million holdback liability that may be paid in July 2015. In addition, the Company issued an aggregate of 213,200 shares of Web.com common stock, with an aggregate acquisition date value of $5.7 million, to the sellers. Finally, $0.3 million of accounts receivable due from Scoot was forgiven by the Company, for total consideration of $18.7 million.

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

3. Net Income Per Common Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.

During the first quarter of 2015, the Company issued an equity award with performance, service and market conditions.
When the performance and market conditions are satisfied, the Company will include the impact of the potential issuance of the underlying shares in our diluted weighted average common shares. These awards will be included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of March 31, 2015, neither of these conditions have been met, therefore no incremental common shares from this award have been included. See Note 10, Stock-Based Compensation, for additional information on this award.

As of March 31, 2015 and 2014, 2.3 million and 0.5 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including these securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three months ended March 31, 2015.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Net income	$2,339	$490

Basic weighted average common shares	50,872	50,334
Diluted effect of stock options	1,354	3,546
Diluted effect of restricted shares	266	703
Dilutive effect of performance shares	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—
Diluted weighted average common shares	52,492	54,583
Basic earnings per share:
Net income per common share	$0.05	$0.01
Diluted earnings per share:
Net income per common share	$0.04	$0.01

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2014, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during three months ended March 31, 2015.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively (in thousands):

	March 31, 2015	December 31, 2014
Goodwill balance at beginning of period	$741,858	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,564	627,845
Goodwill acquired during the period-SnapNames (1)	—	3,578
Goodwill acquired during the period-Scoot (1)	11	8,824
Foreign currency translation adjustments (2)	(387)	(683)
Goodwill balance at end of period, net *	$639,188	$639,564

* Gross goodwill balances were $741.5 million as of March 31, 2015 and $741.9 million as of December 31, 2014. These include accumulated impairment losses of $102.3 million.
(1) The increases of $3.6 million and $8.8 million for the year ended December 31, 2014 are from the SnapNames and Scoot acquisitions, respectively. See Note 2, Business Combinations, for additional information.
(2) The foreign currency translation adjustment is from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$132,242	$—	$132,242
Definite-lived intangible assets:
Customer relationships	375,179	(196,757)	178,422	8.3
Developed technology	107,580	(72,258)	35,322	2.6
Other	6,038	(4,457)	1,581	3.1
Total *	$621,039	$(273,472)	$347,567

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.4 million as of March 31, 2015.

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$132,368	$—	$132,368
Definite-lived intangible assets:
Customer relationships	289,883	(105,685)	184,198	8.5
Developed technology	193,137	(153,681)	39,456	2.8
Non-compete agreements and other	6,134	(4,337)	1,797	3.3
Total *	$621,522	$(263,703)	$357,819

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.8 million as of December 31, 2014.

The weighted-average amortization period for the amortizable intangible assets remaining as of March 31, 2015, is approximately 7.3 years. Total amortization expense was $9.8 million and $16.2 million for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, the amortization expense for the remainder of the year ended December 31, 2015, and the next four years and thereafter is as follows (in thousands):

2015 (remainder of year)	$29,421
2016	37,278
2017	27,739
2018	25,045
2019	21,641
2020	19,427
Thereafter	54,774
Total	$215,325

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President and Chief Executive Officer of Conversant, a personalized digital marketing platform, which was sold to AllianceData in December 2014. Mr. Giuliani joined Conversant after the acquisition of Dotomi, a dynamic display ad optimization company, where he had served as Chief Executive Officer. During the year ended December 31, 2014, the Company purchased online advertising solutions from Dotomi and Conversant. The Company did not incur any expenses related to services provided by Dotomi during the three months ended March 31, 2015. The Company incurred $0.2 million of expense related to services provided by Conversant during the three months ended March 31, 2015.
The Company outsources data center services to Quality Technology Services LLC (“QTS”). Prior to May 2014, General Atlantic LLC was one of the Company’s greater than 5 percent shareholders, and had approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. Effective May 2014, General Atlantic no longer held common shares greater than 5 percent of the total outstanding common shares and the affiliated board member has departed the Company's Board of Directors. The Company incurred approximately $0.4 million of expense for data center services during the three months ended March 31, 2014.
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

As of March 31, 2015 and December 31, 2014, the carrying value of the debt and equity component was $220.4 million and $47.8 million and $217.8 million and $47.8 million, respectively. The unamortized debt discount of $38.4 million as of March 31, 2015 will be amortized over the remaining life of 3.4 years using the effective interest method.

Credit Agreements

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

The Company used the proceeds of the Term Loan and initially borrowed $109.0 million of loans under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses. In connection with the repayment, the Company terminated the Predecessor Credit Agreement.
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
The refinancing was partially accounted for as debt extinguishment in accordance with ASC 470, Debt, with the remaining amounts not considered extinguished, treated as a modification of the existing credit agreement. As a result of the extinguishment, the Company recorded a $1.8 million loss for the portion of the debt that was extinguished from accelerating unamortized deferred financing fees and loan origination discounts during the third quarter ended September 30, 2014. Approximately $3.7 million of additional loan origination discounts and deferred financing fees were capitalized in 2014 in connection with the refinancing.
The Company has $70.3 million of available borrowings under the Revolving Credit Facility as of March 31, 2015.
Outstanding long-term debt and the interest rates in effect at March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving Credit Facility maturing 2019, 2.42%, based on LIBOR plus 2.25%, less unamortized discount of $1,507 at March 31, 2015	$76,243	$92,409
Term Loan due 2019, 2.42%, based on LIBOR plus 2.25%, less unamortized discount of $1,589 at March 31, 2015, effective rate of 2.64%	195,911	197,052
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $38,372 at March 31, 2015 effective rate of 5.88%	220,378	217,821
Total Outstanding Debt	492,532	507,282
Less: Current Portion of Long-Term Debt	(7,440)	(6,197)
Long-Term Portion	$485,092	$501,085

Debt discount and issuance costs

The Company recorded $2.8 million and $2.7 million of expense from amortizing debt issuance and discount costs during the three months ended March 31, 2015 and 2014, respectively.

Total estimated principal payments due for the next five years as of March 31, 2015 are as follows:

Year 1	$7,500
Year 2	12,500
Year 3	17,500
Year 4	278,750
Year 5	217,750
Total principal payments	$534,000

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency translation adjustments	$(2,103)	$(1,395)
Unrealized gains on investments	7	2
Total accumulated other comprehensive loss	$(2,096)	$(1,393)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of March 31, 2015 and December 31, 2014 due to the short maturity of these items. As of March 31, 2015, the fair value and carrying value of the Company’s 2018 Notes totaled $239.0 million and $220.4 million, respectively. As of December 31, 2014, the fair value and carrying value of the Company's 2018 Notes totaled term debt was $237.7 million and $217.8 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan entered into in September 2014 are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of March 31, 2015 and December 31, 2014.

9. Income Taxes

The Company recorded income tax expense of $3.6 million and $1.6 million during the three months ended March 31, 2015 and 2014, respectively, based on its estimated annual effective tax rates for each year. The Company's estimated annual effective tax rate for 2014 and 2015 reflects a net increase in its projected year-end valuation allowance related to an increase in its non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for each year.

10. Stock-Based Compensation

In March 2014, the Company's Board of Directors adopted, and in May 2014 stockholders approved, the 2014 Equity Incentive Plan (the "2014 Plan"). The Plan is the successor and continuation of our prior incentive plans; and no additional common stock awards have been granted under the prior incentive plans since the adoption of the 2014 Plan. The 2014 Plan provides for the issuances of incentive stock options, nonstatutory stock options, restricted stock awards and units and other stock awards. The terms and conditions surrounding the granting and vesting of these awards are generally consistent with the prior incentive plans.

Performance Shares
During the first quarter of 2015, the Compensation Committee of the Board of Directors approved a performance share equity award. The targeted number of shares under a 100 percent payout scenario are 0.2 million common shares over the 3 years vesting period, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted based upon the over achievement or under achievement of the financial measures for the annual performance period. In addition, the number of shares that are earned may also be adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
The award contains a performance condition as defined in ASC 718, Share-Based Payment, and as such, the attainment of the conditions are assessed by the Company at each reporting period. The compensation expense is adjusted to reflect the probability of attainment of each performance condition and the requisite service provided through the reporting period end.
The award also contains a market condition as defined in ASC 718, and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period, subject to the above performance condition being probable of being met.
Stock Options

Compensation costs related to the Company’s stock option plans were $3.0 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, 0.2 million and 0.4 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended March 31, 2015 and 2014, was approximately $2.1 million and $1.7 million, respectively. During the three months ended March 31, 2015 and 2014, approximately 0.1 million shares and 0.2 million shares totaling approximately $2.3 million and $5.0 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended March 31, 2015 and 2014, 0.4 million and 0.3 million restricted common shares were granted, respectively.

11. Commitments and Contingencies

Standby Letters of Credit
The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $2.7 million in standby letters of credit as of March 31, 2015, $2.0 million of which were issued under the Revolving Credit Facility.

Legal Proceedings

The Federal Trade Commission ("FTC") has investigated the methods by which Network Solutions has marketed its domain name and web hosting services to customers and has accepted for public comment a consent agreement resolving the investigation that would restrict certain of our future web hosting marketing practices, but would not require any changes in current practices, and would not impose any monetary penalties or require other payments.  The consent order is subject to public comment for thirty days, after which the FTC will decide whether to make it final.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were reasonably possible or estimable at March 31, 2015.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $5.1 million and $7.4 million for the three months ended March 31, 2015 and 2014, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses are expected to remain flat as a percentage of total revenue during the remainder of 2015.

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are expected to remain relatively flat as a percentage of revenue during the remainder of 2015.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects. Amortization expense is expected to decrease as certain intangible assets became fully amortized in the fourth quarter of 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

Results of Operations

Comparison of the results for the three months ended March 31, 2015 to the results for the three months ended March 31, 2014

The following table sets forth our key business metrics:

	Three months ended March 31,
	2015	2014
	(unaudited)
Net subscriber additions	18,658	50,618
Churn	1%	1%
Average revenue per user (monthly)	$13.75	$14.75

Net subscribers increased by 18,658 customers during the three months ended March 31, 2015, as compared to an increase of 50,618 during the three months ended March 31, 2014. Churn remained at a low level of 1% during the three months ended March 31, 2015. The increase in customers and the maintenance of our low churn level is primarily due to marketing efforts in prior periods, as well as during the first quarter ended March 31, 2015.

The average revenue per user was $13.75 during the three months ended March 31, 2015, down from $14.75 generated during the same prior year period ended March 31, 2014.

Revenue

	Three months ended March 31,
	2015	2014
	(unaudited, in thousands)
Revenue:
Subscription	$130,461	$131,784
Professional services and other	2,139	2,059
Total revenue	$132,600	$133,843

Total revenue decreased 1% to $132.6 million in the three months ended March 31, 2015 down from $133.8 million in the three months ended March 31, 2014. Total revenue during the three months ended March 31, 2015 and 2014, includes the unfavorable impact of $5.1 million and $7.4 million, respectively, from amortizing into revenue deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. Overall, the unfavorable impact declined $2.3 million during the three months ended March 31, 2015, compared to the same prior period. The remaining $3.5 million decrease in revenue during the three months ended March 31, 2015, is driven principally by lower advertising and hosting revenue partly offset by an increase in sales of our subscription-based custom website and online marketing products. In addition, 2014 acquisitions of SnapNames and Scoot contributed to the increased revenues during the three months ended March 31, 2015 when compared to the same prior year period. See Note 2, Business Combinations, for more information.

Subscription Revenue. Subscription revenue decreased 1% during the three months ended March 31, 2015, to $130.5 million down from $131.8 million during the three months ended March 31, 2014. The decrease is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue remained essentially flat at $2.1 million in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

Cost of Revenue

	Three months ended March 31,
	2015	2014
	(unaudited, in thousands)
Cost of revenue	$48,702	$46,586

Cost of Revenue. Cost of revenue increased 5% or $2.1 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The overall cost increase during the three months ended March 31, 2015 compared to the same prior year period was due primarily to the acquisitions of SnapNames and Scoot that were completed in February 2014 and July 2014, respectively. The increases include $0.7 million of higher salaries and benefits and $0.6 million of higher partner commissions. In addition, there was $0.3 million of higher security-related service costs during the three months ended March 31, 2015 when compared to the same prior year period.

Our gross margin decreased slightly from 65% during the three months ended March 31, 2014, to 63% during the three months ended March 31, 2015. Excluding the $5.1 million and $7.4 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended March 31, 2015 and 2014, respectively, the gross margin also decreased to 65% for the three months ended March 31, 2015 from 67% for the three months ended March 31, 2014.

Operating Expenses

	Three months ended March 31,
	2015	2014
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$35,679	$37,533
Technology and development	5,802	7,198
General and administrative	17,211	13,742
Restructuring expense	313	—
Depreciation and amortization	13,744	19,239
Total operating expenses	$72,749	$77,712

Sales and Marketing Expenses. Sales and marketing expenses decreased 5% to $35.7 million and were 27% of total revenue during the three months ended March 31, 2015, down from $37.5 million, which was 28% of revenue during the three months ended March 31, 2014. Included in the $1.9 million decrease is approximately $3.3 million of lower online marketing and direct response television advertising costs, partly offset by a $1.5 million increase in salaries and benefits from the Scoot and SnapNames acquisitions.

Technology and Development Expenses. Technology and development expenses of $5.8 million, or 4% of total revenue, declined by $1.4 million during the three months ended March 31, 2015, from $7.2 million, or 5% of total revenue during the three months ended March 31, 2014. The decline was primarily from $1.0 million of lower salaries and benefits from a higher volume of capitalized software projects that were internally developed and $0.6 million of lower third party data center and software support costs resulting from the centralization of data centers.

General and Administrative Expenses. General and administrative expenses increased $3.5 million to $17.2 million, or 13% of total revenue, during the three months ended March 31, 2015, as compared to $13.7 million, or 10% of total revenue during the three months ended March 31, 2014. Overall, during the three months ended March 31, 2015, legal, accounting and corporate development expenses were up a total of $1.7 million when compared to the same prior year period. Data service costs increased $0.7 million during the first quarter of 2015 compared to the first quarter of 2014. In addition, bad debt expense increased about $0.5 million during the three months ended March 31, 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense of $13.7 million during the three months ended March 31, 2015 decreased $5.5 million when compared to the three months ended March 31, 2014. Amortization expense decreased by $6.4 million during the three months ended March 31, 2015, as certain intangible assets primarily from the 2011 acquisition of Network Solutions became fully amortized in the fourth quarter 2014. Depreciation expense increased $0.9 million primarily from an increased volume of internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $5.2 million and $7.5 million for the three months ended March 31, 2015 and 2014, respectively. Included in the interest expense for the three months ended March 31, 2015 and 2014, respectively, is $2.8 million and $2.7 million of deferred financing fee and loan origination discount amortization. Excluding the impact of amortizing deferred financing fees and loan origination discounts, interest expense decreased $2.4 million during the first quarter ended March 31, 2015, compared to the first quarter of 2014, from realizing lower interest rates from the September 2014 refinance and from lower debt levels due to repayments made.

Income Tax Expense. We recorded income tax expense of $3.6 million and $1.6 million during the three months ended March 31, 2015 and 2014, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2014 and 2015 reflects a net increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, and reduced by our forecasted pre-tax income for each year.

Outlook. We continue to believe that we have the potential for additional revenue growth during the remainder of 2015 as we made significant progress in addressing the issues that have been impacting our DIY and DIFM website and online marketing offerings during the second half of 2014. In 2015, we have started our plan to further differentiate our DIY offerings with a modified approach to the market, which is called "Do-It-With-Me" which will provide our DIY customers with an opportunity to speak and work with us via chat, email or telephone while they are building their websites. In addition, we continue to work with our partners to increase the level of high quality lead flow in the DIFM business channel.
As we look ahead we are confident we have identified issues impacting our business and have taken steps towards improved revenue growth as we move through 2015. We will continue to use strong cash flows to pay down debt, repurchase common stock and fund marketing investments.  As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease even further during 2015, we expect gross margins to improve.
Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	Three months ended March 31,
	2015	2014
	(unaudited, in thousands)
Net cash provided by operating activities	$31,923	$18,606
Net cash used in investing activities	(4,079)	(10,358)
Net cash used in financing activities	(33,600)	(6,826)
Effect of exchange rate changes on cash	(3)	—
Increase in cash and cash equivalents	$(5,759)	$1,422

Cash Flows

As of March 31, 2015, we had $16.7 million of cash and cash equivalents and $126.4 million in negative working capital, as compared to $22.5 million of cash and cash equivalents and $118.0 million in negative working capital as of December 31, 2014. The unfavorable change in working capital is primarily due to increases in deferred revenue, partly offset by an increase in prepaid and deferred expenses. The majority of the negative working capital is due to significant balances of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the three months ended March 31, 2015 increased $13.3 million from the three months ended March 31, 2014 primarily due to lower cash interest payments and favorable working capital requirements during the three months ended March 31, 2015. The working capital improvements are primarily driven from lower annual performance bonuses paid in the three months ended March 31, 2015 compared 2014 and from accounts receivable timing.

Net cash used in investing activities during the three months ended March 31, 2015 was $4.1 million, as compared to $10.4 million in the three months ended March 31, 2014. Capital expenditures during the quarter ended March 31, 2015 were slightly higher during the same prior year period primarily due to an increase in internally developed software efforts. The prior year first quarter ended included a $7.4 million payment for the acquisition of SnapNames.com, Inc. from KeyDrive S.A. in February 2014. During the three months ended March 31, 2015, the final working capital hold back was paid to KeyDrive S.A. and recorded an investing cash outflow. See Note 2, Business Combinations, for additional information surrounding the purchase.

Net cash used in financing activities reflects a $17.5 million reduction of outstanding debt as principal payments that were made during the three months ended March 31, 2015. During the three months ended March 31, 2015, common stock repurchases of 904 thousand shares totaling $15.8 million were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options decreased by $2.2 million to $2.0 million in the three months ended March 31, 2015 when compared to the same prior year period. Approximately $2.3 million and $5.0 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the three months ended March 31, 2015 and 2014, respectively.

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

Outstanding debt as of March 31, 2015 for purposes of the First Lien Net Leverage Ratio was approximately $258.5 million. The covenant calculations as of March 31, 2015 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of March 31, 2015	Ratio at March 31, 2015	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 2.75	1.84	0.91
Consolidated Interest Coverage Ratio	Greater than 2.00	7.56	5.56

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

The repurchases may be made periodically in a variety of ways including open market purchases at prevailing market prices, in privately negotiated transactions, or pursuant to a 10b5-1 plan implemented. See Item 2, Issuer Repurchases of Equity Securities, for additional information.

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

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. Web.com excludes from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, and stock-based compensation charges. Management believes that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

•
Non-GAAP Net Income and Non-GAAP Net Income Per Diluted Share. Web.com excludes from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax provision, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, amortization of debt discounts and fees, and stock-based compensation, and includes estimated cash income tax payments, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA. Web.com excludes from adjusted EBITDA depreciation expense, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, corporate development expenses and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

•
Free Cash Flow. Free cash flow is a non-GAAP financial measure that Web.com uses and defines as net cash provided by operating activities less capital expenditures. The Company considers free cash flow to be a liquidity measure which provides useful information to management and investors about the amount of cash generated by the business after the acquisition of property and equipment, which can then be used for investment opportunities.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Three months ended March 31,
	2015	2014
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$132,600	$133,843
Fair value adjustment to deferred revenue	5,093	7,391
Non-GAAP revenue	$137,693	$141,234

Reconciliation of GAAP net income to non-GAAP net income
GAAP net income	$2,339	$490
Amortization of intangibles	9,816	16,184
Stock based compensation	5,047	4,504
Income tax expense	3,561	1,563
Restructuring expense	313	—
Corporate development	597	40
Amortization of debt discounts and fees	2,798	2,718
Cash income tax expense	(267)	(132)
Fair value adjustment to deferred revenue	5,093	7,391
Fair value adjustment to deferred expense	191	301
Non-GAAP net income	$29,488	$33,059

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share	Three months ended March 31,
Diluted shares:	2015	2014
Basic weighted average common shares	50,872	50,334
Diluted stock options	1,354	3,546
Diluted restricted stock	266	703
Total diluted weighted average common shares	52,492	54,583

Reconciliation of GAAP diluted net income per share to non-GAAP diluted net income per share
Diluted GAAP net income per share	$0.04	$0.01
Amortization of intangibles	0.19	0.29
Stock based compensation	0.10	0.08
Income tax expense	0.07	0.03
Restructuring expense	0.01	—
Corporate development	0.01	—
Amortization of debt discounts and fees	0.05	0.05
Cash income tax expense	(0.01)	—
Fair value adjustment to deferred revenue	0.10	0.14
Fair value adjustment to deferred expense	—	0.01
Diluted Non-GAAP net income per share	$0.56	$0.61

	Three months ended March 31,
	2015	2014
Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$11,149	$9,545
Amortization of intangibles	9,816	16,184
Stock based compensation	5,047	4,504
Restructuring expense	313	—
Corporate development	597	40
Fair value adjustment to deferred revenue	5,093	7,391
Fair value adjustment to deferred expense	191	301
Non-GAAP operating income	$32,206	$37,965

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	8%	7%
Amortization of intangibles	7	11
Stock based compensation	4	3
Restructuring expense	—	—
Corporate development	—	—
Fair value adjustment to deferred revenue	4	6
Fair value adjustment to deferred expense	—	—
Non-GAAP operating margin	23%	27%

Reconciliation of GAAP operating income to adjusted EBITDA
GAAP operating income	$11,149	$9,545
Depreciation and amortization	13,744	19,239
Stock based compensation	5,047	4,504
Restructuring expense	313	—
Corporate development	597	40
Fair value adjustment to deferred revenue	5,093	7,391
Fair value adjustment to deferred expense	191	301
Adjusted EBITDA	$36,134	$41,020
Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the disclosure about market risk since the year ended December 31, 2014. For a full description of our disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk, in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

The Federal Trade Commission ("FTC") has investigated the methods by which Network Solutions has marketed its domain name and web hosting services to customers and has accepted for public comment a consent agreement resolving the investigation that would restrict certain of our future web hosting marketing practices, but would not require any changes in current practices, and would not impose any monetary penalties or require other payments.  The consent order is subject to public comment for thirty days, after which the FTC will decide whether to make it final.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were reasonably possible or estimable at March 31, 2015.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, are set forth below and are unchanged substantively at March 31, 2015.

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of March 31, 2015, we had $275.3 million aggregate principal amount of our Term Loan and Revolving Credit Facility (defined above in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
We were profitable for the three months ended March 31, 2015, but we were not profitable for the years ended December 31, 2014, 2013 and 2012 and we may not stay profitable in the future.
We were profitable for the three months ended March 31, 2015 but we were not profitable for the years ended December 31, 2014, 2013 and 2012, and may not be profitable in future years. As of March 31, 2015, we had an accumulated deficit of approximately $368.2 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Share repurchase activity during the three months ended March 31, 2015 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
January 1-January 31, 2015	157,383	$17.48	157,383	$86,463,340
February 1-February 28, 2015	359,293	$17.08	359,293	$80,327,535
March 1-March 31, 2015	387,318	$17.81	387,318	$73,428,819

Total	903,994	$17.46	903,994	$73,428,819

(*)
The share repurchases totaling $15.8 million in the three months ended March 31, 2015 were made under our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
10.1	Agreement by and among Web.com Group, Inc., Okumus Fund Management Ltd., Okumus Opportunistic Value Fund, Ltd., and Ahmet H. Okumus, dated February 6, 2015 (6)
10.2	Compensatory Arrangements of Certain Officers. (8)
10.3	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under Web.com Group, Inc. 2014 Equity Incentive Plan.
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL information is being furnished with this Form 10-Q, not filed
________________________

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 9, 2015 and incorporated herein by reference.

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

(8)	Filed as Item 5.02 to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

May 1, 2015	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
10.1	Agreement by and among Web.com Group, Inc., Okumus Fund Management Ltd., Okumus Opportunistic Value Fund, Ltd., and Ahmet H. Okumus, dated February 6, 2015. (6)
10.2	Compensatory Arrangements of Certain Officers. (8)
10.3	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under Web.com Group, Inc. 2014 Equity Incentive Plan.
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (7)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated by reference.

(6)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 9, 2015 and incorporated herein by reference.

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

(8)	Filed as Item 5.02 to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 12, 2015.

*                     The XBRL information is being furnished with this Form 10-Q, not filed.