Form 10-Q
period 2015-06-30
WEB.COM GROUP, INC.
filed 2015-07-31
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Common Stock, par value $0.001 per share, outstanding as of July 27, 2015: 51,211,379

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$135,719	$138,176	$268,319	$272,019

Cost of Revenue	47,102	48,599	95,804	95,185

Gross profit	88,617	89,577	172,515	176,834
Operating expenses:
Sales and marketing	35,680	36,710	71,359	74,243
Technology and development	5,858	7,691	11,660	14,889
General and administrative	18,273	15,031	35,484	28,772
Restructuring expense	22	—	335	—
Depreciation and amortization	13,849	19,793	27,593	39,032
Total operating expenses	73,682	79,225	146,431	156,936
Income from operations	14,935	10,352	26,084	19,898

Interest expense, net	(5,182)	(7,299)	(10,431)	(14,793)
Net income before income taxes	9,753	3,053	15,653	5,105
Income tax expense	(5,203)	(3,847)	(8,764)	(5,409)
Net income (loss)	$4,550	$(794)	$6,889	$(304)
Other comprehensive income (loss):
Foreign currency translation adjustments	797	—	90	—
Unrealized (loss) gain on investments, net of tax	(4)	4	1	2
Total comprehensive income (loss)	$5,343	$(790)	$6,980	$(302)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income (loss) per common share	$0.09	$(0.02)	$0.14	$(0.01)
Diluted earnings per share:
Net income (loss) per common share	$0.09	$(0.02)	$0.13	$(0.01)

Basic weighted average common shares	50,362	50,809	50,616	50,571
Diluted weighted average common shares	52,435	50,809	52,510	50,571

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,906	$22,485
Accounts receivable, net of allowance of $2,010 and $1,705, respectively	14,304	16,932
Prepaid expenses	10,468	10,550
Deferred expenses	63,069	62,818
Deferred taxes	22,699	23,750
Other current assets	4,964	5,012
Total current assets	131,410	141,547

Property and equipment, net	43,652	44,000
Deferred expenses	49,648	50,901
Goodwill	639,648	639,564
Intangible assets, net	338,232	357,819
Other assets	4,839	4,575
Total assets	$1,207,429	$1,238,406

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,197	$9,940
Accrued expenses	16,205	14,937
Accrued compensation and benefits	8,747	5,997
Deferred revenue	224,700	217,394
Current portion of debt	8,683	6,197
Other liabilities	4,667	5,069
Total current liabilities	272,199	259,534

Deferred revenue	189,780	185,338
Long-term debt	456,621	501,085
Deferred tax liabilities	118,501	111,503
Other long-term liabilities	7,178	6,856
Total liabilities	1,044,279	1,064,316

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 51,245,987 and 52,108,719 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	51	52
Additional paid-in capital	558,152	552,991
Treasury stock at cost, 1,565,068 shares as of June 30, 2015 and 395,395 shares as of December 31, 2014	(30,055)	(6,975)
Accumulated other comprehensive loss	(1,302)	(1,393)
Accumulated deficit	(363,696)	(370,585)
Total stockholders' equity	163,150	174,090
Total liabilities and stockholders' equity	$1,207,429	$1,238,406
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$6,889	$(304)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,593	39,032
Stock based compensation	10,184	9,442
Deferred income taxes	8,047	4,973
Amortization of debt issuance costs and other	5,620	5,508
Changes in operating assets and liabilities:
Accounts receivable, net	2,643	(2,238)
Prepaid expenses and other assets	(219)	(874)
Deferred expenses	1,002	(3,226)
Accounts payable	(373)	(5,191)
Accrued expenses and other liabilities	1,629	2,948
Accrued compensation and benefits	2,690	(4,625)
Accrued restructuring costs and other reserves	—	(1,139)
Deferred revenue	11,706	11,442
Net cash provided by operating activities	77,411	55,748
Cash flows from investing activities
Business acquisitions, net of cash acquired	(475)	(7,437)
Capital expenditures	(7,911)	(8,227)
Net cash used in investing activities	(8,386)	(15,664)
Cash flows from financing activities
Stock issuance costs	(50)	(38)
Common stock repurchased	(2,302)	(4,967)
Payments of long-term debt	(47,500)	(50,000)
Proceeds from exercise of stock options	4,221	6,724
Proceeds from borrowings on revolving credit facility	—	9,000
Common stock purchases under stock repurchase plan	(29,975)	—
Net cash used in financing activities	(75,606)	(39,281)

Effect of exchange rate changes on cash	2	—

Net (decrease) increase in cash and cash equivalents	(6,579)	803
Cash and cash equivalents, beginning of period	22,485	13,806
Cash and cash equivalents, end of period	$15,906	$14,609
Supplemental cash flow information
Interest paid	$4,882	$9,544
Income tax paid	$902	$551
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

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2015, the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2015, the Company’s results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2015. The new standard will not have a material effect on the Company's consolidated financial statements and footnote disclosures.
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

2. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of intangible assets, including trade names, customer relationships and developed technology. The activities of the acquired business include daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The Company paid $7.4 million for this business during the first quarter of 2014. The Company also recorded a $0.5 million holdback liability, and such amount was paid to KeyDrive S. A. during the six months ended June 30, 2015.
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
Acquisition of Scoot
On July 31, 2014, the Company completed the acquisition of 100% of the equity interests in Touch Local Limited (“Scoot”), the operator of an online business directory network in the United Kingdom, pursuant to that certain Purchase Agreement dated July 31, 2014 by and among Web.com Group, Inc., Balderton Capital III, LP, Mark Livingstone and Gary Dannatt.  The Company believes that the acquisition further enhances its position as a leading provider of online marketing and web services to small businesses and positions its local expansion in the United Kingdom. Consideration for the acquisition included $11.9 million, which is net of cash acquired, $11.0 million of which was paid to the sellers in July 2014 and $0.9 million of which is held in an escrow account and scheduled to be released on July 31, 2015, subject to certain working capital and indemnity adjustments. The Company also recorded a $0.9 million holdback liability that is also scheduled to be paid in July 2015. In addition, the Company issued an aggregate of 213,200 shares of Web.com common stock, with an aggregate acquisition date value of $5.7 million, to the sellers. Finally, $0.3 million of accounts receivable due from Scoot was forgiven by the Company, for total consideration of $18.7 million.

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
When the conditions are satisfied, the Company will include the impact of the potential issuance of the underlying shares in our diluted weighted average common shares. These awards will be included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of June 30, 2015, neither of these conditions have been met, therefore no incremental common shares from this award have been included. See Note 10, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the three and six months ended June 30, 2015, 1.7 million and 2.1 million share-based awards have been excluded from the calculation of diluted common shares, respectively, and 7.5 million share-based awards have been excluded from the calculation of diluted common shares for the three and six months ended June 30, 2014, because including these securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and six months ended June 30, 2015 and 2014.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$4,550	$(794)	$6,889	$(304)

Basic weighted average common shares	50,362	50,809	50,616	50,571
Diluted effect of stock options	1,800	—	1,584	—
Diluted effect of restricted shares	273	—	310	—
Dilutive effect of performance shares	—	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—	—
Diluted weighted average common shares	52,435	50,809	52,510	50,571
Basic earnings per share:
Net income (loss) per common share	$0.09	$(0.02)	$0.14	$(0.01)

Diluted earnings per share:
Net income (loss) per common share	$0.09	$(0.02)	$0.13	$(0.01)

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2014, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the six months ended June 30, 2015.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively (in thousands):

	June 30, 2015	December 31, 2014
Goodwill balance at beginning of period	$741,858	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,564	627,845
Goodwill acquired during the period-SnapNames (1)	—	3,578
Goodwill acquired during the period-Scoot (1)	11	8,824
Foreign currency translation adjustments (2)	73	(683)
Goodwill balance at end of period, net *	$639,648	$639,564

* Gross goodwill balances were $741.9 million as of June 30, 2015 and December 31, 2014. These include accumulated impairment losses of $102.3 million.
(1) The increases of $3.6 million and $8.8 million for the year ended December 31, 2014 are from the SnapNames and Scoot acquisitions, respectively. See Note 2, Business Combinations, for additional information.
(2) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$132,392	$—	$132,392
Definite-lived intangible assets:
Customer relationships	375,489	(202,569)	172,920	8.0
Developed technology	107,580	(76,194)	31,386	2.4
Other	6,151	(4,617)	1,534	2.8
Total *	$621,612	$(283,380)	$338,232

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, increased total intangible assets by approximately $0.1 million as of June 30, 2015.

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

The weighted-average amortization period for the amortizable intangible assets remaining as of June 30, 2015, is approximately 7.1 years. Total amortization expense was $9.8 million and $16.3 million for the three months ended June 30, 2015 and 2014, and $19.6 million and $32.5 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the amortization expense for the remainder of the year ended December 31, 2015, and the next five years and thereafter is as follows (in thousands):

2015 (remainder of year)	$19,670
2016	37,389
2017	27,827
2018	25,092
2019	21,661
2020	19,427
Thereafter	54,774
Total	$205,840

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President and Chief Executive Officer of Conversant, a personalized digital marketing platform, which was sold to AllianceData in December 2014. Mr. Giuliani joined Conversant after the acquisition of Dotomi, a dynamic display ad optimization company, where he had served as Chief Executive Officer. During the year ended December 31, 2014, the Company purchased online advertising solutions from Dotomi and Conversant. The Company did not incur any expenses related to services provided by Dotomi during the six months ended June 30, 2015. The Company incurred $0.3 million and $0.5 million of expense related to services provided by Conversant during the three and six months ended June 30, 2015, respectively.
The Company outsources data center services to Quality Technology Services LLC (“QTS”). Prior to May 2014, General Atlantic LLC was one of the Company’s greater than 5 percent shareholders, and had approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. Effective May 2014, General Atlantic no longer held common shares greater than 5 percent of the total outstanding common shares and the affiliated board member has departed the Company's Board of Directors. The Company incurred approximately $0.4 million and $0.8 million of expense for data center services during the three and six months ended June 30, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the carrying value of the debt and equity component was $223.0 million and $47.8 million and $217.8 million and $47.8 million, respectively. The unamortized debt discount of $35.8 million as of June 30, 2015 will be amortized over the remaining life of 3.1 years using the effective interest method.

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
The Company has $99.0 million of available borrowings under the Revolving Credit Facility as of June 30, 2015.
Outstanding long-term debt and the interest rates in effect at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving Credit Facility maturing 2019, 2.44%, based on LIBOR plus 2.25%, less unamortized discount of $1,422 at June 30, 2015	$47,578	$92,409
Term Loan due 2019, 2.44%, based on LIBOR plus 2.25%, less unamortized discount of $1,492 at June 30, 2015, effective rate of 2.64%	194,758	197,052
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $35,782 at June 30, 2015 effective rate of 5.88%	222,968	217,821
Total Outstanding Debt	465,304	507,282
Less: Current Portion of Long-Term Debt	(8,683)	(6,197)
Long-Term Portion	$456,621	$501,085

Debt discount and issuance costs

The Company recorded $2.8 million of expense from amortizing debt issuance and discount costs during each of the three months ended June 30, 2015 and 2014. During the six months ended June 30, 2015 and 2014, $5.6 million and $5.5 million of debt amortization expenses was recognized, respectively.

Total estimated principal payments due for the next five years as of June 30, 2015 are as follows:

Year 1	$8,750
Year 2	13,750
Year 3	18,750
Year 4	278,750
Year 5	184,000

Total principal payments	$504,000

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(1,305)	$(1,395)
Unrealized (loss) gain on investments	3	2
Total accumulated other comprehensive loss	$(1,302)	$(1,393)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of June 30, 2015 and December 31, 2014 due to the short maturity of these items. As of June 30, 2015, the fair value and carrying value of the Company’s 2018 Notes totaled $256.8 million and $223.0 million, respectively. As of December 31, 2014, the fair value and carrying value of the Company's 2018 Notes totaled term debt was $237.7 million and $217.8 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan entered into in September 2014 are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of June 30, 2015 and December 31, 2014.

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

Further, deferred tax assets are recognized for the expected realization of available deductible temporary differences and net operating loss and tax credit carry forwards. ASC 740 requires companies to assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” threshold. In making such assessments, the Company considers the expected reversals of our existing deferred tax liabilities within the applicable jurisdictions and carry forward periods, based on our existing Section 382 limitations. The Company does not consider deferred tax liabilities related to indefinite lived intangibles or tax deductible goodwill as a source of future taxable income. Additionally, the Company does not consider future taxable income (exclusive of the reversal of existing deferred tax liabilities and carry forwards) because we continue to be in a three-year cumulative loss position. A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets.

A valuation allowance is recorded to reduce our deferred tax assets to the amount that is “more likely than not” to be realized based on the above methodology. The Company reviews the adequacy of the valuation allowance on an ongoing basis and adjust our valuation allowance in the appropriate period, if applicable. It is reasonably possible that by the end of 2015, the United States jurisdiction may no longer have a cumulative loss in the most recent three-year period. Based on relevant facts and circumstances at that time, including our projected future earnings and applicable loss carry forward limitations, we may conclude that it is appropriate to release a material portion of the valuation allowance for that jurisdiction.  If such a change in the valuation allowance were to occur, it would result in a change to income tax expense in the period the assessment was made.

The Company recorded income tax expense of $5.2 million and $3.8 million during the three months ended June 30, 2015 and 2014, and $8.8 million and $5.4 million during the six months ended June 30, 2015 and 2014, respectively, based on its estimated annual effective tax rates for each year. The Company's estimated annual effective tax rate for 2014 and 2015 reflects a net increase in its projected year-end valuation allowance related to an increase in its non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for each year.

10. Stock-Based Compensation and Stockholders' Equity

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

Performance Shares
During the first quarter of 2015, the Compensation Committee of the Board of Directors approved a performance share equity award. The targeted number of shares under a 100 percent payout scenario are 0.2 million common shares over the 3 year vesting period, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted based upon the over achievement or under achievement of the financial measures for the annual performance period. In addition, the number of shares that are earned may also be adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
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
The Company recorded $0.3 million of compensation expense for performance shares during the three and six months ended June 30, 2015.
Stock Options

Compensation costs related to the Company’s stock option plans were $2.7 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively. Compensation costs related to the Company's stock option plans were $5.6 million and $5.9 million during the six months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015 and 2014, 0.2 million and 0.3 million common shares were issued from options exercised, respectively. During the six months ended June 30, 2015 and 2014, 0.4 million and 0.7 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended June 30, 2015 and 2014, was approximately $2.2 million and $1.9 million, respectively. Compensation expense related to restricted stock plans for the six months ended June 30, 2015 and 2014, was approximately $4.2 million and $3.5 million, respectively. During the six months ended June 30, 2015 and 2014, approximately 0.1 million shares and 0.2 million shares totaling approximately $2.3 million and $5.0 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended June 30, 2015 and 2014, 57 thousand and 41 thousand restricted common shares were granted, respectively. During the six months ended June 30, 2015 and 2014, 0.5 million and 0.3 million restricted common shares were granted, respectively.

Stock Repurchases

On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. This program, according to its terms, will expire on December 31, 2016.
The aggregate amount available for repurchase under this program was $59.2 million at June 30, 2015. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three and six months ended June 30, 2015, the Company repurchased approximately 657 thousand and 1.6 million common shares, respectively. The total amount repurchased during the three and six months ended June 30, 2015 was $14.2 million and $30 million, respectively.
11. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $2.7 million in standby letters of credit as of June 30, 2015, $2.0 million of which were issued under the Revolving Credit Facility.

Legal Proceedings

Following an investigation by the Federal Trade Commission ("FTC") into the methods by which Network Solutions marketed its domain name and web hosting services to customers, on May 28, 2015, the FTC issued a complaint relating to the use of money back guarantees and entered a consent order that restricts certain of our future web hosting marketing practices, but did not require any changes in current practices and did not impose any monetary penalties or require other payments.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were reasonably possible or estimable at June 30, 2015.

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

Customer Retention Rate (Retention Rate)

Customer retention rate is defined as the trailing twelve month retention metric which we measure as the subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period and the new subscribers added during the last twelve months. Customer cancellations in the trailing twelve months include cancellations from subscriber additions, which is why we include subscriber additions in the denominator. Retention rate is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan.

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $4.3 million and $6.5 million for the three months ended June 30, 2015 and 2014, respectively, and $9.3 million and $13.9 million for the six months ended June 30, 2015 and 2014, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects. Amortization expense is expected to continue to decrease as compared to the same prior period for the remainder of 2015 as certain intangible assets became fully amortized in the fourth quarter of 2014.

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

Results of Operations

Comparison of the results for the three months ended June 30, 2015 to the results for the three months ended June 30, 2014

The following table sets forth our key business metrics:

	Three months ended June 30,
	2015	2014
	(unaudited)
Net subscriber additions	21,493	38,498
Average revenue per user (monthly)	$13.91	$14.89

Net subscribers increased by 21,493 customers during the three months ended June 30, 2015, as compared to an increase of 38,498 during the three months ended June 30, 2014. The increase in subscribers is primarily due to marketing and customer service efforts in prior periods, as well as during the second quarter ended June 30, 2015. Our rolling twelve month retention rate as of June 30, 2015 was 87.7% compared to 88.1% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

Revenue

	Three months ended June 30,
	2015	2014
	(unaudited, in thousands)
Revenue:
Subscription	$133,685	$136,044
Professional services and other	2,034	2,132
Total revenue	$135,719	$138,176

Total revenue decreased 2% to $135.7 million in the three months ended June 30, 2015 down from $138.2 million in the three months ended June 30, 2014. Total revenue during the three months ended June 30, 2015 and 2014, includes the unfavorable impact of $4.3 million and $6.5 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact declined $2.2 million during the three months ended June 30, 2015, compared to the same prior period. The remaining $4.7 million decrease in revenue during the three months ended June 30, 2015, is driven principally by lower advertising and hosting revenue partly offset by an increase in sales of our email-related products. In addition, the 2014 acquisition of Scoot contributed to our revenue during the three months ended June 30, 2015 when compared to the same prior year period. See Note 2, Business Combinations, for more information.

Subscription Revenue. Subscription revenue decreased 2% during the three months ended June 30, 2015, to $133.7 million down from $136.0 million during the three months ended June 30, 2014. The decrease is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue was slightly lower at $2.0 million in the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.

Cost of Revenue

	Three months ended June 30,
	2015	2014
	(unaudited, in thousands)
Cost of revenue	$47,102	$48,599

Cost of Revenue. Cost of revenue decreased 3% or $1.5 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The overall cost decrease was due primarily to $1.2 million of lower domain-related costs and $0.9 million of lower online marketing expenses. The decrease was partially offset by approximately $0.2 million of higher salaries and benefits and $0.2 million of higher hosting expenses.

Our gross margin remained at 65% during the three months ended June 30, 2015 when compared to the same prior year period. Excluding the $4.3 million and $6.5 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended June 30, 2015 and 2014, respectively, gross margin was 66% for both the three months ended June 30, 2015 and 2014.

Operating Expenses

	Three months ended June 30,
	2015	2014
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$35,680	$36,710
Technology and development	5,858	7,691
General and administrative	18,273	15,031
Restructuring expense	22	—

Depreciation and amortization	13,849	19,793
Total operating expenses	$73,682	$79,225

Sales and Marketing Expenses. Sales and marketing expenses decreased 3% to $35.7 million and were 26% of total revenue during the three months ended June 30, 2015, down from $36.7 million, which was 27% of revenue during the three months ended June 30, 2014. Included in the $1.0 million decrease is approximately $1.9 million of lower affiliate and online media marketing expenditures, partly offset by a $1.3 million increase in salaries and benefits primarily from the Scoot acquisition in July 2014.

Technology and Development Expenses. Technology and development expenses of $5.9 million, or 4% of total revenue, declined by $1.8 million during the three months ended June 30, 2015, from $7.7 million, or 6% of total revenue during the three months ended June 30, 2014. The decline was primarily from $0.9 million of lower salaries and benefits from a higher volume of capitalized software projects that were internally developed and $0.6 million of lower third-party data center and software support costs resulting from the centralization of data centers.

General and Administrative Expenses. General and administrative expenses increased $3.2 million to $18.3 million, or 13% of total revenue, during the three months ended June 30, 2015, as compared to $15.0 million, or 11% of total revenue during the three months ended June 30, 2014. Overall, during the three months ended June 30, 2015, salaries and incentive compensation were up a total of $3.0 million when compared to the same prior year period. Legal expenses were down about $0.3 million during the second quarter of 2015 when compared to the same prior year period. In addition, bad debt expense decreased by about $0.3 million during the three months ended June 30, 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense of $13.8 million during the three months ended June 30, 2015 decreased $5.9 million when compared to the three months ended June 30, 2014. Amortization expense decreased by $6.5 million during the three months ended June 30, 2015, as certain intangible assets primarily from the 2011 acquisition of Network Solutions became fully amortized in the fourth quarter 2014. Depreciation expense increased $0.5 million primarily from an increased volume of internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $5.2 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively. Included in the interest expense for each of the three months ended June 30, 2015 and 2014, is $2.8 million of deferred financing fee and loan origination discount amortization. Excluding the impact of amortizing deferred financing fees and loan origination discounts, interest expense decreased $2.2 million during the second quarter ended June 30, 2015, compared to the second quarter of 2014, primarily due to the lower interest rates from the September 2014 refinance and from lower debt levels due to repayments made.

Income Tax Expense. We recorded income tax expense of $5.2 million and $3.8 million during the three months ended June 30, 2015 and 2014, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2014 and 2015 reflects a net increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, and reduced by our forecasted pre-tax income for each year.

Results of Operations

Comparison of the results for the six months ended June 30, 2015 to the results for the six months ended June 30, 2014

The following table sets forth our key business metrics:

	Six months ended June 30,
	2015	2014
	(unaudited)
Net subscriber additions	40,151	89,116
Average revenue per user (monthly)	$13.83	$14.82

Net subscribers increased by 40,151 customers during the six months ended June 30, 2015, as compared to an increase of 89,116 customers during the six months ended June 30, 2014. The increase in customers is primarily due to marketing and customer service efforts in the six months ended June 30, 2015, as well as in prior periods. Our rolling twelve month retention rate as of June 30, 2015 was 87.7% compared to 88.1% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

Revenue

	Six months ended June 30,
	2015	2014
	(unaudited, in thousands)
Revenue:
Subscription	$264,145	$267,828
Professional services and other	4,174	4,191
Total revenue	$268,319	$272,019

Total revenue decreased 1% to $268.3 million in the six months ended June 30, 2015, from $272.0 million in the six months ended June 30, 2014. Total revenue during the six months ended June 30, 2015 and 2014, includes the unfavorable impact of $9.3 million and $13.9 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact declined $4.6 million during the six months ended June 30, 2015, compared to the same prior period. The remaining $8.2 million decrease in revenue during the six months ended June 30, 2015 compared to the same prior year period was principally driven by lower advertising and hosting revenue, partially offset by higher email marketing and ecommerce-related revenues.

Subscription Revenue. Subscription revenue decreased 1% during the six months ended June 30, 2015 to $264.1 million from $267.8 million during the six months ended June 30, 2014. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue of $4.2 million during the six months ended June 30, 2015 was consistent with the same prior year period ended.

Cost of Revenue

	Six months ended June 30,
	2015	2014
	(unaudited, in thousands)
Cost of revenue	$95,804	$95,185

Cost of Revenue. Cost of revenue increased 1% or $0.6 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The slight increase during the six months ended June 30, 2015 was driven by $0.9 million of higher salaries and benefits, a $0.3 million increase of hosting costs, a $0.4 million rise in security-related expenses and $0.5 million of partner-related commissions. These increases were partly offset by a decrease in domain-related costs and online marketing-related expenditures.

Our gross margin of 65% during the six months ended June 30, 2014 declined slightly to 64% during the six months ended June 30, 2015. Excluding the $9.3 million and $13.9 million effect of the adjustment related to the fair value of acquired deferred revenue for the six months ended June 30, 2015 and 2014, respectively, gross margin decreased from 67% to 65% during the six months ended June 30, 2015 compared to the same prior year period. The decrease was primarily due to lower advertising revenue during the six months ended June 30, 2015.

Operating Expenses

	Six months ended June 30,
	2015	2014
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$71,359	$74,243
Technology and development	11,660	14,889

General and administrative	35,484	28,772
Restructuring benefit	335	—
Depreciation and amortization	27,593	39,032
Total operating expenses	$146,431	$156,936

Sales and Marketing Expenses. Sales and marketing expenses decreased 4% from $74.2 million or 27% of revenue during the six months ended June 30, 2014 to $71.4 million or 26% of revenue during the six months ended June 30, 2015. The $2.9 million decrease was driven from decreased investments in sales and marketing activities including corporate sponsorships, direct response television advertising, and online marketing expenditures. The decreased marketing activities were partially offset by higher salaries and benefits principally from the inclusion of Scoot that was acquired in July 2014.

Technology and Development Expenses. Technology and development expenses decreased 22% to $11.7 million, or 4% of total revenue, during the six months ended June 30, 2015 down from $14.9 million, or 5% of total revenue during the six months ended June 30, 2014. The decrease was driven by about $1.9 million of lower salary and compensation expense resulting from increased labor dollars being capitalized in connection with internally developed software projects during the six months ended June 30, 2015 when compared to the same prior year period. In addition, software support and data center fees have decreased by $1.2 million during the six months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses increased 23% to $35.5 million, or 13% of total revenue, during the six months ended June 30, 2015, up from $28.8 million or 11% of total revenue during the six months ended June 30, 2014. Overall, during the six months ended June 30, 2015, salary and incentive-based compensation expense increased approximately $3.0 million, corporate development and professional fees were $1.0 million higher, and audit and tax fees were up by $0.7 million. In addition, data support services increased $0.7 million during the six months ended June 30, 2015 when compared to the same prior year period. Finally, we incurred about $0.6 million of application fees for new registrars during the six months ended June 30, 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $27.6 million during the six months ended June 30, 2015 from $39.0 million during the six months ended June 30, 2014. Amortization expense decreased by $12.9 million during the six months ended June 30, 2015, compared to the same prior year period as certain intangible assets were fully amortized, while depreciation expense increased $1.4 million primarily from internally developed software projects.

Interest Expense, net. Net interest expense totaled $10.4 million and $14.8 million for the six months ended June 30, 2015 and 2014, respectively. Included in interest expense during the six months ended June 30, 2015 and 2014 was $5.6 million and $5.5 million of amortization of debt issuance costs, respectively. Excluding amortization, interest expense decreased $4.5 million during the six months ended June 30, 2015 primarily from lower rates resulting from the September 2014 refinance and from lower overall debt levels.

Income Tax Expense. We recorded an income tax expense of $8.8 million and $5.4 million during the six months ended June 30, 2015 and 2014, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2014 and 2015 reflects a net increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, and reduced by our forecasted pre-tax income for each year.

A cumulative loss in the most recent three-year period is a significant piece of negative evidence that is difficult to overcome when assessing the realizability of deferred tax assets. It is reasonably possible that by the end of 2015, the United States jurisdiction may no longer have a cumulative loss in the most recent three-year period. Based on relevant facts and circumstances at that time, including our projected future earnings and applicable loss carry forward limitations, we may conclude that it is appropriate to release a material portion of the valuation allowance for that jurisdiction.  If such a change in the valuation allowance were to occur, it would result in a change to income tax expense in the period the assessment was made. See Note 9, Income Taxes, for additional information.

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

As we look ahead we are confident we have identified issues impacting our business and have taken steps towards improved revenue growth as we continue to move through 2015. We will continue to use strong cash flows to pay down debt, repurchase common stock and fund marketing investments.  As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease even further during 2015, we expect gross margins to improve.
Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):

	Six months ended June 30,
	2015	2014
	(unaudited, in thousands)
Net cash provided by operating activities	$77,411	$55,748
Net cash used in investing activities	(8,386)	(15,664)
Net cash used in financing activities	(75,606)	(39,281)
Effect of exchange rate changes on cash	2	—
(Decrease) increase in cash and cash equivalents	$(6,579)	$803

Cash Flows

As of June 30, 2015, we had $15.9 million of cash and cash equivalents and $140.8 million in negative working capital, as compared to $22.5 million of cash and cash equivalents and $118.0 million in negative working capital as of December 31, 2014. The unfavorable change in working capital is primarily due to increases in deferred revenue and accrued compensation and benefits. The majority of the negative working capital is due to significant balances of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.

Net cash provided by operations for the six months ended June 30, 2015 increased $21.7 million from the six months ended June 30, 2014 primarily due to lower cash interest payments and favorable changes in working capital during the six months ended June 30, 2015. The working capital changes are primarily due to lower annual performance bonuses paid in the six months ended June 30, 2015 compared to 2014 and from accounts receivable, deferred expense and accounts payable timing.

Net cash used in investing activities during the six months ended June 30, 2015 was $8.4 million, as compared to $15.7 million in the six months ended June 30, 2014. Capital expenditures during the six months ended June 30, 2015 were slightly lower during the same prior year period primarily due to a slight decrease in internally developed software efforts. The quarter ended March 31, 2014 included a $7.4 million payment for the acquisition of SnapNames.com, Inc. from KeyDrive S.A. in February 2014. During the six months ended June 30, 2015, the final working capital hold back was paid to KeyDrive S.A. and recorded as an investing cash outflow. See Note 2, Business Combinations, for additional information surrounding the purchase.

Net cash used in financing activities reflects a $47.5 million reduction of outstanding debt as principal payments were made during the six months ended June 30, 2015. During the six months ended June 30, 2015, common stock repurchases of 1.6 million common shares totaling $30.0 million were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options decreased by $2.5 million to $4.2 million in the six months ended June 30, 2015 when compared to the same prior year period. Approximately $2.3 million and $5.0 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the six months ended June 30, 2015 and 2014, respectively.

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

Outstanding debt as of June 30, 2015 for purposes of the First Lien Net Leverage Ratio was approximately $229.3 million. The covenant calculations as of June 30, 2015 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of June 30, 2015	Ratio at June 30, 2015	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 2.75	1.55	1.20
Consolidated Interest Coverage Ratio	Greater than 2.00	9.07	7.07

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

•
Non-GAAP Net Income and Non-GAAP Net Income Per Basic and Diluted Share. Web.com excludes from non-GAAP net income and non-GAAP net income per diluted share amortization of intangibles, income tax provision, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, amortization of debt discounts and fees, and stock-based compensation, and includes estimated cash income tax payments, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA and Adjusted EBITDA Margin. Web.com excludes from adjusted EBITDA depreciation expense, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, corporate development expenses and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

•
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Web.com excludes from non-GAAP gross profit and non-GAAP gross margin, fair value adjustment to deferred revenue and deferred expense, and stock based compensation charges. Management believes that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's gross profit without the impact of items that are not a result of the Company's day-to-day business operations.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$135,719	$138,176	$268,319	$272,019
Fair value adjustment to deferred revenue	4,252	6,492	9,345	13,883
Non-GAAP revenue	$139,971	$144,668	$277,664	$285,902

Reconciliation of GAAP net income (loss) to non-GAAP net income
GAAP net income (loss)	$4,550	$(794)	$6,889	$(304)
Amortization of intangibles	9,822	16,320	19,638	32,504
Stock based compensation	5,137	4,939	10,184	9,442
Income tax expense	5,203	3,847	8,764	5,409
Restructuring expense	22	—	335	—
Corporate development	—	—	597	40
Amortization of debt discounts and fees	2,822	2,790	5,620	5,508
Cash income tax expense	(520)	(267)	(787)	(399)
Fair value adjustment to deferred revenue	4,252	6,492	9,345	13,883
Fair value adjustment to deferred expense	167	269	358	570
Non-GAAP net income	$31,455	$33,596	$60,943	$66,653

Reconciliation of GAAP basic net income (loss) per share to non-GAAP basic net income per share
Basic GAAP net income (loss) per share	$0.09	$(0.02)	$0.14	$(0.01)
Amortization of intangibles	0.20	0.32	0.39	0.65
Loss on sale of assets	—	—	—	—
Stock based compensation	0.10	0.10	0.20	0.19
Income tax expense	0.10	0.08	0.17	0.11
Restructuring expense	—	—	0.01	—
Corporate development	—	—	0.01	—
Amortization of debt discounts and fees	0.06	0.05	0.11	0.11

Cash income tax expense	(0.01)	(0.01)	(0.02)	(0.01)
Fair value adjustment to deferred revenue	0.08	0.13	0.18	0.27
Fair value adjustment to deferred expense	—	0.01	0.01	0.01
Loss on debt extinguishment	—	—	—	—
Gain on sale of equity method investment	—	—	—	—
Basic Non-GAAP net income per share	$0.62	$0.66	$1.20	$1.32

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP diluted net income per share
Diluted shares:
Basic weighted average common shares	50,362	50,809	50,616	50,571
Diluted stock options	1,800	3,250	1,584	3,406
Diluted restricted stock	273	507	310	645
Total diluted weighted average common shares	52,435	54,566	52,510	54,622

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP diluted net income per share
Diluted GAAP net income (loss) per share	$0.09	$(0.02)	$0.13	$(0.01)
Diluted equity	—	0.01	—	—
Amortization of intangibles	0.19	0.30	0.37	0.61
Stock based compensation	0.10	0.09	0.18	0.17
Income tax expense	0.10	0.07	0.17	0.10
Restructuring expense	—	—	0.01	—
Corporate development	—	—	0.01	—
Amortization of debt discounts and fees	0.05	0.05	0.11	0.10
Cash income tax expense	(0.01)	—	(0.01)	(0.01)
Fair value adjustment to deferred revenue	0.08	0.12	0.18	0.25
Fair value adjustment to deferred expense	—	—	0.01	0.01
Diluted Non-GAAP net income per share	$0.60	$0.62	$1.16	$1.22

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$14,935	$10,352	$26,084	$19,898
Amortization of intangibles	9,822	16,320	19,638	32,504
Loss on sale of assets	—	—	—	—
Stock based compensation	5,137	4,939	10,184	9,442
Restructuring expense	22	—	335	—
Corporate development	—	—	597	40
Fair value adjustment to deferred revenue	4,252	6,492	9,345	13,883
Fair value adjustment to deferred expense	167	269	358	570
Non-GAAP operating income	$34,335	$38,372	$66,541	$76,337

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	11%	7%	10%	7%
Amortization of intangibles	7	12	7	12
Loss on sale of assets	—	—	—	—
Stock based compensation	4	3	4	3
Restructuring expense	—	—	—	—
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	3	5	3	5

Fair value adjustment to deferred expense	—	—	—	—
Non-GAAP operating margin	25%	27%	24%	27%

Reconciliation of GAAP operating income to adjusted EBITDA
GAAP operating income	$14,935	$10,352	$26,084	$19,898
Depreciation and amortization	13,849	19,793	27,593	39,032
Loss on sale of assets	—	—	—	—
Stock based compensation	5,137	4,939	10,184	9,442
Restructuring expense	22	—	335	—
Corporate development	—	—	597	40
Fair value adjustment to deferred revenue	4,252	6,492	9,345	13,883
Fair value adjustment to deferred expense	167	269	358	570
Adjusted EBITDA	$38,362	$41,845	$74,496	$82,865

Reconciliation of GAAP operating margin to adjusted EBITDA margin
GAAP operating margin	11%	7%	10%	7%
Depreciation and amortization	9	14	10	14
Loss on sale of assets	—	—	—	—
Stock based compensation	4	3	4	3
Restructuring expense	—	—	—	—
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	3	5	3	5
Fair value adjustment to deferred expense	—	—	—	—
Adjusted EBITDA margin	27%	29%	27%	29%

Reconciliation of GAAP gross profit to non-GAAP gross profit
Gross Profit	$88,617	$89,577	$172,515	$176,834
Fair value adjustment to deferred revenue	4,252	6,492	9,345	13,883
Fair value adjustment to deferred cost	167	269	358	570
Stock based compensation	$512	$535	$1,020	$1,023
Non-GAAP gross profit	$93,548	$96,873	$183,238	$192,310
Non-GAAP gross margin	67%	67%	66%	67%

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	45,488	$37,142	77,411	$55,748
Capital expenditures	(4,307)	(5,306)	(7,911)	(8,227)
Free cash flow	$41,181	$31,836	69,500	47,521

Revenue
Subscription	$133,685	$136,044	$264,145	$267,828
Professional services and other	2,034	2,132	4,174	4,191
Total	$135,719	$138,176	$268,319	$272,019

Stock based compensation
Cost of revenue	$512	$535	$1,020	$1,023
Sales and marketing	1,214	1,254	2,449	2,402
Technology and development	747	807	1,510	1,545
General and administrative	2,664	2,343	5,205	4,472
Total	$5,137	$4,939	$10,184	$9,442

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

Following an investigation by the Federal Trade Commission ("FTC") into the methods by which Network Solutions marketed its domain name and web hosting services to customers, on May 28, 2015, the FTC issued a complaint relating to the use of money back guarantees and entered a consent order that restricts certain of our future web hosting marketing practices, but did not require any changes in current practices and did not impose any monetary penalties or require other payments.

In addition, from time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. Although the results of these legal actions in which we are involved cannot be predicted with any certainty, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. Defending these legal actions in which we are involved is costly and can impose significant burden on management and there can be no assurance that favorable final outcomes will be obtained. At June 30, 2015 there were no material legal matters that were reasonably possible or estimable.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, are set forth below and are unchanged substantively at June 30, 2015.

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
Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our web services involve the storage and transmission of our customers' and employees' proprietary information. Our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Our technologies, systems and networks may become the target of criminal cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of Web.com or third parties with whom we deal, or otherwise disrupt our or our customers’ or other third parties’ business operations. It is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Although we employ appropriate security technologies (including data encryption processes, intrusion detection systems), and conduct comprehensive risk assessments and other internal control procedures to assure the security of our customers' data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of third-party action, employee error or otherwise, and as a result our customers' data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyberattack could well exceed any such insurance coverage.
There have been well-publicized attacks on retailers, financial services companies, an entertainment company, and governmental agencies in which the criminal perpetrators gained unauthorized access to confidential information and customer or employee data, often through the introduction of computer viruses or malware, cyberattacks, phishing, or other means. We have had past security breaches, and while to-date, the security breaches we have experienced did not have a material adverse effect on our operating results, there can be no assurance of a similar result in the future.  Our servers are also frequently subjected to denial of service attacks and other attempts to disrupt traffic to ours and our customers' websites. Although we have been able to minimize these disruptions in the past, there is no guarantee that we will be able to do so successfully in the future. Our customers and employees have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by us, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and services and increase our costs.
We could become involved in claims, lawsuits or investigations that may result in adverse outcomes.
We may become a target of government investigations, private claims, or lawsuits, involving but not limited to general business, patent, or employee matters, including consumer class actions challenging our business practices. For example, we recently entered into a consent order with the FTC that restricts certain of our future web hosting marketing practices. See Item 1. Legal Proceedings. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business and may have a material adverse effect on our financial condition and results of operations. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such investigations, claims and lawsuits could involve significant expense and diversion of management's attention and resources from other matters.

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
We were profitable for the three and six months ended June 30, 2015, but we were not profitable for the years ended December 31, 2014, 2013 and 2012 and we may not stay profitable in the future.
We were profitable for the three and six months ended June 30, 2015 but we were not profitable for the years ended December 31, 2014, 2013 and 2012, and may not be profitable in future years. As of June 30, 2015, we had an accumulated deficit of approximately $363.7 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of June 30, 2015, we had $245.3 million aggregate principal amount of our Term Loan and Revolving Credit Facility (defined above in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
The telecommunications industry is regulated by the Federal Communications Commission ('FCC") in the U.S. While most such regulations do not affect us directly, certain of those regulations may affect our product offerings. For example, effective October 16, 2013, FCC rules were adopted to require companies to obtain prior express written consent from consumers before calling them with prerecorded telemarketing "robocalls" or before using an autodialer to call their wireless numbers with telemarketing messages unless an unambiguous written consent is obtained before the telemarketing call or text message. If we are unable to satisfy such FCC rules, we could be prevented from providing such product offering to our customers, which could materially and adversely affect our future revenues.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Share repurchase activity during the three months ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
April 1-April 30, 2015	191,680	$19.19	191,680	69,750,216
May 1-May 31, 2015	249,147	$22.36	249,147	64,180,453
June 1-June 30, 2015	216,072	$22.86	216,072	59,240,116
Total	656,899	$21.60	656,899	$59,240,116

(*)
The share repurchases totaling $14.2 million in the three months ended June 30, 2015 were made under our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

Web.com Group, Inc.
(Registrant)

July 31, 2015	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
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