Form 10-Q
period 2015-09-30
WEB.COM GROUP, INC.
filed 2015-10-30
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Common Stock, par value $0.001 per share, outstanding as of October 26, 2015: 50,870,660

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$136,821	$137,407	$405,141	$409,426

Cost of Revenue	46,410	47,925	142,214	143,111

Gross profit	90,411	89,482	262,927	266,315
Operating expenses:
Sales and marketing	35,033	37,454	106,392	111,697
Technology and development	6,043	7,161	17,703	22,050
General and administrative	18,756	15,257	54,240	44,029
Restructuring expense	—	—	335	—
Depreciation and amortization	13,846	20,349	41,439	59,381
Total operating expenses	73,678	80,221	220,109	237,157
Income from operations	16,733	9,261	42,818	29,158

Interest expense, net	(4,966)	(6,592)	(15,398)	(21,384)
Loss from debt extinguishment	—	(1,838)	—	(1,838)
Net income before income taxes	11,767	831	27,420	5,936
Income tax expense	(5,673)	(4,250)	(14,437)	(9,658)
Net income (loss)	$6,094	$(3,419)	$12,983	$(3,722)
Other comprehensive income (loss):
Foreign currency translation adjustments	(524)	(755)	(434)	(755)
Unrealized loss on investments, net of tax	(30)	(10)	(29)	(8)
Total comprehensive income (loss)	$5,540	$(4,184)	$12,520	$(4,485)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income (loss) per basic common share	$0.12	$(0.07)	$0.26	$(0.07)
Diluted earnings per share:
Net income (loss) per diluted common share	$0.12	$(0.07)	$0.25	$(0.07)

Basic weighted average common shares outstanding	50,035	51,234	50,420	50,794
Diluted weighted average common shares outstanding	52,312	51,234	52,477	50,794

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,393	$22,485
Accounts receivable, net of allowance of $1,819 and $1,705, respectively	13,157	16,932
Prepaid expenses	11,815	10,550
Deferred expenses	61,955	62,818
Deferred taxes	20,501	23,750
Other current assets	4,679	5,012
Total current assets	130,500	141,547

Property and equipment, net	42,363	44,000
Deferred expenses	48,983	50,901
Goodwill	639,328	639,564
Intangible assets, net	328,088	357,819
Other assets	4,892	4,575
Total assets	$1,194,154	$1,238,406

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,369	$9,940
Accrued expenses	16,099	14,937
Accrued compensation and benefits	13,248	5,997
Deferred revenue	221,680	217,394
Current portion of debt	9,929	6,197
Other liabilities	4,389	5,069
Total current liabilities	271,714	259,534

Deferred revenue	190,266	185,338
Long-term debt	438,197	501,085
Deferred tax liabilities	121,703	111,503
Other long-term liabilities	7,082	6,856
Total liabilities	1,028,962	1,064,316

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,977,615 and 52,108,719 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	51	52
Additional paid-in capital	562,125	552,991
Treasury stock at cost, 1,843,802 shares as of September 30, 2015 and 395,395 shares as of December 31, 2014	(37,526)	(6,975)
Accumulated other comprehensive loss	(1,856)	(1,393)
Accumulated deficit	(357,602)	(370,585)
Total stockholders' equity	165,192	174,090
Total liabilities and stockholders' equity	$1,194,154	$1,238,406
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$12,983	$(3,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from debt extinguishment	—	1,249
Depreciation and amortization	41,439	59,381
Stock based compensation	15,251	14,527
Deferred income taxes	13,458	8,860
Amortization of debt discounts and issuance costs	8,492	8,175
Changes in operating assets and liabilities:
Accounts receivable, net	3,761	(2,814)
Prepaid expenses and other assets	(1,425)	(2,529)
Deferred expenses	2,781	(1,859)
Accounts payable	(2,867)	(4,095)
Accrued expenses and other liabilities	2,028	60
Accrued compensation and benefits	7,402	(4,811)
Accrued restructuring costs and other reserves	—	(1,139)
Deferred revenue	9,267	9,573
Net cash provided by operating activities	112,570	80,856
Cash flows from investing activities
Business acquisitions, net of cash acquired	(1,330)	(19,288)
Capital expenditures	(11,157)	(12,784)
Net cash used in investing activities	(12,487)	(32,072)
Cash flows from financing activities
Stock issuance costs	(82)	(76)
Common stock repurchased	(2,302)	(5,191)
Payments of long-term debt	(67,500)	(351,078)
Proceeds from exercise of stock options	6,642	9,110
Proceeds from borrowings on long-term debt	—	192,020
Proceeds from borrowings on revolving credit facility	—	112,208
Debt issuance costs	—	(3,672)
Common stock purchases under stock repurchase plan	(40,930)	—
Net cash used in financing activities	(104,172)	(46,679)

Effect of exchange rate changes on cash	(3)	(11)

Net (decrease) increase in cash and cash equivalents	(4,092)	2,094
Cash and cash equivalents, beginning of period	22,485	13,806
Cash and cash equivalents, end of period	$18,393	$15,900
Supplemental cash flow information
Interest paid	$7,649	$15,286
Income tax paid	$1,520	$820
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

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2015, the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2015, the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on February 27, 2015, and any subsequently filed current reports on Form 8-K.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires an entity recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard also requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provision amounts, calculated as if the accounting had been completed at the acquisition date. For public companies, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 is not expected to have a material effect on the Company's consolidated financial statements and footnote disclosures.
In April 2015 and August 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-03, Interest-Imputation of Interest (Suptopic 835-30), respectively. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and provides guidance on the application of these requirements to line-of-credit arrangements. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2015. The new standard will not have a material effect on the Company's consolidated financial statements and footnote disclosures.
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
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company will use one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating and has not determined the impact of ASU 2014-09 on its consolidated financial statements.
2. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of intangible assets, including trade names, customer relationships and developed technology. The activities of the acquired business include daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The Company paid $7.4 million for this business during the first quarter of 2014. The Company also recorded a $0.5 million holdback liability, and such amount was paid to KeyDrive S. A. during the nine months ended September 30, 2015.
The Company has accounted for the acquisition of the SnapNames Business using the acquisition method as required in Accounting Standards Codification 805, Business Combinations ("ASC 805"). As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is deductible for tax purposes.
Acquisition of Scoot
On July 31, 2014, the Company completed the acquisition of 100% of the equity interests in Touch Local Limited (“Scoot”), the operator of an online business directory network in the United Kingdom. The Company believes that the acquisition further enhances its position as a leading provider of online marketing and web services to small businesses and positions its local expansion in the United Kingdom. Consideration for the acquisition included $11.9 million, which is net of cash acquired, $11.0 million of which was paid to the sellers in July 2014 and $0.9 million that was placed in an escrow account for one year and subsequently released on July 31, 2015. The Company also recorded a $0.9 million holdback liability that was also paid in July 2015. In addition, the Company issued an aggregate of 213,200 shares of Web.com common stock, with an aggregate acquisition date value of $5.7 million, to the sellers. Finally, $0.3 million of accounts receivable due from Scoot was forgiven by the Company, for total consideration of $18.7 million.

The Company has also accounted for the acquisition of Scoot using the acquisition method as required in ASC 805. Based on the acquisition method of accounting, the consideration was allocated to the assets and liabilities acquired based on their fair values as of the acquisition date and the remaining amount of the purchase price allocation was recorded as goodwill. The goodwill represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities and is not deductible for tax purposes.

3. Net Income Per Common Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.

During the first quarter of 2015, the Company issued an equity award with performance, service and market conditions. These awards will be included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of September 30, 2015, neither of the underlying conditions have been met. Therefore, no incremental common shares from this award have been included. See Note 10, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the three and nine months ended September 30, 2015, 1.5 million and 1.7 million share-based awards have been excluded from the calculation of diluted common shares, respectively, and 7.3 million share-based awards have been excluded from the calculation of diluted common shares for the three and nine months ended September 30, 2014, respectively, because including these securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and nine months ended September 30, 2015 and 2014.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$6,094	$(3,419)	$12,983	$(3,722)

Basic weighted average common shares outstanding	50,035	51,234	50,420	50,794
Diluted effect of stock options	1,907	—	1,704	—
Diluted effect of restricted shares	370	—	353	—
Dilutive effect of performance shares	—	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—	—
Diluted weighted average common shares outstanding	52,312	51,234	52,477	50,794

Net income (loss) per basic common share	0.12	(0.07)	0.26	(0.07)

Net income (loss) per diluted common share	$0.12	$(0.07)	$0.25	$(0.07)

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2014, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the nine months ended September 30, 2015.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively (in thousands):

	September 30, 2015	December 31, 2014
Goodwill balance at beginning of period	$741,858	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,564	627,845
Goodwill acquired during the period-SnapNames (1)	—	3,578
Goodwill acquired during the period-Scoot (1)	11	8,824
Foreign currency translation adjustments (2)	(247)	(683)
Goodwill balance at end of period, net *	$639,328	$639,564

* Gross goodwill balances were $741.6 million as of September 30, 2015 and $741.9 million as of December 31, 2014. These include accumulated impairment losses of $102.3 million.
(1) The increases of $3.6 million and $8.8 million for the year ended December 31, 2014 are from the SnapNames and Scoot acquisitions, respectively. See Note 2, Business Combinations, for additional information.
(2) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$132,288	$—	$132,288
Definite-lived intangible assets:
Customer relationships	289,784	(122,601)	167,183	7.8
Developed technology	193,069	(165,794)	27,275	2.2
Other	6,072	(4,730)	1,342	2.6
Total *	$621,213	$(293,125)	$328,088

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.3 million as of September 30, 2015.

December 31, 2014

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$132,368	$—	$132,368
Definite-lived intangible assets:
Customer relationships	289,883	(105,685)	184,198	8.5
Developed technology	193,137	(153,681)	39,456	2.8
Other	6,134	(4,337)	1,797	3.3
Total *	$621,522	$(263,703)	$357,819

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.8 million as of December 31, 2014.

The weighted-average amortization period for the amortizable intangible assets remaining as of September 30, 2015 is approximately 7.0 years. Total amortization expense was $9.8 million and $16.7 million for the three months ended September 30, 2015 and 2014, and $29.5 million and $49.2 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the amortization expense for the remainder of the year ended December 31, 2015, and the next five years and thereafter is as follows (in thousands):

2015 (remainder of year)	$9,816
2016	37,312
2017	27,766
2018	25,060
2019	21,647
2020	19,426
Thereafter	54,773
Total	$195,800

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President and Chief Executive Officer of Conversant, a personalized digital marketing platform, which was sold to AllianceData in December 2014. Mr. Giuliani joined Conversant after the acquisition of Dotomi, a dynamic display ad optimization company, where he had served as Chief Executive Officer. During the year ended December 31, 2014, the Company purchased online advertising solutions from Dotomi and Conversant. The Company did not incur any expenses related to services provided by Dotomi during the nine months ended September 30, 2015. The Company incurred $0.2 million and $0.7 million of expense related to services provided by Conversant during the three and nine months ended September 30, 2015, respectively.
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

The Company may not redeem the 2018 Notes prior to August 20, 2016. On or after August 20, 2016, the Company may redeem for cash any or all of the 2018 Notes, at its option, if the last reported sale price of its common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. The redemption price will equal 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of the Company's common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. In addition, holders may also convert their 2018 Notes any time prior to May 15, 2018, (i) if during the five business days after any five consecutive trading day period in which the trading price of the 2018 Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate, (ii) if the Company calls the 2018 Notes for redemption; or (iii) upon the occurrence of specified corporate events.

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

As of September 30, 2015 and December 31, 2014, the carrying value of the debt and equity component was $225.6 million and $47.8 million and $217.8 million and $47.8 million, respectively. The unamortized debt discount of $33.2 million as of September 30, 2015 will be amortized over the remaining life of 2.9 years using the effective interest method.

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
The Term Loan and loans under the Revolving Credit Facility initially bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 2.25% per annum, or the prime lending rate plus an applicable margin equal to 1.25% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. Effective August 2015, the Company's interest rate on these loans was reduced to the LIBOR rate plus the applicable margin of 1.75% per annum or the prime lending rate plus an applicable margin equal to 0.75% per annum, as a result of reaching certain financial covenant ratios. The Company must also pay (i) a commitment fee of 0.4% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
The Company has $117.8 million of available borrowings under the Revolving Credit Facility as of September 30, 2015.
Outstanding long-term debt and the interest rates in effect at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Revolving Credit Facility maturing 2019, 1.95%, based on LIBOR plus 1.75%, less unamortized discount of $1,337 at September 30, 2015	$28,913	$92,409
Term Loan due 2019, 1.95%, based on LIBOR plus 1.75%, less unamortized discount of $1,386 at September 30, 2015, effective rate of 2.13%	193,614	197,052
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $33,151 at September 30, 2015 effective rate of 5.88%	225,599	217,821
Total Outstanding Debt	448,126	507,282
Less: Current Portion of Long-Term Debt	(9,929)	(6,197)
Long-Term Portion	$438,197	$501,085

Debt discount and issuance costs

The Company recorded $2.9 million and $2.7 million of expense from amortizing debt issuance and discount costs during each of the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, $8.5 million and $8.2 million of debt amortization expenses was recognized, respectively.

Total estimated principal payments due for the next five years as of September 30, 2015 are as follows:

Year 1	$10,000
Year 2	15,000
Year 3	278,750
Year 4	180,250
Year 5	—
Total principal payments	$484,000

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency translation adjustments	$(1,829)	$(1,395)
Unrealized (loss) gain on investments	(27)	2
Total accumulated other comprehensive loss	$(1,856)	$(1,393)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of September 30, 2015 and December 31, 2014 due to the short maturity of these items. As of September 30, 2015, the fair value and carrying value of the Company’s 2018 Notes totaled $243.5 million and $225.6 million, respectively. As of December 31, 2014, the fair value and carrying value of the Company's 2018 Notes totaled term debt was $237.7 million and $217.8 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan entered into in September 2014 are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of September 30, 2015 and December 31, 2014.

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

The Company recorded income tax expense of $5.7 million and $4.3 million during the three months ended September 30, 2015 and 2014, and $14.4 million and $9.7 million during the nine months ended September 30, 2015 and 2014, respectively, based on its estimated annual effective tax rates for each year. The Company's estimated annual effective tax rate for 2014 and 2015 reflects a net increase in its projected year-end valuation allowance related to an increase in its non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for each year.

10. Stock-Based Compensation and Stockholders' Equity

In March 2014, the Company's Board of Directors adopted, and in May 2014 stockholders approved, the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan is the successor and continuation of our prior incentive plans; and no additional common stock awards have been granted under the prior incentive plans since the adoption of the 2014 Plan. The 2014 Plan provides for the issuances of incentive stock options, nonstatutory stock options, restricted stock awards and units and other stock awards. The terms and conditions surrounding the granting and vesting of these awards are generally consistent with the prior incentive plans.

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
The award contains performance conditions as defined in ASC 718, Share-Based Payment, and as such, the attainment of the conditions are assessed by the Company at each reporting period. The compensation expense is adjusted to reflect the probability of attainment of each performance condition and the requisite service provided through the reporting period end.
The award also contains a market condition as defined in ASC 718, and as such, the awards have been valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then amortized over the vesting period, subject to the above performance condition being probable of being met.
The Company recorded $0.3 million and $0.6 million of compensation expense for performance shares during the three and nine months ended September 30, 2015, respectively.
Stock Options

Compensation costs related to the Company’s stock option plans were $2.5 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. Compensation costs related to the Company's stock option plans were $8.1 million and $9.0 million during the nine months ended September 30, 2015 and 2014, respectively. During each of the three months ended September 30, 2015 and 2014, 0.2 million common shares were issued from options exercised. During the nine months ended September 30, 2015 and 2014, 0.6 million and 0.9 million common shares were issued from options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended September 30, 2015 and 2014, was approximately $2.3 million and $2.0 million, respectively. Compensation expense related to restricted stock plans for the nine months ended September 30, 2015 and 2014, was approximately $6.5 million and $5.5 million, respectively. During the nine months ended September 30, 2015 and 2014, approximately 0.1 million shares and 0.2 million shares totaling approximately $2.3 million and $5.2 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended September 30, 2015 and 2014, 35 thousand and 28 thousand restricted common shares were granted, respectively. During the nine months ended September 30, 2015 and 2014, 0.5 million and 0.4 million restricted common shares were granted, respectively.

Stock Repurchases

On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. This program, according to its terms, will expire on December 31, 2016.
The aggregate amount available for repurchase under this program was $48.3 million at September 30, 2015. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three and nine months ended September 30, 2015, the Company repurchased approximately 0.5 million and 2.0 million common shares, respectively. The total amount repurchased during the three and nine months ended September 30, 2015 was $11.0 million and $40.9 million, respectively.

11. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $2.4 million in standby letters of credit as of September 30, 2015, $2.0 million of which were issued under the Revolving Credit Facility.

Legal Proceedings

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were reasonably possible or estimable at September 30, 2015.

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

We review this metric to evaluate whether we are effectively implementing our business plan. An increase in net subscriber additions could signal an increase in subscription revenue, higher customer retention, and an increase in the effectiveness of our sales efforts. Similarly, a decrease in net subscriber additions could signal decreased subscription revenue, lower customer retention, and a decrease in the effectiveness of our sales efforts. Net subscriber additions above or below our business plan could have a long-term impact on our operating results due to the subscription nature of our business.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $3.5 million and $6.4 million for the three months ended September 30, 2015 and 2014, respectively, and $12.9 million and $20.3 million for the nine months ended September 30, 2015 and 2014, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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
Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses are expected to increase slightly as the level of internally developed software efforts decline during the remainder of 2015.

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are expected to decrease as a percentage of revenue during the remainder of 2015.

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

Results of Operations

Comparison of the results for the three months ended September 30, 2015 to the results for the three months ended September 30, 2014

The following table sets forth our key business metrics:

	Three months ended September 30,
	2015	2014
	(unaudited)
Net subscriber additions	14,565	34,320
Average revenue per user (monthly)	$13.90	$14.60

Net subscribers increased by 14,565 customers during the three months ended September 30, 2015, as compared to an increase of 34,320 during the three months ended September 30, 2014. The increase in subscribers is primarily due to marketing and customer service efforts in prior periods, as well as during the quarter ended September 30, 2015. Our rolling twelve month retention rate as of September 30, 2015 was 87.6% compared to 87.9% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

Revenue

	Three months ended September 30,
	2015	2014
	(unaudited, in thousands)
Revenue:
Subscription	$135,020	$135,125
Professional services and other	1,801	2,282
Total revenue	$136,821	$137,407

Total revenue decreased slightly to $136.8 million in the three months ended September 30, 2015 down from $137.4 million in the three months ended September 30, 2014. Total revenue during the three months ended September 30, 2015 and 2014, includes the unfavorable impact of $3.5 million and $6.4 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact declined $2.9 million during the three months ended September 30, 2015, compared to the same prior period. The remaining $3.5 million decrease in revenue during the three months ended September 30, 2015, is driven principally by lower advertising and hosting revenue, partly offset by an increase in sales of our email-related and domain name-related products.

Subscription Revenue. Subscription revenue decreased slightly during the three months ended September 30, 2015, to $135.0 million down from $135.1 million during the three months ended September 30, 2014. The decrease is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue was 21% lower at $1.8 million in the three months ended September 30, 2015 down from $2.3 million for the three months ended September 30, 2014. The decrease was principally driven by a lower volume of custom design professional services.

Cost of Revenue

	Three months ended September 30,
	2015	2014
	(unaudited, in thousands)
Cost of revenue	$46,410	$47,925

Cost of Revenue. Cost of revenue decreased 3% or $1.5 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The overall cost decrease was due primarily to $2.6 million of lower domain-related costs, due to lower overall volume of domains under management, as certain promotional domain products became fully amortized. The decrease was partially offset by approximately $0.4 million of higher salaries and benefits and $0.4 million of higher hosting expenses.

Our gross margin was 66% during the three months ended September 30, 2015 up from 65% during the same prior year period. Excluding the $3.5 million and $6.4 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended September 30, 2015 and 2014, respectively, gross margin was 67% for both the three months ended September 30, 2015 and 2014.

Operating Expenses

	Three months ended September 30,
	2015	2014
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$35,033	$37,454
Technology and development	6,043	7,161
General and administrative	18,756	15,257
Depreciation and amortization	13,846	20,349
Total operating expenses	$73,678	$80,221

Sales and Marketing Expenses. Sales and marketing expenses decreased 6% to $35.0 million and were 26% of total revenue during the three months ended September 30, 2015, down from $37.5 million, which was approximately 27% of revenue during the three months ended September 30, 2014. Included in the $2.4 million decrease is approximately $2.0 million of lower affiliate and online media marketing expenditures.

Technology and Development Expenses. Technology and development expenses of $6.0 million, or 4% of total revenue, declined by $1.1 million during the three months ended September 30, 2015, from $7.2 million, or 5% of total revenue during the three months ended September 30, 2014, despite our continued investments in security-related software, salaries and consulting expenses. The decline was primarily from $0.8 million of lower salaries and benefits from a higher volume of capitalized software projects that were internally developed partially offset by an increase in security-related expenses.

General and Administrative Expenses. General and administrative expenses increased $3.5 million to $18.8 million, or 14% of total revenue, during the three months ended September 30, 2015, as compared to $15.3 million, or 11% of total revenue during the three months ended September 30, 2014. Overall, during the three months ended September 30, 2015, salaries and incentive-based compensation were up a total of $3.2 million when compared to the same prior year period. In addition, regulatory fees increased $0.7 million during the three months ended September 30,2015, primarily from application fees for new registrars. Legal and corporate development expenses were down $0.4 million and $0.5 million, respectively, during the third quarter of 2015 when compared to the same prior year period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.5 million to $13.8 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Amortization expense decreased by $6.8 million during the three months ended September 30, 2015, as certain intangible assets primarily from the 2011 acquisition of Network Solutions became fully amortized in the fourth quarter 2014. Depreciation expense increased $0.3 million primarily from an increased volume of internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $5.0 million and $6.6 million for the three months ended September 30, 2015 and 2014, respectively. Included in the interest expense for each of the three months ended September 30, 2015 and 2014, is $2.9 million and $2.7 million of deferred financing fee and loan origination discount amortization, respectively. Excluding the impact of amortizing deferred financing fees and loan origination discounts, interest expense decreased $1.8 million during the third quarter ended September 30, 2015, compared to the third quarter of 2014, primarily due to the lower interest rates from the September 2014 refinance and from lower debt levels due to repayments made. In addition, we benefited from a 0.5% rate reduction on our term loan and revolving credit facility resulting from our favorable financial covenant ratios as of June 30, 2015.

Income Tax Expense. We recorded income tax expense of $5.7 million and $4.3 million during the three months ended September 30, 2015 and 2014, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2014 and 2015 reflects a net increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, and reduced by our forecasted pre-tax income for each year.

Results of Operations

Comparison of the results for the nine months ended September 30, 2015 to the results for the nine months ended September 30, 2014

The following table sets forth our key business metrics:

	Nine months ended September 30,
	2015	2014
	(unaudited)
Net subscriber additions	54,716	123,436
Average revenue per user (monthly)	$13.86	$14.75

Net subscribers increased by 54,716 customers during the nine months ended September 30, 2015, as compared to an increase of 123,436 customers during the nine months ended September 30, 2014. The increase in customers is primarily due to marketing and customer service efforts in the nine months ended September 30, 2015, as well as in prior periods. Our rolling twelve month retention rate as of September 30, 2015 was 87.6% compared to 87.9% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

Revenue

	Nine months ended September 30,
	2015	2014
	(unaudited, in thousands)
Revenue:
Subscription	$399,166	$402,954
Professional services and other	5,975	6,472
Total revenue	$405,141	$409,426

Total revenue decreased 1% to $405.1 million in the nine months ended September 30, 2015, from $409.4 million in the nine months ended September 30, 2014. Total revenue during the nine months ended September 30, 2015 and 2014, includes the unfavorable impact of $12.9 million and $20.3 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact declined $7.4 million during the nine months ended September 30, 2015, compared to the same prior period. The remaining $11.7 million decrease in revenue during the nine months ended September 30, 2015 compared to the same prior year period was principally driven by lower advertising revenue. In addition, hosting revenue declined, while email and domain-related product revenue increased slightly.

Subscription Revenue. Subscription revenue decreased 1% during the nine months ended September 30, 2015 to $399.2 million from $403.0 million during the nine months ended September 30, 2014. The decrease is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue was $6.0 million and $6.5 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease during the nine months ended September 30, 2015 was driven by lower custom design websites.

Cost of Revenue

	Nine months ended September 30,
	2015	2014
	(unaudited, in thousands)
Cost of revenue	$142,214	$143,111

Cost of Revenue. Cost of revenue decreased 1% or $0.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The slight decrease during the nine months ended September 30, 2015 was driven by $3.8 million of lower domain-related expense due to lower volumes under management as certain promotional domains became fully amortized. This decrease was partially offset by $1.3 million of higher salaries and benefits, $0.6 million of increased partner-related commissions and $0.7 million of additional hosting expense.

Our gross margin remained at 65% during the nine months ended September 30, 2015, which is consistent with the same prior year period. Excluding the $12.9 million and $20.3 million effect of the adjustment related to the fair value of acquired deferred revenue for the nine months ended September 30, 2015 and 2014, respectively, gross margin decreased from 67% to 66% during the nine months ended September 30, 2015 compared to the same prior year period. The decrease was primarily due to lower advertising revenue during the nine months ended September 30, 2015.

Operating Expenses

	Nine months ended September 30,
	2015	2014
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$106,392	$111,697
Technology and development	17,703	22,050
General and administrative	54,240	44,029
Restructuring expense	335	—
Depreciation and amortization	41,439	59,381
Total operating expenses	$220,109	$237,157

Sales and Marketing Expenses. Sales and marketing expenses decreased 5% from $111.7 million or 27% of revenue during the nine months ended September 30, 2014 to $106.4 million or 26% of revenue during the nine months ended September 30, 2015. The $5.3 million decrease was driven from approximately $7.6 million of lower investments in sales and marketing activities including corporate sponsorships, direct response television advertising, and online marketing expenditures. These decreases were partially offset by higher salaries and benefits of $3.0 million from the inclusion of Scoot that was acquired in July 2014.

Technology and Development Expenses. Technology and development expenses decreased 20% to $17.7 million, or 4% of total revenue, during the nine months ended September 30, 2015 down from $22.1 million, or 5% of total revenue during the nine months ended September 30, 2014, despite our continued investments in security-related software, salaries and consulting expenses. The decrease was driven by approximately $2.6 million of lower salary and compensation expense resulting from increased labor dollars being capitalized in connection with internally developed software projects during the nine months ended September 30, 2015 when compared to the same prior year period. In addition, software support and data center fees decreased by $1.4 million during the nine months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses increased 23% to $54.2 million, or 13% of total revenue, during the nine months ended September 30, 2015, up from $44.0 million or 11% of total revenue during the nine months ended September 30, 2014. Overall, during the nine months ended September 30, 2015, salary and incentive-based compensation expense increased approximately $6.5 million, professional services and audit-related fees were up a total of $1.2 million and data support services increased $1.0 million, when compared to the same prior year period. In addition, we incurred about $1.3 million of application fees for new registrars during the nine months ended September 30, 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $41.4 million during the nine months ended September 30, 2015 from $59.4 million during the nine months ended September 30, 2014. Amortization expense decreased by $19.7 million during the nine months ended September 30, 2015, compared to the same prior year period as certain intangible assets related to the 2011 acquisition of Network Solutions were fully amortized, while depreciation expense increased $1.7 million primarily from an increased volume of internally developed software projects that were put in service.

Interest Expense, net. Net interest expense totaled $15.4 million and $21.4 million for the nine months ended September 30, 2015 and 2014, respectively. Included in interest expense during the nine months ended September 30, 2015 and 2014 was $8.5 million and $8.2 million of amortization of debt issuance costs, respectively. Excluding amortization, interest expense decreased $6.3 million during the nine months ended September 30, 2015 primarily from lower rates resulting from the September 2014 refinance and from lower overall debt levels. In addition, we benefited from a 0.5% rate reduction on our term loan and revolving credit facility resulting from our financial covenant ratios as of June 30, 2015.

Income Tax Expense. We recorded an income tax expense of $14.4 million and $9.7 million during the nine months ended September 30, 2015 and 2014, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2014 and 2015 reflects a net increase in our projected year-end valuation allowance related to an increase in our non-reversing deferred tax liabilities, and reduced by our forecasted pre-tax income for each year.

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

Outlook. For the remainder of 2015 we expect flat to declining revenue versus the third quarter of 2015. This is due to increased churn and lower sales principally due to the data breach that was disclosed in August of 2015. Over the longer term we continue to believe that we have the potential for additional revenue growth as we made significant progress in addressing the issues that have been impacting our Do-It-Yourself ("DIY") and Do-It-For-Me ("DIFM") website and online marketing offerings during the second half of 2014. In 2015, we have started our plan to further differentiate our DIY offerings with a modified approach to the market, which is called "Do-It-With-Me" which will provide our DIY customers with an opportunity to speak and work with us via chat, email or telephone while they are building their websites. In addition, we continue to work with our partners to increase the level of high quality lead flow in the DIFM business channel.

As we look ahead we are confident we have identified issues impacting our business and have taken steps towards improved revenue growth over time. We will continue to use strong cash flows to pay down debt, repurchase common stock and fund marketing investments.  As the impact of the fair market value adjustment to deferred revenue acquired in the Network Solutions and Register.com LP transactions continues to decrease even further during 2015, we expect gross margins to improve.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, (in thousands):

Nine months ended September 30,
2015	2014

	(unaudited, in thousands)
Net cash provided by operating activities	$112,570	$80,856
Net cash used in investing activities	(12,487)	(32,072)
Net cash used in financing activities	(104,172)	(46,679)
Effect of exchange rate changes on cash	(3)	(11)
(Decrease) increase in cash and cash equivalents	$(4,092)	$2,094

Cash Flows

As of September 30, 2015, we had $18.4 million of cash and cash equivalents and $141.2 million in negative working capital, as compared to $22.5 million of cash and cash equivalents and $118.0 million in negative working capital as of December 31, 2014. The unfavorable change in working capital is primarily due to increases in deferred revenue, accrued compensation and benefits and accounts receivable. The majority of the negative working capital is due to significant balances of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements.

Net cash provided by operations for the nine months ended September 30, 2015 increased $31.7 million from the nine months ended September 30, 2014, primarily due to lower cash interest payments and favorable changes in working capital during the nine months ended September 30, 2015. The working capital changes are primarily due to lower annual performance bonuses paid in the nine months ended September 30, 2015 compared to 2014 and from accounts receivable, deferred expense and accounts payable timing.

Net cash used in investing activities during the nine months ended September 30, 2015 was $12.5 million, as compared to $32.1 million in the nine months ended September 30, 2014. Capital expenditures during the nine months ended September 30, 2015 were $1.6 million lower during the same prior year period primarily due to a decrease in data center spending, partially offset by a higher volume of internally developed software projects. The quarter ended March 31, 2014 included a $7.4 million payment for the acquisition of SnapNames.com, Inc. from KeyDrive S.A. in February 2014. In July 2014 we paid $12.1 million in cash and issued 213,200 shares of our common stock to acquire 100% of the equity interests in Touch Local Limited ("Scoot"), the operator of an online business directory network in the United Kingdom. During the nine months ended September 30, 2015, the final working capital hold back of $0.5 million was paid to KeyDrive S.A. and recorded as an investing cash outflow. In addition, the final hold back of $0.9 million was paid to the sellers of Scoot in July 2015. See Note 2, Business Combinations, for additional information surrounding these purchases.

Net cash used in financing activities reflects a $67.5 million reduction of outstanding debt as principal payments were made during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, common stock repurchases of 2.0 million common shares totaling $40.9 million were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options decreased by $2.5 million to $6.6 million in the nine months ended September 30, 2015 when compared to the same prior year period. Approximately $2.3 million and $5.2 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the nine months ended September 30, 2015 and 2014, respectively. The third quarter ended September 30, 2014 included $3.7 million of debt issuance costs related to the September 2014 refinancing.

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

Outstanding debt as of September 30, 2015 for purposes of the First Lien Net Leverage Ratio was approximately $206.9 million. The covenant calculations as of September 30, 2015 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of September 30, 2015	Ratio at September 30, 2015	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 2.75	1.39	1.36
Consolidated Interest Coverage Ratio	Greater than 2.00	15.39	13.39

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

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. Web.com excludes from non-GAAP operating income and non-GAAP operating margin, the amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, and stock-based compensation charges. Management believes that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands, except for per share data and percentages):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$136,821	$137,407	$405,141	$409,426
Fair value adjustment to deferred revenue	3,547	6,425	12,892	20,308
Non-GAAP revenue	$140,368	$143,832	$418,033	$429,734

Reconciliation of GAAP net income (loss) to non-GAAP net income
GAAP net income (loss)	$6,094	$(3,419)	$12,983	$(3,722)
Amortization of intangibles	9,827	16,653	29,466	49,157
Stock based compensation	5,067	5,085	15,251	14,527
Income tax expense	5,673	4,250	14,437	9,658
Restructuring expense	—	—	335	—
Corporate development	—	459	597	499
Amortization of debt discounts and fees	2,872	2,678	8,492	8,186
Cash income tax expense	(725)	(345)	(1,512)	(744)
Fair value adjustment to deferred revenue	3,547	6,425	12,892	20,308
Fair value adjustment to deferred expense	147	242	504	812
Loss on debt extinguishment	—	1,838	—	1,838
Non-GAAP net income	$32,502	$33,866	$93,445	$100,519

Reconciliation of GAAP net income (loss) per basic share to non-GAAP net income per basic share
GAAP net income (loss) per basic share	$0.12	$(0.07)	$0.26	$(0.07)
Amortization of intangibles	0.20	0.33	0.57	0.96
Stock based compensation	0.10	0.10	0.30	0.29
Income tax expense	0.11	0.08	0.29	0.19
Restructuring expense	—	—	0.01	—
Corporate development	—	0.01	0.01	0.01
Amortization of debt discounts and fees	0.06	0.05	0.17	0.15
Cash income tax expense	(0.01)	(0.01)	(0.03)	(0.01)
Fair value adjustment to deferred revenue	0.07	0.13	0.26	0.40
Fair value adjustment to deferred expense	—	—	0.01	0.02
Loss on debt extinguishment	—	0.04	—	0.04
Non-GAAP net income per basic share	$0.65	$0.66	$1.85	$1.98

Diluted weighted average shares
Diluted shares:
Basic weighted average common shares	50,035	51,234	50,420	50,794

Diluted stock options	1,907	2,166	1,704	3,049
Diluted restricted stock	370	381	353	583
Total diluted weighted average common shares	52,312	53,781	52,477	54,426

Reconciliation of GAAP net income (loss) per diluted share to Non-GAAP net income per diluted share
GAAP net income (loss) per diluted share	$0.12	$(0.07)	$0.25	$(0.07)
Diluted equity	—	0.01	—	—
Amortization of intangibles	0.18	0.31	0.55	0.91
Stock based compensation	0.10	0.10	0.29	0.27
Income tax expense	0.11	0.08	0.28	0.18
Restructuring expense	—	—	0.01	—
Corporate development	—	0.01	0.01	0.01
Amortization of debt discounts and fees	0.05	0.05	0.16	0.15
Cash income tax expense	(0.01)	(0.01)	(0.03)	(0.01)
Fair value adjustment to deferred revenue	0.07	0.12	0.25	0.37
Fair value adjustment to deferred expense	—	—	0.01	0.01
Loss on debt extinguishment	—	0.03	—	0.03
Non-GAAP net income per diluted share	$0.62	$0.63	$1.78	$1.85

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$16,733	$9,261	$42,818	$29,158
Amortization of intangibles	9,827	16,653	29,466	49,157
Stock based compensation	5,067	5,085	15,251	14,527
Restructuring expense	—	—	335	—
Corporate development	—	459	597	499
Fair value adjustment to deferred revenue	3,547	6,425	12,892	20,308
Fair value adjustment to deferred expense	147	242	504	812
Non-GAAP operating income	$35,321	$38,125	$101,863	$114,461

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	12%	7%	11%	7%
Amortization of intangibles	6	11	6	12
Stock based compensation	4	4	4	3
Restructuring expense	—	—	—	—
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	3	5	3	5
Fair value adjustment to deferred expense	—	—	—	—
Non-GAAP operating margin	25%	27%	24%	27%

Reconciliation of GAAP operating income to adjusted EBITDA
GAAP operating income	$16,733	$9,261	$42,818	$29,158
Depreciation and amortization	13,846	20,349	41,439	59,381
Stock based compensation	5,067	5,085	15,251	14,527
Restructuring expense	—	—	335	—
Corporate development	—	459	597	499
Fair value adjustment to deferred revenue	3,547	6,425	12,892	20,308
Fair value adjustment to deferred expense	147	242	504	812

Adjusted EBITDA	$39,340	$41,821	$113,836	$124,685

Reconciliation of GAAP operating margin to adjusted EBITDA margin
GAAP operating margin	12%	7%	11%	7%
Depreciation and amortization	9	14	9	14
Stock based compensation	4	4	4	3
Restructuring expense	—	—	—	—
Corporate development	—	—	—	—
Fair value adjustment to deferred revenue	3	4	3	5
Fair value adjustment to deferred expense	—	—	—	—
Adjusted EBITDA margin	28%	29%	27%	29%

Reconciliation of GAAP gross profit to non-GAAP gross profit
Gross Profit	$90,411	$89,482	$262,927	$266,315
Fair value adjustment to deferred revenue	3,547	6,425	12,892	20,308
Fair value adjustment to deferred cost	147	242	504	812
Stock based compensation	467	523	1,487	1,545
Non-GAAP gross profit	$94,572	$96,672	$277,810	$288,980
Non-GAAP gross margin	67%	67%	66%	67%

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$35,159	$25,107	$112,570	$80,856
Capital expenditures	(3,246)	(4,557)	(11,157)	(12,784)
Free cash flow	$31,913	$20,550	101,413	68,072

Revenue
Subscription	$135,020	$135,125	$399,166	$402,954
Professional services and other	1,801	2,282	5,975	6,472
Total	$136,821	$137,407	$405,141	$409,426

Stock based compensation
Cost of revenue	$467	$523	$1,487	$1,545
Sales and marketing	1,160	1,246	3,609	3,648
Technology and development	771	815	2,281	2,360
General and administrative	2,669	2,501	7,874	6,974
Total	$5,067	$5,085	$15,251	$14,527

Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. Although the results of these legal actions in which we are involved cannot be predicted with any certainty, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. Defending these legal actions in which we are involved is costly and can impose significant burden on management and there can be no assurance that favorable final outcomes will be obtained. At September 30, 2015, there were no material legal matters that were reasonably possible or estimable.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, are set forth below and are unchanged substantively at September 30, 2015.

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
We have been adversely affected by information security breaches and cyber security attacks and could be adversely affected by breaches or attacks in the future.
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
For example, on August 13, 2015, we were subject to an unauthorized breach of one of our computer systems. As a result of this attack, the credit card information of approximately 93,000 customers (of the company's over 3.3 million customers) may have been compromised. If our security measures are breached again as a result of third-party action, employee error or otherwise, and as a result our customers' data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyberattack could well exceed any such insurance coverage.
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
We were profitable for the three and nine months ended September 30, 2015, but we were not profitable for the years ended December 31, 2014, 2013 and 2012 and we may not stay profitable in the future.
We were profitable for the three and nine months ended September 30, 2015 but we were not profitable for the years ended December 31, 2014, 2013 and 2012, and may not be profitable in future years. As of September 30, 2015, we had an accumulated deficit of approximately $357.6 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. Accordingly, we will need to increase our revenue to be able to again achieve and, if achieved, to later maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of September 30, 2015, we had $225.3 million aggregate principal amount of our Term Loan and Revolving Credit Facility (defined above in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
July 1-July 31, 2015	87,648	$23.64	87,648	$57,167,707
August 1-August 31, 2015	188,965	22.90	188,965	$52,840,752
September 1-September 30, 2015	206,200	22.09	206,200	$48,284,938
Total	482,813	$22.69	482,813	$48,284,938

(*)
The share repurchases, totaling $11.0 million in the three months ended September 30, 2015, were made under our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

Web.com Group, Inc.
(Registrant)

October 30, 2015	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (1)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (2)
3.3	Certificate of Ownership and Merger of Registration (3)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (3)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (4)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (5)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
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