Form 10-K
period 2015-12-31
WEB.COM GROUP, INC.
filed 2016-02-26
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $884,286,659 as of June 30, 2015 based on the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.
Common Stock, par value $0.001 per share, outstanding as of February 22, 2016: 50,232,359

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business.
Web.com Group, Inc. (referred to as "we", “the Company”, “Web.com Group, Inc.” or “Web.com” herein) provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. Headquartered in Jacksonville, Florida, Web.com is a publicly traded company (NASDAQ: WEB) serving approximately 3.4 million customers, primarily in North America, with approximately 2,200 employees in North America, South America and the United Kingdom.
Web.com was incorporated under the General Corporation Law of the State of Delaware on March 2, 1999 as Website Pros, Inc. We offered common stock to the public for the first time on November 1, 2005 as Website Pros (NASDAQ: WSPI) and began trading as Web.com (NASDAQ: WWWW) following our acquisition of the legacy Web.com business in September 2007. On November 9, 2015, the Company changed its trading symbol from WWWW to WEB, which continues to be traded on the NASDAQ.
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

What We Do
Using a consultative approach, Web.com offers small businesses one-stop shopping for an array of effective, affordable online products and services that will help drive their businesses. We have positioned ourselves as a partner to small businesses across all phases of their adoption of Internet marketing, from their initial entry onto the web to more advanced online marketing solutions. As a global domain registrar, we enable small businesses to establish an online presence by buying a domain name. This basic service is the entry point to greater value-added offerings, which span the range of customer budgets and expertise, from inexpensive Do-It-Yourself ("DIY") websites and e-mail hosting for the technically-savvy to Do-It-For-Me ("DIFM") custom website design services, online marketing, social media and eCommerce solutions for those needing full service. In 2015, we have started our plan to further differentiate our DIY offerings with a modified approach to the market, which is called "Do-It-With-Me" ("DIWM"), which provides our DIY customers with an opportunity to speak and work with us via chat, email or telephone while they are building their websites. We are frequently the technology enabler between small businesses and Internet innovators such as Google and Facebook, allowing the small business customer to take advantage of today’s online and social media outreach.
Through the combination of proprietary software, automated workflow processes, and specialized workforce development and management techniques, Web.com achieves production efficiencies that enable us to offer sophisticated web services at affordable, monthly subscription rates.
Our Services and Products
Our goal is to provide a broad range of web services and products that enable small businesses to establish, maintain, promote, and optimize their online presence. Customers can subscribe to bundled products that meet a variety of needs, and which can be enhanced with additional services. Alternatively, they can choose to purchase ‘a la carte’ solutions for specific solutions.
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
Do-It-For-Me Web Solutions
We have created these services to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing an Internet presence to ultimately drive leads to the small business owner. Since access to these services is through an affordable monthly subscription, these proprietors can have an effective online presence with a minimum outlay of resources. We bundle the most needed products in an efficient manner so the small business owner can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com. Some of our DIFM solutions include:

•	Custom Website. A custom website with built-in marketing, analytics and hosting.

•	Ignite. Enables websites to be promoted in dozens of major directories.

•	Facebook Boost. Design or update our customers' Business Profile page on Facebook including monthly advertising and postings.

•	eCommerce. Design, setup and configure the online store and shopping cart.
Do-It-Yourself Web Solutions
We offer a variety of DIY website building and marketing solutions for small businesses that want to build their own websites or enhance their websites with online marketing. Our DIY services include:

•
Hosting services. We offer core products that are standardized. Our scalable managed hosting services place numerous customers on a single shared server, a cost benefit that is passed along to the customer.

•
Website Builder. Our Website Builder package is an easy-to-use website building tool which includes thousands of starter templates so users can customize their design.  In addition, we combine our easy-to-use DIY tools with our customer support and coaching to assist our customers in building their website.

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

•	E-mail Services. We offer e-mail products with features our customers need: e-mail accounts, storage, spam and virus protection, webmail and document sharing.
Online Marketing Services
Business success on the Internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like Google TM , Yahoo! and Bing, and we have expertise in providing pay-per-click advertising as well. Our online marketing proficiency has been recognized by our selection as a Google AdWords Premier Small Business Partner and as a Yahoo! Local Ambassador. Some of our online marketing products include:

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

•
Directory Listings. An online search directory that gives businesses online exposure to ensure that each business maximizes its potential in order to attract new customers. A local business listing typically contains business name, address, phone number, as well as, other details.

Sales Channels
The sales organization for our web services and products comprises several distinct sales channels, including:
Online.  We primarily promote our services through the Web.com, Network Solutions.com and Register.com websites. To drive potential customers to these sites, we engage in online marketing and advertising campaigns, and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including our products on their websites and by including services in their ongoing marketing and promotional efforts with their customers.
Outbound and Inbound Telesales.  We utilize our telesales organization to cross-sell and up-sell our full product offerings to our entire customer base. In addition, we target customer lists provided by companies with which we have strategic marketing relationships. We believe that the relationships our customers have with their strategic partners enhances the ability to reach a decision maker, make a presentation, have our offer considered, and close the sale during the initial call. In addition, we maintain a separate team of sales specialists specifically focused on responding to inbound inquiries generated by programs initiated by the company and its strategic marketing partners through a mix of e-mail, direct mail, website, direct response television (DRTV) and other marketing efforts to help promote services to prospective customers.
Direct Response Television and Radio.   We have expanded our efforts of promoting Do-It-For-Me products through television and radio advertising campaigns. In addition to legacy ads supporting our Custom Website and Facebook TM Boost by Web.com solutions, we have branded DRTV spots, which describe us and feature real customers who have derived significant business value from our solutions.
Local Direct Sales. We have a direct sales “Feet on the Street” initiative in over 20 geographic markets throughout the United States, and expect to expand our penetration by expanding our inside sales organization to complement the markets where we do not have a physical presence. Our local sales teams are equipped to sell a full complement of solutions including Leads by Web, Custom Website Design, Social Media and Paid Search programs.
Branding.   In 2012, we entered a 10-year agreement to become the umbrella sponsor of the renamed Web.com Tour (formerly the Nationwide Tour), and an official marketing partner of the PGA TOUR. As a sponsor, our brand name has gained heightened visibility, and we believe this relationship will help us reach our target market of small business owners. In addition, in many Web.com Tour, PGA TOUR, and Champions Tour markets we host free, small educational seminars designed to help small businesses learn how to be successful on the Internet as part of an initiative to bring additional benefit to communities where events are held, which in turn helps reach more of our target market.
Reseller, Affiliate Network and Private Label Partners.   We have developed affiliate partners and resellers who sell our services and provide additional opportunities to up-sell and cross-sell Do-It-For-Me services. We have worked closely with these resellers to develop sales support and fulfillment processes that integrate with the resellers’ sales, service, support, and billing practices. We provide ongoing marketing and technical support for our partners to ensure a positive customer experience for their end customers. Additionally, we provide these resellers with training and sales materials to support the web services being offered.
Marketing
Our marketing activities are principally focused on acquiring new subscribers and promoting additional products and services to our existing customers. Our marketing activities include:

•	Websites: Web.com, NetworkSolutions.com, Register.com, Leads.com, Leads by Web.com, 1ShoppingCart.com, RenovationExperts.com, SolidCactus.com, Submitawebsite.com, Scoot.co.uk, and Snapnames.com;
•DRTV and radio advertising;
•Search engine and other online advertising;
•Targeted e-mail and direct response campaigns to prospects and customers;
•Affiliate programs; and
•Sponsorships.

Customers
As of December 31, 2015, we had approximately 3.4 million customers. We generally target small businesses with less than 20 employees. We seek to create long-term relationships with these businesses by helping them leverage the Internet as a channel to promote and grow their business.
Data Security
We maintain major operational facilities in Jacksonville, Florida; Atlanta, Georgia; Herndon, Virginia; Spokane, Washington; Hazleton, Pennsylvania; Barrie, Ontario; and Yarmouth, Nova Scotia for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC); which are staffed 24 hours a day, seven days a week. The servers that provide our customers’ website data to the Internet are located within third-party co-location facilities in Jacksonville, Florida and Atlanta, Georgia. These co-location facilities have a secured network infrastructure including intrusion detection at the router level, full network traffic monitoring, end point monitoring, data collection and event reporting. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities also provide multiple Internet carriers to help ensure bandwidth is available to our customers. The availability of electric power at the co-location facilities is provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities.
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

Competition
The market for web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, website designers, domain name registrars, Internet service providers, Internet search engine providers, local business directory providers, eCommerce service providers, lead generation companies and hosting companies. Some of the companies we compete with are: GoDaddy, Endurance International Group, 1&1 Internet, and Wix.com, Ltd. Some of our competitors have greater resources, more brand recognition, larger installed bases of customers than we do, and we cannot ensure that we will be able to compete favorably against them or our other competitors.
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

Intellectual Property
Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2015, we owned 47 issued U.S. patents. We also have several additional patent applications pending but not yet issued.
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
Employees
As of December 31, 2015, we had approximately 2,200 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Available Information
We make available free of charge on or through our investor relations website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission ("SEC").
You may read and copy this Form 10-K at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.
Item 1A. Risk Factors.
In evaluating Web.com and our business, you should carefully consider the risks and uncertainties set forth below, together with all of the other information in this report. The following risks should be read in conjunction with our “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. If any of the following risks occur, our business, financial condition, operating results or prospects could be harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Our operating results are difficult to predict and fluctuations in our performance may result in volatility in the market price of our common stock.
Due to our evolving business model and the unpredictability of our evolving industry our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' requirements;

•	the renewal rates and renewal terms for our services;

•	changes in our pricing policies;

•	the introduction of new services and products by us or our competitors;

•	our ability to hire, train and retain members of our sales force;

•	the rate of expansion and effectiveness of our sales force;

•	technical difficulties or interruptions in our services;

•	general economic conditions;

•	additional investment in our services or operations;

•	our ability to successfully identify acquisition targets and integrate acquired businesses and technologies; and

•	our success in maintaining and adding strategic marketing relationships.
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
We may expand through acquisitions of, or investments in, other companies or technologies, which may result in additional dilution to our stockholders, consume resources that may be necessary to sustain our business and increase debt for funding acquisitions.
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
System and Internet failures could harm our reputation, cause our customers to request reimbursement for services paid for and not received or cause our customers to seek another provider for services.
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
We may become a target of government investigations, private claims, or lawsuits, involving but not limited to general business, patent, or employee matters, including consumer class actions challenging our business practices. Such proceedings may initially be viewed as immaterial but could prove to be material. Litigation is inherently unpredictable, and excessive verdicts do occur. Adverse outcomes could result in significant monetary damages, including indemnification payments, or injunctive relief that could adversely affect our ability to conduct our business. Given the inherent uncertainties in litigation, even when we are able to reasonably estimate the amount of possible loss or range of loss and therefore record an aggregate litigation accrual for probable and reasonably estimable loss contingencies, the accrual may change in the future due to new developments or changes in approach. In addition, such investigations, claims and lawsuits could involve significant expense or divert management's attention and resources from other matters.

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
Mobile devices are increasingly being used to access the Internet, and our cloud-based and mobile support products may not operate or be as effective when accessed through these devices, which could harm our business.

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

Our failure to build and maintain brand awareness could compromise our ability to compete and to grow our business.
As a result of the highly competitive nature of our market, and the likelihood that we will face competition from new entrants, we believe our own brand name recognition and reputation are important. If we do not continue to build and maintain brand awareness, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.
Providing web services and products to small businesses designed to allow them to Internet-enable their businesses is a fragmented and changing market; if this market fails to grow, we will not be able to grow our business.
Our success depends on a significant number of small businesses outsourcing website design, hosting, and management as well as adopting other online business solutions. The market for our web services and products is relatively fragmented and constantly changing. Custom website development has been the predominant method of Internet enablement, and small businesses may be slow to adopt our template-based web services and products. Further, if small businesses determine that having an online presence is not giving their businesses any advantages, they would be less likely to purchase our web services and products. If the market for our web services and products fails to grow or grows more slowly than we currently anticipate, or if our web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.
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
We were profitable for the year ended December 31, 2015, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not stay profitable in the future.
We were profitable for the year ended December 31, 2015 but we were not profitable for the years ended December 31, 2014, 2013, and may not be profitable in future years. As of December 31, 2015, we had an accumulated deficit of approximately $280.6 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of December 31, 2015, we had $197.5 million aggregate principal amount of our Term Loan and Revolving Credit Facility (defined in Note 4, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. In addition, in connection with our proposed acquisition of Yodle, Inc., we entered into an Amendment to Credit Agreement, dated as of February 11, 2016, of our Term Loan and Revolving Credit Facility pursuant to which certain of our lenders have committed to provide an additional $200.0 million of senior secured term loans, the proceeds of which, together with revolving loans and certain cash on hand of Yodle, would be used to (i) refinance certain outstanding debt of Yodle, (ii) pay the acquisition consideration, and (iii) pay any fees and expenses in connection with any of the foregoing. The commitment to provide the term loans and revolving loans is subject to certain conditions, including the closing of the acquisition and other customary closing conditions. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
If we fail to comply with the established rules of credit card associations, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would adversely affect on our business and financial condition.

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
One of our business strategies is to acquire complementary services, technologies or businesses. The success of any future acquisition, such as our proposed acquisition of Yodle, will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.

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
A key element of our strategy is to combine a variety of functionalities in our web service offerings to provide our customers with comprehensive online solutions, such as Internet search optimization, local yellow pages listings, and eCommerce capabilities. We provide many of these services through arrangements with third parties, and our continued ability to obtain and provide these services at a low cost is central to the success of our business. For example, we currently have agreements with several service providers that enable us to provide, at a low cost, Internet yellow pages advertising. However, these agreements may be terminated on short notice, typically 30 to 90 days, without penalty. If any of these third parties were to terminate their relationships with us, or to modify the economic terms of these arrangements, we could lose our ability to provide these services at a cost-effective price to our customers, which could cause our revenue to decline or our costs to increase.
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
To date, government regulations have not materially restricted the use of the Internet in most parts of the world. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. New laws may be passed, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

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
The adoption of any new laws or regulations, or the application or interpretation of existing laws or regulations to the Internet, could hinder growth in use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communication, ecommerce and advertising. In addition, such changes in laws could increase our costs of doing business, subject our business to increased liability or prevent us from delivering our services over the Internet, thereby harming our business and results of operations.
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
We are subject to export control and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control, or OFAC. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
We might require additional capital to support our growth, and this capital might not be available on acceptable terms or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products, enhance our existing web services, or our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds.
In the event of another global financial crisis, such as the one experienced in 2008, which included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit and substantial reductions or fluctuations in equity and currency values worldwide, may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
The Company's ability to use its net operating loss carry forwards ("NOLs") to offset future taxable income may be limited if taxable income does not reach sufficient levels, or as a result of a change in control which could limit available NOLs.
As of December 31, 2015, the Company has U.S. Federal NOLs of approximately $191.3 million (excluding $74.0 million related to excess tax benefits for stock-based compensation tax deductions in excess of book compensation which will be credited to additional paid-in capital when such deductions reduce taxes payable, as determined on a “with-and-without” basis) available to offset future taxable income which expire between 2020 and 2033. These NOLs are subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company estimates that at least $137.7 million of these NOLs will be available during the carry forward period based on our existing Section 382 limitations.
If the Company experiences any future “ownership change” as defined in Section 382 of the Code, the Company's ability to utilize its U.S. Federal NOLs could be further limited. Similar results could apply to our U.S. state NOLs because the states in which we operate generally follow Section 382.
As of December 31, 2015, the Company also had $63.8 million of NOLs in the United Kingdom related to Scoot, of which the substantial portion was incurred in pre-acquisition periods. Although not subject to expiration, pre-acquisition NOLs could be eliminated under certain circumstances, as determined under applicable tax laws in the United Kingdom, in the 3 year periods both before and after the acquisition date. Although the Company does not believe the pre-acquisition NOLs are subject to any such limitations to date, future activities could subject these NOLs to limitation. As of December 31, 2015, the Company's valuation allowance includes $60.8 million of these NOLs as it is not more likely than not that this portion of the NOLs will be realized based on the expected reversals of existing deferred tax liabilities.
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
Growth in our business may place a strain on our management, administrative, and sales and marketing infrastructure. If we fail to successfully manage our growth, our business could be disrupted, and our ability to operate our business profitably could suffer. Growth in our employee base may be required to expand our customer base and to continue to develop and enhance our web service and product offerings. To manage growth of our operations and personnel, we will need to enhance our operational, financial, and management controls and our reporting systems and procedures. This will require additional personnel and capital investments, which will increase our cost base. The growth in our fixed cost base may make it more difficult for us to reduce expenses in the short term to offset any shortfalls in revenue.
If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.
Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess and our auditors attest to the design and operating effectiveness of our internal control over financial reporting. Our ability to comply with the annual internal control report requirement in future years will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex as we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Global Select Market, either of which would harm our stock price.
We are dependent on our executive officers, and the loss of any key personnel may compromise our ability to successfully manage our business and pursue our growth strategy.
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
Activities of customers or the content of their websites could damage our reputation and brand or harm our business and financial results.

As a provider of domain name registration and hosting products and services, we may be subject to potential liability for the activities of our customers in connection with their use (including their misuse) of our offerings. Although our agreements with our customers prohibit unauthorized use of our products and services and permit us to take appropriate actions for such use, customers may nonetheless engage in prohibited activities, which could subject us to liability. Our reputation and brand may also be negatively impacted by the actions of customers. We do not proactively monitor or review the appropriateness of customers’ use of our products or services, and we do not have control over customer activities. While we have safeguards in place, these mechanisms may not be sufficient to avoid harm to our reputation and brand.

Certain federal statutes may apply to us with respect to various activities of our customers, including: the Digital Millennium Copyright Act of 1998 (“DMCA”); the Communications Decency Act of 1996 (“CDA”); and the Anticybersquatting Consumer Protection Act (“ACPA”). The DMCA and the CDA generally protect online service providers like us from liability for certain activities of their customers. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts committed by others. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances.

Changes to these laws and/or court rulings in pending or future litigation may narrow the scope of protection afforded us. Regardless of these protections, the activities of our customers may result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
 The Company owns a 32,780 square foot building in Spokane, Washington, in which a web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Technology administrative center	Herndon, VA	43,874	December 2020
Sales and customer support operations center	Hazleton, PA	39,429	January 2018
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	August 2017
Sales and customer support operations center	Jacksonville, FL	19,456	July 2019
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Technology administrative center	Atlanta, GA	10,235	April 2016
Technology administrative center	Buenos Aires, Argentina	10,000	December 2016
Sales and customer support operations center	Stockton, England, United Kingdom	10,000	March 2022
Technology administrative center	Atlanta, GA	9,959	October 2021
eCommerce operations center	Barrie, Ontario, Canada	5,774	May 2017
Technology administrative center	Portland, OR	5,650	March 2017
Technology data center	Atlanta, GA	4,000	May 2022
Administrative and finance operations	London, England, United Kingdom	1,600	April 2016
The Company also has short-term leases for approximately 20 geographic markets throughout the United States for the Local Direct Sales “Feet on the Street” initiative.

Item 3. Legal Proceedings.
From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. Although the results of these legal actions in which we are involved cannot be predicted with any certainty, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. Defending these legal actions in which we are involved is costly and can impose significant burden on management and there can be no assurance that favorable final outcomes will be obtained. At December 31, 2015, there were no material legal matters that were reasonably possible or estimable.

On February 2, 2016, a putative class action was filed in the United States District Court for the Northern District of California against the Company. The complaint arises from the data breach discovered and disclosed by the Company in August 2015, and alleges that the Company violated the California Unfair Competition Law, the California Data Breach Act and the implied covenant of good faith and fair dealing, and a claim for money had and received. The plaintiff seeks unspecified monetary damages, restitution, injunctive relief, and other relief against the Company.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Effective November 10, 2015, our common stock began trading under the ticker symbol "WEB" on the NASDAQ Global Select Market. Prior to that, our common stock traded under the symbol "WWWW" from January 3, 2011 to November 9, 2015, also on the NASDAQ Global Select Market. From October 27, 2008 to January 2, 2011, our common stock was listed on the NASDAQ Global Market under the symbol “WWWW”. Prior to October 27, 2008, our common stock was listed on the NASDAQ Global Market under the symbol “WSPI”. Prior to November 1, 2005, there was no public market for our common stock. The following table sets forth the high and low stock prices of our common stock for the last two fiscal years as reported on the NASDAQ Global Select Market, as appropriate.

	2015		2014
	High	Low	High	Low
First Quarter	$19.31	$14.52	$37.72	$29.86
Second Quarter	$24.34	$18.15	$36.50	$26.32
Third Quarter	$26.04	$20.25	$29.66	$18.61
Fourth Quarter	$25.00	$19.93	$20.90	$14.71

The closing price for our common stock as reported by the NASDAQ Global Select Market on February 22, 2016 was $17.75 per common share. As of February 22, 2016, there were 608 stockholders of record of our common stock, not including those shares held in street or nominee name.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. None of our outstanding capital stock is entitled to any dividends and any future determination to pay dividends will be subject to the limitations set forth in our credit agreements and will be at the discretion of our board of directors.
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2015 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (*)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
October 1 - October 31, 2015	147,100	$22.28	147,100	$45,006,838
November 1 - November 30, 2015	88,700	$23.99	88,700	$42,879,151
December 1 - December 31, 2015	189,800	$22.56	189,800	$38,598,196
Total	425,600	$22.76	425,600	$38,598,196

(*)
Cumulative repurchases of 3.1 million common shares totaling $61.4 million have been made since we announced our stock repurchase program on November 5, 2014, which authorizes the repurchase of up to an aggregate of $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. During the three months ended December 31, 2015, 425,600 shares totaling $9.7 million were repurchased. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Stock Performance Graph
The graph below compares the cumulative total return of our common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Internet Composite index and two customized peer group of nine companies and seventeen companies, respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2010 and its relative performance is tracked through December 31, 2015.
(1) There are nine companies included in the company's old peer group which are: Cimpress N.V., Comscore, Inc., Demand Media, Inc., Internap Corporation, Linkedin Corporation, Pandora Media, Inc., United Online, Inc., Verisign, Inc. and Webmd Health Corp.
(2) The seventeen companies included in the Company's current customized peer group are: Angie's List, Inc., Cimpress N.V., Comscore, Inc., Concurrent Technologies Plc, Constant Contact, Inc., Demand Media, Inc., Earthlink Holdings Corp., Endurance International Group Holdings, Inc., Godaddy Inc., Internap Corporation, Monster Worldwide, Inc., Netsuite Inc., Pandora Media, Inc., United Online, Inc., Verisign, Inc., Webmd Health Corp. and Yelp Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Web.com Group, Inc., the NASDAQ Composite Index, the RDG Internet Composite Index, Old Peer Group and New Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Web.com Group, Inc.
NASDAQ Composite
RDG Internet Composite
Old Peer Group
New Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference to any filing of Web.com under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2015 (3,4)	2014 (1,3,4)	2013 (1,3,4)	2012 (1,3,4)	2011 (2,3,4)
	(in thousands, except per share data)
Consolidated Statement of Comprehensive Income:
Revenue	$543,461	$543,937	$492,315	$407,646	$199,205
Income (loss) from operations	$61,714	$37,663	$10,241	$(36,010)	$(40,767)
Net income (loss) from continuing operations	$89,961	$(12,458)	$(65,664)	$(122,217)	$(12,509)
Income from discontinued operations	$—	$—	$—	$—	$200
Net income (loss)	$89,961	$(12,458)	$(65,664)	$(122,217)	$(12,309)
Basic income (loss) from continuing operations per common share	$1.79	$(0.24)	$(1.34)	$(2.61)	$(0.41)
Basic net income from discontinued operations per common share	$—	$—	$—	$—	$0.01
Basic income (loss) per common share	$1.79	$(0.24)	$(1.34)	$(2.61)	$(0.40)
Diluted net income (loss) from continuing operations per common share	$1.72	$(0.24)	$(1.34)	$(2.61)	$(0.41)
Diluted net income from discontinued operations per common share	$—	$—	$—	$—	$0.01
Diluted income (loss) per common share	$1.72	$(0.24)	$(1.34)	$(2.61)	$(0.40)
Basic weighted average common shares outstanding	50,243	50,920	48,947	46,892	30,675
Diluted weighted average common shares outstanding	52,442	50,920	48,947	46,892	30,675

	As of December 31,
	2015 (3,4)	2014 (1,3,4,5)	2013 (1,3,4,5)	2012 (1,3,4,5)	2011 (2,3,4,5)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,706	$22,485	$13,806	$15,181	$13,364
Working deficiency	$(167,671)	$(117,987)	$(118,872)	$(113,544)	$(78,843)
Total assets	$1,157,339	$1,237,579	$1,275,723	$1,322,512	$1,379,746
Long-term debt	$411,409	$500,262	$554,718	$683,846	$698,983
Accumulated deficit	$(280,624)	$(370,585)	$(358,127)	$(292,463)	$(170,246)
Total stockholders' equity	$238,177	$174,090	$170,045	$161,613	$271,756

1.
The Consolidated Statement of Comprehensive Loss includes a $1.8 million, $20.7 million and $42.0 million loss from extinguishing long-term debt during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, a $0.4 million and $5.2 million gain from the sale of an equity method investment was also recorded during the years ended December 31, 2013 and 2012, respectively. See Note 4, Long-Term Debt, for more information on the debt transactions.

2.
The 2011 Consolidated Statement of Comprehensive Loss and Consolidated Balance Sheet data above includes the acquisition of Network Solutions from October 28, 2011 through December 31, 2011 and as of December 31, 2011.

3.
Included in the net income for the year ended December 31, 2015 is $48.3 million of income tax benefit. The Company released $68.8 million of valuation allowance on its deferred tax assets in the fourth quarter of 2015. Included in the net loss for the years ended December 31, 2014, 2013, is income tax expense of $21.5 million and $21.3 million, respectively. Included in the net loss for the years ended December 31, 2012, and 2011 is a tax benefit of $16.7 million and $50.1 million, respectively. See Note 13, Income Taxes, for information on these transactions.

4.
The working capital deficiency at December 31, 2015, 2014, 2013, 2012 and 2011 is due to the current portion of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. As of December 31, 2015, our working deficiency does not include an offset for deferred tax assets due to the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. Prior periods were not retrospectively adjusted.

5.
The Company retrospectively adopted Accounting Standards Update ("ASU") 2015-03 during the fourth quarter of 2015. The impact on the Consolidated Balance Sheet resulted in a decrease of total assets of $0.8 million, $2.0 million, $5.5 million and $19.7 million as of December 31, 2014, 2013, 2012 and 2011, respectively. Long-term debt decreased by $0.8 million, $1.8 million, $4.3 million and $15.7 million as of December 31, 2014, 2013, 2012 and 2011, respectively. The current portion of debt decreased $4 thousand, $0.2 million, $1.2 million and $4.0 million as of December 31, 2014, 2013, 2012 and 2011, respectively.

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

On February 11, 2016, we executed an Agreement and Plan of Merger with Yodle, Inc., a Delaware corporation (“Yodle”), and Shareholder Representative Services, LLC, a Colorado limited liability company, solely in its capacity as the Stockholders’ Representative, pursuant to which we will acquire 100% of the outstanding shares of Yodle. We will pay Yodle stockholders merger consideration of approximately $300 million payable on closing date and $20 million and $22 million payable on the first and second anniversary dates of the closing, respectively, subject to adjustments as described in the Merger Agreement. The consummation of the merger is subject to customary closing conditions, including obtaining U.S. antitrust clearance. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and over $200 million in annual revenue. Yodle has approximately 58,000 subscribers at an average revenue per user (ARPU) of approximately $300 per month. See Note 19, Subsequent Events, for additional information surrounding the transaction.

We have not included the impact of the potential acquisition in any forward-looking statements discussing expectations for the 2016 results of operations herein. The acquisition is expected to close in the first quarter of 2016.

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
Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $15.9 million, $26.2 million, and $41.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.
Sources of Revenue
Subscription Revenue
We currently derive a substantial majority of our revenue from fees associated with our subscription services, which generally include web services, online marketing, eCommerce, and domain name registration offerings. We bill a majority of our customers in advance and recognize revenue on a daily basis over the life of the contract.
Professional Services and Other Revenue
We generate professional services revenue from custom website design, eCommerce store design and support services. Our custom website design and eCommerce store design work is typically billed on a fixed-price basis and over very short periods. Generally, revenue is recognized when the service has been completed.

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

We plan to continue to invest in sales and marketing to add new customers and to increase sales of additional and new services and products to our existing customer base. We also plan to continue investing in direct response television and radio advertising. We have invested a portion of our incremental marketing budget in branding activities such as the umbrella sponsorship of the Web.com Tour and other sports marketing activities. Sales and marketing expenses are expected to increase in total dollars but remain relatively flat as a percentage of total revenue during 2016.
Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products. Technology and development expenses are expected to remain flat as a percentage of total revenue during 2016.

General and Administrative Expense
General and administrative expenses consist of compensation and related expenses for executive, finance, administration, and management information systems personnel, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs. General and administrative expenses are expected to remain relatively flat as a percentage of revenue during 2016.

Depreciation and Amortization Expense
Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects. Amortization expense is expected to continue to decrease in 2016 as certain intangible assets from the Network Solutions acquisition become fully amortized.

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
We account for our multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. We may sell multiple products or services to customers at the same time. For example, we may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Our products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. We assign value to the separate units of accounting in multiple element arrangements using the relative selling price method which is calculated by taking the standalone selling price of each unit to the total selling price of the arrangement, multiplied by the total sales price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.
To determine the selling price in multiple-element arrangements, the Company establishes vendor-specific objective evidence of the selling price using the price of the deliverable when sold separately. If we are unable to determine the selling price because vendor-specific objective evidence does not exist, the Company will first look to third-party evidence, and if that is not sufficient, it will determine an estimated sales price through consultation with and approval by the Company’s management, taking into consideration the Company’s relative costs, target profit margins, and any other information gathered during this process.

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
We also monitor failed direct debit billing transactions and customer refunds and maintain an allowance for estimated losses based upon historical experience. These provisions to our allowance are recorded as a reduction to revenue.
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
The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model will be affected by our stock price as well as assumptions including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, forfeitures and expected dividends.
In addition, we grant performance-based share equity awards that contain service, performance and market conditions. The performance conditions are assessed at each reporting period and compensation expense is recorded to reflect the probable attainment of each condition. The market conditions are valued using a Monte Carlo simulation model. The valuation is prepared with the assistance of a third-party specialist to estimate the grant date fair value of the market condition component of the award.
Goodwill and Intangible Assets
ASC 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived intangible assets and goodwill balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test which is also described in ASC 350. However, we continue to perform the quantitative tests to determine whether the carrying value of our indefinite-lived intangible assets and our goodwill is impaired during the year ended December 31, 2015. We test goodwill using one reporting unit. We use a market approach to test our goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of our calculation, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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

The results of these analyses indicated that our indefinite-lived intangible assets and our goodwill were not impaired at December 31, 2015. See Note 6, Goodwill and Intangible Assets, in the consolidated financial statements for additional information.
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
Further, deferred tax assets are recognized for the expected realization of available deductible temporary differences and net operating loss and tax credit carry forwards. ASC 740 requires companies to assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” threshold. In making such assessments, the Company considers the expected reversals of our existing deferred tax liabilities within the applicable jurisdictions and carry forward periods, based on our existing Section 382 limitations. The Company does not consider deferred tax liabilities related to indefinite lived intangibles or tax deductible goodwill as a source of future taxable income. Additionally, the determination of the amount of deferred tax assets which are more likely than not to be realized is also dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.
A valuation allowance is recorded to reflect the amount of our deferred tax assets that are more likely than not to be realized based on the above methodology. We review the adequacy of the valuation allowance on an ongoing basis and adjust our valuation allowance in the appropriate period, if applicable.
In December 2015, after weighing all available evidence, we released $68.8 million of our beginning-of-the-year valuation allowance previously recorded against certain of our net deferred tax assets to reflect the amount more likely than not to be realized. See Note 13, Income Taxes, for more information.
We will continue to evaluate our ability to realize our deferred tax assets. If future evidence suggests that any changes are required to reflect the amount that is more likely than not to be realized, we will adjust our valuation allowance, as needed in the appropriate period.

We record liabilities for uncertain tax positions related to federal, state and foreign income taxes in accordance with ASC 740. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. If applicable, we will adjust the tax provision in the appropriate period.

Results of Operations
Comparison of the results for the year ended December 31, 2015 to the results for the year ended December 31, 2014
The following table sets forth our key business metrics for the year ended December 31,:

	For the year ended December 31,
	2015	2014

Ending subscribers as of December 31,	3,352,554	3,276,217
Net subscriber additions	76,337	144,243
Customer retention rate	87.5%	87.9%
Average revenue per user (monthly)	$13.87	$14.62

Net subscribers increased by 76,337 customers during the year ended December 31, 2015, as compared to an increase of 144,243 customers during the year ended December 31, 2014. The overall increase in subscribers is primarily due to marketing and customer service efforts in current and prior periods. The subscriber additions are, however, lower during the year ended December 31, 2015, when compared to the same prior year period, as we've shifted our emphasis towards higher value subscribers during the last half of the year. Our rolling twelve month customer retention rate as of December 31, 2015, was 87.5% compared to 87.9% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

The average revenue per user was $13.87 during the year ended December 31, 2015, as compared to $14.62 during the same period ended December 31, 2014. The decline in average revenue per subscriber is primarily due to lower advertising and hosting revenues, primarily offset by an increase in DIFM services and domain-related product sales.
Revenue

	For the year ended December 31,
	2015	2014
	(in thousands)
Revenue:
Subscription	$535,706	$534,955
Professional services and other	7,755	8,982
Total revenue	$543,461	$543,937

Total revenue declined slightly to $543.5 million in the year ended December 31, 2015, from $543.9 million in the year ended December 31, 2014. Total revenue during the year ended December 31, 2015 and 2014, includes the unfavorable impact of $15.9 million and $26.2 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The fair value of the acquired deferred revenue was approximately 51% less than the pre-acquisition historical basis of Network Solutions and Register.com. The unfavorable impact declined $10.3 million during the year ended December 31, 2015 compared to the same prior period. The remaining $10.7 million decrease in revenue during the year ended December 31, 2015 is principally due to lower advertising and hosting revenue, partly offset by an increase in email and domain-related product sales.
Subscription Revenue. Subscription revenue increased slightly during the year ended December 31, 2015, to $535.7 million from $535.0 million during the year ended December 31, 2014. The increase was due a lower volume of acquisition-related revenue that was amortized into deferred revenue and higher email and domain-related sales, partly offset by lower advertising and hosting revenues.
Professional Services and Other Revenue. Professional services revenue decreased 14% to $7.8 million in the year ended December 31, 2015 from $9.0 million in the year ended December 31, 2014 due to a lower volume of custom website and ecommerce design revenue.

Cost of Revenue

	For the year ended December 31,
	2015	2014
	(in thousands)
Cost of revenue	$188,445	$191,778
Cost of Revenue. Cost of revenue decreased 2% or $3.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, domain registration costs decreased $6.5 million and online marketing expense was $1.1 million lower when compared to the same prior year period. The decrease in domain registration was primarily driven from a lower overall volume of domain names under management as certain prior year promotional domains did not renew. The overall decreases were partially offset by higher partner commission and salaries and benefits, up by $1.3 million and $1.8 million, respectively.
Our gross margin was 65% during the year ended December 31, 2014 and remained relatively flat during the year ended December 31, 2015. Excluding the $15.9 million and $26.2 million effect of the adjustment related to the fair value of acquired deferred revenue for the year ended December 31, 2015 and 2014, respectively, gross margin was approximately 66% during both periods.
Operating Expenses

Forward looking statements herein, exclude the potential impact of the Yodle, Inc. acquisition that was announced on February 11, 2016, and is expected to close by the end of the first quarter of 2016, as we have yet to determine how its operations will impact our financial statement line items presented herein. See Note 19, Subsequent Events, for additional information on the potential acquisition.

	For the year ended December 31,
	2015	2014
	(in thousands)
Operating Expenses:
Sales and marketing	139,971	148,836
Technology and development	24,313	29,683
General and administrative	72,114	58,992
Restructuring charges	559	166
Asset impairment	—	2,040
Depreciation and amortization	56,345	74,779
Total operating expenses	293,302	314,496

Sales and Marketing Expenses. Sales and marketing expenses decreased 6% to $140.0 million and were 26% of total revenue during the year ended December 31, 2015, down from $148.8 million or 27% of revenue during the year ended December 31, 2014. The $8.9 million decrease is primarily from lower investments in sales and marketing activities, primarily online media and affiliate marketing. In addition, direct response television and radio advertising campaigns were scaled back slightly during the year ended December 31, 2015. Partially offsetting the overall decline in sales and marketing expenses were higher salaries, commissions and benefits, primarily due to the inclusion of the Scoot operations, acquired in July 2014, for the entire year ended December 31, 2015. We expect sales and marketing expenses to increase during 2016 but to remain consistent as a percentage of revenue when compared to the full year ended December 31, 2015.
Technology and Development Expenses. Technology and development expenses decreased 18% to $24.3 million, or 4% of total revenue, during the year ended December 31, 2015, down from $29.7 million, or 5% of total revenue during the year ended December 31, 2014. The decrease for the year ended December 31, 2015, was driven by approximately $3.2 million of lower salary and benefits expense resulting from increased labor dollars being capitalized in connection with internally developed software projects as certain billing systems were customized for centralization and improvements continued to be made to our DIY website builder. In addition, software support and data center fees decreased $1.8 million from centralization of data centers in 2014. We expect technology and development to remain flat in total and as a percentage of revenue during 2016 when compared to 2015.
General and Administrative Expenses. General and administrative expenses increased 22% to $72.1 million, or 13% of total revenue, during the year ended December 31, 2015, up from $59.0 million or 11% of total revenue during the year ended December 31, 2014. Overall, during the year ended December 31, 2015, salaries and incentive-based compensation expense increased approximately $11.1 million when compared to the same prior year period. Software support fees were also up $1.3 million and regulatory fees were $0.7 million higher from the application of new registrars, both during the year ended December 31, 2015. In 2016, we expect general and administrative expenses to decrease modestly, but remain consistent as a percentage of revenue.
Restructuring Charges. Restructuring charges for termination benefits of $0.6 million and $0.2 million during the years ended December 31, 2015 and 2014, respectively, were incurred.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased from $74.8 million during the year ended December 31, 2014 to $56.3 million during the year ended December 31, 2015. Amortization expense decreased by $21.4 million during the year ended December 31, 2015, as certain intangible assets, primarily relating to the 2011 acquisition of Network Solutions, became fully amortized in 2014. Depreciation expense increased $3.0 million from an increase in internally developed software projects placed into service throughout 2014 and 2015. Depreciation and amortization expense is expected to remain relatively consistent during 2016.
Interest Expense, net. Net interest expense totaled $20.0 million and $26.7 million for the year ended December 31, 2015 and 2014, respectively. Included in the interest expense for the year ended December 31, 2015 and 2014, is approximately $11.4 million and $10.9 million, respectively, from amortizing deferred financing fees and loan origination discounts. Excluding this amortization expense, interest expense decreased $7.2 million during the year ended December 31, 2015, which is driven from realizing a full year of the lower interest rate from the debt repricing completed in September of 2014, as well as from lower overall debt levels resulting from principal payments made during 2015. We expect interest expense to be lower in 2016 as we lower debt levels as we continue to pay down debt. See Note 4, Long-term Debt, for additional information.
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
Income Tax Benefit/Expense. We recorded a net tax benefit of $48.3 million and income tax expense of $21.5 million during the year ended December 31, 2015 and December 31, 2014, respectively. The year ended December 31, 2015 includes the reversal of $68.8 million of valuation allowance related to certain of our deferred tax assets, resulting in a net benefit for the year. See Note 13, Income Taxes, for additional information.
Outlook. For 2016 we expect modest revenue growth as we continue our focus on our value added offerings, including DIFM and online marketing, partially offset by declines in our DIY product lines. In addition, the acquisition of Yodle, which is expected to close in the first quarter of 2016, should add revenue and revenue growth to Web.com. We expect to generate strong cash flows which will be used to pay down debt, repurchase common stock and fund marketing investments.

Comparison of the results for the year ended December 31, 2014 to the results for the year ended December 31, 2013
The following table sets forth our key business metrics for the year ended December 31,:

	For the year ended December 31,
	2014	2013

Ending subscribers as of December 31,	3,276,217	3,120,904
Net subscriber additions	144,243	111,744
Customer retention rate	87.9%	88.3%
Average revenue per user (monthly)	$14.62	$14.24

Net subscribers increased by 144,243 customers during the year ended December 31, 2014, as compared to an increase of 111,744 customers during the year ended December 31, 2013. Our customer retention rate remained strong during the year ended December 31, 2014, but declined slightly compared to the rolling twelve months ended December 31, 2013.The strong retention rate is primarily due to our increased customer service improvement and marketing efforts in current and prior periods..
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
Income Tax Expense/Benefit. We recorded a net tax expense of $21.5 million and $21.3 million during the year ended December 31, 2014 and December 31, 2013, respectively. The year ended December 31, 2014 includes federal and state expense of $3.1 million related to current year book income, $14.5 million related to the net increase in our valuation allowance for the year, $1.6 million related to stock-based compensation, a change in our state deferred tax rate, $1.0 million related to non-deductible compensation costs and $1.3 million related to various other items. See Note 13, Income Taxes, for additional information.
Liquidity and Capital Resources
The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$152,731	$117,206	$102,460
Net cash used in investing activities	(16,077)	(34,412)	(14,378)
Net cash used in financing activities	(140,431)	(74,091)	(89,457)
Effect of exchange rate changes on cash	(2)	(24)	—
(Decrease) increase in cash and cash equivalents	$(3,779)	$8,679	$(1,375)

Cash Flows Years Ended December 31, 2015 and 2014
As of December 31, 2015, we had $18.7 million of cash and cash equivalents and $167.7 million in negative working capital, as compared to $22.5 million of cash and cash equivalents and $118.0 million in negative working capital as of December 31, 2014. The majority of the negative working capital, as of the years ended December 31, 2015 and 2014, is due to significant balances of deferred revenue, partially offset by deferred expenses, which get amortized to revenue or expense/benefit rather than settled with cash. In addition, we early adopted Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, on a prospective basis during the fourth quarter of 2015. The Company's current deferred tax asset balance is classified as noncurrent and netted with noncurrent deferred tax liabilities as of December 31, 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.
Net cash provided by operations for the year ended December 31, 2015 increased $35.5 million from the year ended December 31, 2014 primarily due to improvements in operating income during the year ended December 31, 2015, and from lower cash incentive compensation paid out in 2015 when compared to 2014. In addition, working capital changes were favorable during the year ended December 31, 2015 when compared to the same prior year period.
Net cash used in investing activities in the year ended December 31, 2015 was $16.1 million, as compared to $34.4 million in the year ended December 31, 2014 due primarily to the absence of cash paid for businesses acquisitions in the current year ended December 31, 2015. In July 2014, we paid $12.1 million in cash and issued 213,200 shares of our common stock to acquire 100% of the equity interests in Touch Local Limited ("Scoot"), the operator of an online business directory network in the United Kingdom. In addition, in February 2014, we acquired substantially all of the assets and certain liabilities of SnapNames.com, Inc. (the "SnapNames Business"), an Oregon corporation from KeyDrive S.A. for which we paid $7.4 million in cash. See Note 5, Business Combinations, for additional information surrounding these purchases. Capital expenditures during the year ended December 31, 2015 decreased slightly by $0.4 million to $14.7 million when compared to the same prior year period. Capital expenditures in the year ended December 31, 2015 included an increase in internally developed software labor as certain billing systems were customized for centralization and improvements in our DIY website builder were made. The year ended December 31, 2014 included costs incurred from building out two centralized data centers that were completed, as well as substantial efforts to improve internally developed software and websites.
Net cash used in financing activities of $140.4 million during the year ended December 31, 2015 included $95.3 million of principal payments compared to principal payments of $63.1 million during 2014. Proceeds received from the exercise of stock options decreased from $9.9 million to $8.0 million in the year ended December 31, 2015 when compared to the same prior year period. Approximately $2.4 million and $6.3 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during each of the years ended December 31, 2015 and 2014, respectively. Debt issuance costs of $3.7 million were paid during the year ended December 31, 2014 in connection with the September 2014 debt repricing.
Included in financing activities during the year ended December 31, 2015 and 2014, are common stock repurchases of $50.6 million and $10.8 million, respectively. The repurchases were made in connection with our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. As of December 31, 2015, $38.6 million remains available for repurchase.

Long-term Debt
Refinancing Long-Term Debt
In September 2014, we completed the refinancing of our Predecessor Credit Agreement. The new credit facilities consist of a $200 million secured term loan and a $150 million secured revolving line of credit. Each of the new facilities bears interest at a rate equal to either, at our option, the LIBOR rate plus an applicable margin equal to 2.25% per annum, or the prime lending rate plus an applicable margin equal to 1.25% per annum. The applicable margins for each of the new facilities are subject to reduction by 0.25% or 0.50%, or increase by 0.25%, in each case based upon our consolidate first lien net leverage ratio as of the end of each fiscal quarter. During the quarters ended June 30, 2015 and September 30, 2015, respectively, we benefited from a 0.50% and 0.25% rate reductions on our Term Loan and Revolving Credit Facility resulting from our favorable financial covenant ratios. The interest rate in effect for the Term Loan and Revolving Credit Facility at December 31, 2015 is the LIBOR rate plus an applicable margin of 1.50% per annum. These debt facilities mature in September 2019. See Note 4, Long-Term Debt, for additional information.
We used the proceeds of the Term Loan and initially borrowed $109.0 million under the Revolving Credit Facility, together with cash on hand, to repay existing loans under the Predecessor Credit Agreement in their entirety and to pay related fees and expenses. In connection with the repayment, we terminated the Predecessor Credit Agreement.
We must also pay (i) a commitment fee of 0.40% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding loans under the Revolving Credit Facility, subject to reduction by 0.05% or 0.10%, or increase by 0.05%, in each case based upon our consolidated first lien net leverage ratio, (ii) a letter of credit fee to the applicable margin as applied to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility. The commitment fee rate at December 31, 2015 is 0.30% per annum, which has also been adjusted down due to favorable covenant ratios during 2015.
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

Convertible Debt

During the third quarter of 2013, we issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. At issuance, net proceeds of $252.3 million were received from the issuance of the 2018 Notes, which are net of $6.5 million of the original issuance discount. In addition, third-party debt issuances costs of $0.5 million were incurred in connection with this transaction.

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

Outstanding debt as of December 31, 2015 for purposes of the First Lien Net Leverage Ratio is approximately $178.8 million. The covenant ratios as of December 31, 2015 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of December 31, 2015	Ratio at December 31, 2015	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 2.75	1.18	1.57
Consolidated Interest Coverage Ratio	Greater than 2.00	17.33	15.33

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

Contractual Obligations and Commitments
Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and other unconditional marketing and operational purchase obligations. The following summarizes our contractual obligations as of December 31, 2015 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt (1)	$445,000	$—	$16,250	$278,750	$150,000	$—	$—
Current maturities of long-term debt	11,250	11,250	—	—	—	—	—
Interest payments on long-term debt (1)	17,825	5,940	5,713	4,428	1,744	—	—
Operating lease obligations (2)	31,580	7,646	6,618	5,956	4,926	3,455	2,979
Uncertain tax positions (3)	—	—	—	—	—	—	—
Purchase obligations (4)	81,716	15,074	13,593	13,049	13,000	13,000	14,000
Total	$587,371	$39,910	$42,174	$302,183	$169,670	$16,455	$16,979

(1)
The scheduled principal payment requirements for the Term Loan are presented. Projected interest payments for the revolving credit facility were calculated based on outstanding principal amounts using interest rates in effect as of December 31, 2015. The 2018 long term debt obligations reflect the maturity of the Senior Convertible Notes that are due August 15,2018 and the 2019 debt obligations reflect the maturity of the Term Loan and revolving credit facility.

(2)	Operating lease obligations are shown net of sublease rentals for the amounts related to each period presented.
(3)
The settlement date is unknown for approximately $3.5 million of uncertain tax positions which have been excluded from the table above. See Note 13 - Income Taxes for additional information on uncertain tax positions.

(4)	Purchase obligations include corporate sponsorships and long-term service contracts for data storage and other operating items.

As of December 31, 2015 we have $143.0 million of available borrowings under the Revolving Credit Facility.
Off-Balance Sheet Obligations
As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs involved in the expansion of our customer base (including through acquisitions of other businesses or assets);

•	the costs associated with the principal and interest payments of future debt service;

•	the costs involved with investment in our servers, storage and network capacity;

•	the costs associated with the expansion of our domestic and international activities;

•	the costs involved with our technology and development activities to upgrade and expand our service offerings;

•	the extent to which we acquire or invest in other technologies and businesses

•	the extent to which we repurchase our common shares under stock repurchase programs; and

•	the costs involved with the Yodle acquisition.
We believe that our existing cash and cash equivalents at December 31, 2015 in addition to 2016 operating cash flows will be sufficient to meet our projected operating requirements for at least the next 12 months.
New Accounting Standards
See Note 2, New Accounting Standards, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
The majority of our subscription agreements and operating expenses are denominated in U.S. dollars. However, we have sales and customer support operations in Canada and a technology administrative center in Argentina. In addition, in July 2014 we acquired an online business directory network in the United Kingdom. All of these operations are exposed to fluctuations in foreign currencies including, but not limited to, the British pound, the Canadian dollar and the Argentina peso. Exchange rate fluctuations have had little impact on our operating results and cash flows, but we analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future. As of December 31, 2015 and 2014, there were no expenses that were hedged.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $18.7 million and $22.5 million at December 31, 2015 and December 31, 2014, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
As of December 31, 2015, we had $456.3 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $197.5 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 1.50% on the Term Loan and Revolving Credit Facility. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $50 thousand during the year ended December 31, 2015, assuming the principal balances remain unchanged.

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

We believe presenting non-GAAP measures is useful to investors because it describes the operating performance of the company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. Our management uses these non-GAAP measures as important indicators of the Company's past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP. You are encouraged to review the reconciliation of non-GAAP financial measures to GAAP financial measures included in this Annual Report on Form 10-K.
Relative to each of the non-GAAP measures Web.com presents, management further sets forth its rationale as follows:

•
Non-GAAP Revenue. Web.com excludes from non-GAAP revenue the impact of the fair value adjustment to amortized deferred revenue because management believes that excluding such measures helps management and investors better understand Web.com's revenue trends.

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. Web.com excludes from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, asset impairment, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, and stock-based compensation charges. Management believes that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's operating income without the impact of items that are not a result of the Company's day-to-day business and operations.

•
Non-GAAP Net Income and Non-GAAP Net Income Per Basic and Diluted Share. Web.com excludes from non-GAAP net income and non-GAAP net income per basic and diluted share amortization of intangibles, asset impairment, income tax provision, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, amortization of debt discounts and fees, loss on debt extinguishment, and stock-based compensation, and includes estimated cash income tax payments, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA and Adjusted EBITDA Margin. Web.com excludes from adjusted EBITDA and adjusted EBITDA margin depreciation expense, amortization of intangibles, asset impairment, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, corporate development expenses and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

•
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Web.com excludes from non-GAAP gross profit and non-GAAP gross margin, fair value adjustment to deferred revenue and deferred expense, and stock based compensation charges. Management believes that excluding these items assists management and investors in evaluating period-over-period changes in Web.com's gross profit and gross margin without the impact of items that are not a result of the Company's day-to-day business operations.

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

•
Corporate development expenses. Web.com incurred expenses relating to acquisitions and the successful integration of acquisitions. Web.com excludes the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

•
Gains or losses from asset sales or impairment and certain other transactions. Web.com excludes the impact of asset sales or impairment and certain other transactions including debt extinguishments and the sale of equity method investment from its non-GAAP measures because the impact of these items is not considered part of the Company's ongoing operations.

The following table presents our non-GAAP measures for the periods indicated (in thousands):

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data and percentages)
(unaudited)
	Twelve months ended December 31,
	2015	2014	2013
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$543,461	$543,937	$492,315
Fair value adjustment to deferred revenue	15,909	26,163	41,407
Non-GAAP revenue	$559,370	$570,100	$533,722

Reconciliation of GAAP net income (loss) to non-GAAP net income
GAAP net income (loss)	$89,961	$(12,458)	$(65,664)
Amortization of intangibles	39,283	60,719	67,833
Loss on sale of assets	—	—	135
Asset impairment	—	2,040	—
Stock based compensation	20,064	19,567	18,502
Income tax (benefit) expense	(48,260)	21,544	21,327
Restructuring charges	559	166	1,657
Corporate development	599	499	—
Amortization of debt discounts and fees	11,392	10,932	5,431
Cash income tax expense	(2,512)	(1,243)	(320)
Fair value adjustment to deferred revenue	15,909	26,163	41,407
Fair value adjustment to deferred expense	633	1,027	1,561
Loss on debt extinguishment	—	1,838	20,663
Gain on sale of equity method investment	—	—	(385)
Non-GAAP net income	$127,628	$130,794	$112,147

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP diluted net income per share
Dilutive shares:	2015	2014	2013
Basic weighted average common shares	50,243	50,920	48,947
Dilutive stock options	1,757	2,727	2,993
Dilutive restricted stock	426	554	803
Dilutive performance shares	16	—	—
Total dilutive weighted average common shares	52,442	54,201	52,743

Reconciliation of GAAP diluted net income (loss) per share to non-GAAP diluted net income per share
Diluted GAAP net income (loss) per share	$1.72	$(0.24)	$(1.34)
Diluted equity	—	0.01	0.10
Amortization of intangibles	0.75	1.12	1.30
Loss on sale of assets	—	—	—
Asset impairment	—	0.04	—
Stock based compensation	0.38	0.36	0.35
Income tax (benefit) expense	(0.92)	0.40	0.40
Restructuring charges	0.01	—	0.03
Corporate development	0.01	0.01	—
Amortization of debt discounts and fees	0.22	0.20	0.10
Cash income tax expense	(0.05)	(0.02)	(0.01)
Fair value adjustment to deferred revenue	0.30	0.48	0.79

Fair value adjustment to deferred expense	0.01	0.02	0.03
Loss on debt extinguishment	—	0.03	0.39
Gain on sale of equity method investment	—	—	(0.01)
Diluted Non-GAAP net income per share	$2.43	$2.41	$2.13

	Twelve months ended December 31,
	2015	2014	2013
Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$61,714	$37,663	$10,241
Amortization of intangibles	39,283	60,719	67,833
Loss on sale of assets	—	—	135
Asset impairment	—	2,040	—
Stock based compensation	20,064	19,567	18,502
Restructuring charges	559	166	1,657
Corporate development	599	499	—
Fair value adjustment to deferred revenue	15,909	26,163	41,407
Fair value adjustment to deferred expense	633	1,027	1,561
Non-GAAP operating income	$138,761	$147,844	$141,336

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	11%	7%	2%
Amortization of intangibles	7	11	13
Loss on sale of assets	—	—	—
Asset impairment	—	—	—
Stock based compensation	4	3	3
Restructuring charges	—	—	—
Corporate development	—	—	—
Fair value adjustment to deferred revenue	3	5	8
Fair value adjustment to deferred expense	—	—	—
Non-GAAP operating margin	25%	26%	26%

Reconciliation of GAAP operating income (loss) to adjusted EBITDA
GAAP operating income	$61,714	$37,663	$10,241
Depreciation and amortization	56,345	74,779	79,844
Loss on sale of assets	—	—	135
Asset impairment	—	2,040	—
Stock based compensation	20,064	19,567	18,502
Restructuring charges	559	166	1,657
Corporate development	599	499	—
Fair value adjustment to deferred revenue	15,909	26,163	41,407
Fair value adjustment to deferred expense	633	1,027	1,561
Adjusted EBITDA	$155,823	$161,904	$153,347

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$152,731	$117,206	102,460
Capital expenditures	(14,747)	(15,166)	(14,713)
Free cash flow	$137,984	$102,040	$87,747

Reconciliation of GAAP gross profit to non-GAAP gross profit
Gross profit	$355,016	$352,159	$320,568
Fair value adjustment to deferred revenue	15,909	26,163	41,407
Fair value adjustment to deferred cost	633	1,027	1,561
Stock based compensation	1,933	2,045	1,839
Non-GAAP gross profit	$373,491	$381,394	$365,375
Non-GAAP gross margin	67%	67%	68%

Revenue
Subscription	$535,706	$534,955	$482,166
Professional services and other	7,755	8,982	10,149
Total	$543,461	$543,937	$492,315

Stock based compensation
Cost of revenue	$1,933	$2,045	$1,839
Sales and marketing	4,632	4,816	4,399
Research and development	2,947	3,125	2,811
General and administrative	10,552	9,581	9,453
Total	$20,064	$19,567	$18,502
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

	Three Months Ended
	Mar 31, 2015	Jun 30, 2015	Sept 30, 2015	Dec 31, 2015 (2)	Mar 31, 2014	Jun 30, 2014	Sept 30, 2014 (1)	Dec 31, 2014

Total revenue	$132,600	$135,719	$136,821	$138,321	$133,843	$138,176	$137,407	$134,511
Total cost of revenue	48,702	47,102	46,410	46,231	46,586	48,599	47,925	48,667
Gross profit	83,898	88,617	90,411	92,090	87,257	89,577	89,482	85,844
Total operating expenses	72,749	73,682	73,678	73,193	77,712	79,225	80,221	77,339
Income from operations	11,149	14,935	16,733	18,896	9,545	10,352	9,261	8,505
Net income (loss)	$2,339	$4,550	$6,094	$76,977	$490	$(794)	$(3,419)	$(8,735)

Net income (loss) per common share:
Basic	$0.05	$0.09	$0.12	$1.55	$0.01	$(0.02)	$(0.07)	$(0.17)
Diluted	$0.04	$0.09	$0.12	$1.48	$0.01	$(0.02)	$(0.07)	$(0.17)

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

(2)
Included in the fourth quarter ended December 31, 2015 is the reversal of $68.8 million of valuation allowance for certain U.S. federal and state deferred tax assets, which resulted in the Company recording a tax benefit of $62.7 million in the quarter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.
The Company’s independent certified registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Web.com Group, Inc.
We have audited Web.com Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Web.com Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Web.com Group, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
February 26, 2016

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
The following documents are filed as part of this Form 10-K:

1. Financial Statements.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Web.com Group, Inc.
We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for classifying deferred tax assets and liabilities effective December 31, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
February 26, 2016

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amount)

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$18,706	$22,485
Accounts receivable, net of allowance of $1,815 and $1,705, respectively	12,892	16,932
Prepaid expenses	8,151	10,550
Deferred expenses	59,400	62,818
Deferred taxes (Note 2)	—	23,750
Other current assets	4,380	5,008
Total current assets	103,529	141,543

Property and equipment, net	41,963	44,000
Deferred expenses	50,113	50,901
Goodwill	639,145	639,564
Intangible assets, net	318,107	357,819
Other assets	4,482	3,752
Total assets	$1,157,339	$1,237,579

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,974	$9,940
Accrued expenses	13,303	14,937
Accrued compensation and benefits	13,765	5,997
Deferred revenue	219,187	217,394
Current portion of debt	11,169	6,193
Other liabilities	3,802	5,069
Total current liabilities	271,200	259,530

Deferred revenue	191,426	185,338
Long-term debt	411,409	500,262
Deferred tax liabilities (Note 2)	37,840	111,503
Other long-term liabilities	7,287	6,856
Total liabilities	919,162	1,063,489
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,683,717 and 52,108,719 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	51	52
Additional paid-in capital	565,648	552,991
Treasury stock at cost, 2,120,944 shares as of December 31, 2015, and 395,395 shares as of December 31, 2014	(44,750)	(6,975)
Accumulated other comprehensive loss	(2,148)	(1,393)
Accumulated deficit	(280,624)	(370,585)
Total stockholders' equity	238,177	174,090
Total liabilities and stockholders' equity	$1,157,339	$1,237,579
See accompanying notes to consolidated financial statements

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Revenue	$543,461	$543,937	$492,315
Cost of revenue:	188,445	191,778	171,747
Gross profit	355,016	352,159	320,568
Operating expenses:
Sales and marketing	139,971	148,836	140,618
Technology and development	24,313	29,683	32,468
General and administrative	72,114	58,992	55,740
Restructuring charges	559	166	1,657
Asset impairment	—	2,040	—
Depreciation and amortization	56,345	74,779	79,844
Total operating expenses	293,302	314,496	310,327
Income from operations	61,714	37,663	10,241
Interest expense, net	(20,013)	(26,739)	(34,300)
Gain on sale of equity method investment	—	—	385
Loss from debt extinguishment	—	(1,838)	(20,663)
Net income (loss) before income taxes	41,701	9,086	(44,337)
Income tax benefit (expense)	48,260	(21,544)	(21,327)
Net income (loss)	89,961	(12,458)	(65,664)

Other comprehensive income (loss):
Foreign currency translation adjustments	(724)	(1,395)	—
Unrealized (loss) gain on investments, net of tax	(31)	(18)	15
Total comprehensive income (loss)	$89,206	$(13,871)	$(65,649)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(continued)

	Year ended December 31,
	2015	2014	2013
Basic earnings (loss) per share:
Net income (loss) per diluted common share	$1.79	$(0.24)	$(1.34)
Diluted earnings per share:
Net loss per common share	$1.72	$(0.24)	$(1.34)

Basic weighted average common shares	50,243	50,920	48,947
Diluted weighted average common shares	52,442	50,920	48,947

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	49,175,642	$49	—	$—	$454,022	$5	$(292,463)	$161,613
Net loss	—	—	—	—	—	—	(65,664)	(65,664)
Other comprehensive income, net of tax	—	—	—	—	—	15	—	15
Exercise of stock options	1,609,762	2	—	—	14,341	—	—	14,343
Common stock repurchased	(333,427)	—	—	—	(6,519)	—	—	(6,519)
Stock compensation expense	—	—	—	—	18,502	—	—	18,502
Issuance of restricted stock net of cancelations	741,253	—	—	—	—	—	—	—
Issuance costs of common stock	—	—	—	—	(43)	—	—	(43)
Equity component of senior convertible notes due 2018 (Note 4)	—	—	—	—	47,892	—	—	47,892
Portion of convertible debt issuance costs attributed to equity component	—	—	—	—	(94)	—	—	(94)
Balance December 31, 2013	51,193,230	$51	—	$—	$528,101	$20	$(358,127)	$170,045
Net loss	—	—	—	—	—	—	(12,458)	(12,458)
Other comprehensive loss, net of tax	—	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—	—	—	(1,395)	—	(1,395)
Exercise of stock options	1,207,164	1	(229,986)	3,810	9,924	—	—	13,735
Common stock repurchased	(249,027)	—	—	—	(10,163)	—	—	(10,163)
Stock compensation expense	—	—	—	—	19,567	—	—	19,567
Issuance of restricted stock net of cancelations	369,533	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	(98)	—	—	(98)
Issuance of common stock for acquisition	213,200	—	—	—	5,660	—	—	5,660
Purchases under stock repurchase plan	(625,381)	—	625,381	(10,785)	—	—	—	(10,785)
Balance December 31, 2014	52,108,719	$52	395,395	$(6,975)	$552,991	$(1,393)	$(370,585)	$174,090
Net income	—	—	—	—	—	—	89,961	89,961
Other comprehensive loss, net of tax	—	—	—	—	—	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	—	—	(724)	—	(724)
Exercise of stock options	743,757	(1)	(743,757)	12,842	(4,206)	—	—	8,635
Common stock repurchased	(150,303)	—	—	—	(3,097)	—	—	(3,097)
Stock compensation expense	—	—	—	—	20,064	—	—	20,064
Issuance of restricted stock net of cancelations	450,850	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	(104)	—	—	(104)
Purchases under stock repurchase plan	(2,469,306)	—	2,469,306	(50,617)	—	—	—	(50,617)
Balance December 31, 2015	50,683,717	$51	2,120,944	$(44,750)	$565,648	$(2,148)	$(280,624)	$238,177
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$89,961	$(12,458)	$(65,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of equity method investment	—	—	(385)
Loss from debt extinguishment	—	1,249	13,424
Depreciation and amortization	56,345	74,779	79,844
Stock based compensation	20,064	19,567	18,502
Deferred income taxes	(50,242)	20,244	20,869
Amortization of debt issuance costs and other	11,392	10,932	5,567
Asset impairment	—	2,040	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,000	821	(815)
Prepaid expenses and other assets	2,235	(2,255)	(5,313)
Deferred expenses	4,206	5,610	3,094
Accounts payable	(489)	(2,739)	4,521
Accrued expenses and other liabilities	(792)	1,394	2,183
Accrued compensation and benefits	8,065	(7,788)	(1,990)
Accrued restructuring costs	—	(1,139)	(338)
Deferred revenue	7,986	6,949	28,961
Net cash provided by operating activities	152,731	117,206	102,460
Cash flows from investing activities
Business acquisitions, net of cash acquired	(1,330)	(19,246)	—
Proceeds from sale of equity method investment	—	—	385
Capital expenditures	(14,747)	(15,166)	(14,713)
Other	—	—	(50)
Net cash used in investing activities	(16,077)	(34,412)	(14,378)
Cash flows from financing activities
Stock issuance costs	(104)	(98)	(43)
Common stock repurchased	(2,412)	(6,327)	(6,342)
Payments of long-term debt and revolving credit facility	(95,250)	(367,328)	(1,015,076)
Proceeds from exercise of stock options	7,952	9,899	14,164
Proceeds from long-term debt issued	—	192,020	910,631
Proceeds from borrowings on revolving credit facility	—	112,208	10,000
Debt issuance costs	—	(3,680)	(2,791)
Common stock purchases under repurchase plan	(50,617)	(10,785)	—
Net cash used in financing activities	(140,431)	(74,091)	(89,457)
Effect of exchange rate changes on cash	(2)	(24)	—
Net (decrease) increase in cash and cash equivalents	(3,779)	8,679	(1,375)
Cash and cash equivalents, beginning of year	22,485	13,806	15,181
Cash and cash equivalents, end of year	$18,706	$22,485	$13,806
Supplemental cash flow information
Interest paid	$8,761	$17,303	$35,047
Income tax paid	$2,076	$1,134	$499
Supplemental disclosure of non-cash transactions
Common stock issued for acquisition	$—	$5,660	$—
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
In addition, the Company’s foreign operations include a customer service center and an outbound sales center in Canada and a technology center in Argentina. The Company records foreign currency transaction gains and losses, realized and unrealized and measurement of local currencies of these foreign subsidiaries where the foreign currency is different from the local currency in the consolidated statements of income (loss). During the years ended December 31, 2015, 2014 and 2013, the Company recorded approximately $0.4 million, $0.3 million and $0.2 million, respectively.
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
The Company accounts for our multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. The Company may sell multiple products or services to customers at the same time. For example, we may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Our products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. The Company assigns value to the separate units of accounting in multiple-element arrangements using the relative selling price method which is calculated by taking the standalone selling price of each unit to the total selling price of the arrangement, multiplied by the total sales price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in cash and credit instruments of highly rated financial institutions; three institutions hold 95% of the Company's total cash and cash equivalents.
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
Included in the accounts receivable line item in the Consolidated Balance Sheets as of the year ended December 31, 2015 and 2014 is approximately $1.1 million and $2.4 million, respectively, of miscellaneous receivables primarily due from the Canadian government for job creation incentive rebates and for sales and use tax.
Deferred Expenses
Deferred expenses primarily consist of prepaid domain name registry fees that are paid in full at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.
Goodwill and Other Intangible Assets
The Company continued to perform the quantitative tests to determine if it is more likely than not that the carrying value of our goodwill and indefinite-lived intangible assets are impaired for our annual test at December 31, 2015. The Company tests goodwill and intangible assets for impairment using one reporting unit. A market approach is used to test goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of the Company’s calculations, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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
The results of these analyses indicated that the Company’s goodwill and indefinite-lived intangible assets were not impaired at December 31, 2015.
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

Advertising
Advertising costs are expensed as incurred. Included in advertising are general marketing, corporate sponsorships as well as online marketing and banner advertisements. Total advertising expense was $50.1 million, $55.9 million and $64.7 million for the years ending December 31, 2015, 2014 and 2013, respectively.
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
Further, deferred tax assets are recognized for the expected realization of available deductible temporary differences and net operating loss and tax credit carry forwards. ASC 740 requires companies to assess whether a valuation allowance should be established against deferred tax assets based on consideration of all available evidence using a “more likely than not” threshold. In making such assessments, the Company considers the expected reversals of our existing deferred tax liabilities within the applicable jurisdictions and carry forward periods, based on our existing Section 382 limitations. The Company does not consider deferred tax liabilities related to indefinite lived intangibles or tax deductible goodwill as a source of future taxable income. Additionally, the determination of the amount of deferred tax assets which are more likely than not to be realized is also dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.
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
Stock-Based Employee Compensation
The Company grants to our employees and directors options to purchase common stock at exercise prices equal to the quoted market values of the underlying stock at the time of each grant. The fair value of each option award as of the grant date is determined using the Black-Scholes option pricing valuation model in accordance with ASC 718, Compensation-Stock Compensation.
In addition, the Company grants performance-based share equity awards that contain service, performance and market conditions. The performance conditions are assessed at each reporting period and compensation expense is recorded to reflect the probable attainment of each condition. The market conditions are valued using a Monte Carlo simulation model. The valuation is prepared with the assistance of a third-party specialist to estimate the grant date fair value of the award.
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
2. New Accounting Standards
Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This standard eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. As permitted, the Company has elected to early-adopt these standards on a prospective basis beginning in the fourth quarter of fiscal 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

In April 2015 and August 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-03, Interest-Imputation of Interest (Suptopic 835-30), respectively. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and provides guidance on the application of these requirements to line-of-credit arrangements. As permitted, the Company has elected to early-adopt these standards in the fourth quarter of fiscal 2015. This guidance was applied on a retrospective basis. The impact of the early adoption on our Consolidated Balance Sheet for the year ended December 31, 2014 was a decrease to other assets and a decrease to long-term debt of $0.8 million and a decrease to other current assets and a decrease to the current portion of debt of $4 thousand. The adoption had no impact on the statement of earnings or statement of cash flows. The additional guidance provided in ASU 2015-15 had no material financial statement impact.
Accounting Standards Issued Not Yet Adopted

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
During the first quarter of 2015, the Company issued an equity award with performance, service and market conditions. These awards will be included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of December 31, 2015, the performance criteria for the first tranche was satisfied and the equity award has been included in the diluted share calculation. See Note 11, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the years ended December 31, 2015, 2014 and 2013, 1.6 million, 6.9 million and 7.7 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.
The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Senior Convertible Notes due August 15, 2018 ("2018 Notes"). Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's common stock did not exceed the conversion price during the years ended December 31, 2015, 2014 and 2013. See Note 4, Long-term Debt, for information on these notes.
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	2015	2014	2013
Net income (loss)	$89,961	$(12,458)	$(65,664)

Basic weighted average common shares	50,243	50,920	48,947
Dilutive effect of stock options	1,757	—	—
Dilutive effect of restricted shares	426	—	—
Dilutive effect of performance shares	16	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—
Diluted weighted average common shares	52,442	50,920	48,947
Basic earnings (loss) per share:
Net income (loss)	$1.79	$(0.24)	$(1.34)

Diluted income (loss) per share:
Net income (loss)	$1.72	$(0.24)	(1.34)

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
As of December 31, 2015 and 2014, the carrying value of the debt and equity component was $228.0 million and $47.8 million and $217.8 million and $47.8 million, respectively. The unamortized debt discount of $30.7 million as of December 31, 2015 will be amortized over the remaining life of 2.6 years using the effective interest method.
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
The Term Loan and loans under the Revolving Credit Facility initially bore interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 2.25% per annum, or the prime lending rate plus an applicable margin equal to 1.25% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. Effective November 2015, the Company's interest rate on these loans was reduced to the LIBOR rate plus the applicable margin of 1.50% per annum or the prime lending rate plus an applicable margin equal to 0.50% per annum, as a result of reaching certain financial covenant ratios. During the quarters ended June 30, 2015 and September 30, 2015, respectively, the Company benefited from a 0.50% and 0.25% rate reduction on our Term Loan and Revolving Credit Facility resulting from our favorable financial covenant ratios resulting in an interest rate of LIBOR plus an applicable margin of 1.50% per annum as of December 31, 2015. The Company also benefited from a reduced commitment fee of 0.30% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility. In addition, the Company pays a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
The refinancing of the Predecessor Credit Agreement was partially accounted for as debt extinguishment in accordance with ASC 470, Debt, with the remaining amounts not considered extinguished, treated as a modification of the existing credit agreement. As a result of the extinguishment, the Company recorded a $1.8 million loss for the portion of the debt that was extinguished from accelerating unamortized deferred financing fees and loan origination discounts during the year ended December 31, 2014. Approximately $3.7 million of additional loan origination discounts and deferred financing fees were capitalized in 2014 in connection with the refinancing.
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
The Company has $143.0 million of available borrowings under the Revolving Credit Facility as of December 31, 2015.
In April 2015 and August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-03, Interest-Imputation of Interest (Suptopic 835-30), respectively. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and provides guidance on the application of these requirements to line-of-credit arrangements.
The following table reflects the implementation of ASU 2015-03 in the year ended December 31, 2015. In addition, as required by ASU 2015-03, the 2014 debt issuance costs have been retrospectively adjusted to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The impact of the adoption for the year ended December 31, 2014 was a decrease to the Revolving Credit Facility of $0.4 million, a decrease to the Term Loan of $0.1 million, and a decrease to the Senior Convertible Notes of $0.3 million, for a total decrease in long-term debt of $0.8 million. Also, the current portion of debt was decreased $4 thousand for the year ended December 31, 2014. Outstanding long-term debt and the effective interest rates at December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Revolving Credit Facility maturing 2019, 1.71%, based on LIBOR plus 1.50%, less unamortized discount of $1,563 at December 31, 2015	$3,437	$92,013
Term Loan due 2019, 1.71%, based on LIBOR plus 1.50%, less unamortized discount of $1,391 at December 31, 2015, effective rate of 1.93%	191,109	196,940
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $30,718 at December 31, 2015, effective rate of 5.88%	228,032	217,502
Total Outstanding Debt, less unamortized discount of $33,672 at December 31, 2015	422,578	506,455
Less: Current Portion of Long-Term Debt, less unamortized discount of $81 at December 31, 2015	(11,169)	(6,193)
Long-Term Portion, less unamortized discount of $33,591 at December 31, 2015	$411,409	$500,262
 Debt discount and issuance costs
The Company recorded $11.4 million, $10.9 million and $5.4 million of interest expense from amortizing debt issuance costs and discounts during the years ended December 31, 2015, 2014 and 2013, respectively.
Total estimated principal payments due for the next five years as of December 31, 2015 are as follows (in thousands):

2016	$11,250
2017	16,250
2018	278,750
2019	150,000
2020	—
Total principal payments	$456,250
On August 15, 2018, the aggregate principal balance of the Senior Convertible Notes (the 2018 Notes) becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in September 2019. The Revolving Credit Facility matures in September 2019.

5. Business Combinations
Acquisition of SnapNames
On February 28, 2014, the Company completed the acquisition of substantially all of the assets and certain liabilities of SnapNames.com, Inc. ("SnapNames"), an Oregon corporation, from KeyDrive S.A., which primarily consisted of intangible assets, including trade names, customer relationships and developed technology. The activities of the acquired business include daily auctions, premium auctions, and brokerage transactions related to domain names (the "SnapNames Business"). The Company paid $7.4 million for this business during the first quarter of 2014. The Company also recorded a $0.5 million holdback liability which was paid to KeyDrive S. A. during the year ended December 31, 2015.
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
Acquisition of Scoot
On July 31, 2014, the Company completed the acquisition of 100% of the equity interests in Touch Local Limited (“Scoot”), the operator of an online business directory network in the United Kingdom. The Company believes that the acquisition further enhances its position as a leading provider of online marketing and web services to small businesses and positions its local expansion in the United Kingdom. Consideration for the acquisition included $11.9 million, which is net of cash acquired, $11.0 million of which was paid to the sellers in July 2014 and $0.9 million that was placed in an escrow account for one year and subsequently released and paid on July 31, 2015. The Company also recorded a $0.9 million holdback liability that was also paid in July 2015. In addition, the Company issued an aggregate of 213,200 shares of Web.com common stock, with an aggregate acquisition date value of $5.7 million, to the sellers. Finally, $0.3 million of accounts receivable due from Scoot was forgiven by the Company, for total consideration of $18.7 million.

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
6. Goodwill and Intangible Assets
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2015 and December 31, 2014, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined these assets were not impaired.
The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the year ended December 31, 2015 and 2014, respectively (in thousands):

	December 31, 2015	December 31, 2014
Goodwill balance at beginning of period	$741,858	$730,139
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,564	627,845
Goodwill acquired during the period - SnapNames (1)	—	3,578
Goodwill acquired during the period - Scoot (1)	11	8,824
Foreign currency translation adjustments (2)	(430)	(683)
Goodwill balance at end of period, net *	$639,145	$639,564

* Gross goodwill balances were $741.4 million and $741.9 million as of December 31, 2015 and December 31, 2014, respectively. This includes accumulated impairment losses of $102.3 million.
(1) The increases of $3.6 million and $8.8 million are from the SnapNames and Scoot acquisitions, respectively. See Note 5, Business Combinations, for additional information.
(2) The foreign currency translation is from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$132,228	$—	$132,228
Definite-lived intangible assets:
Customer relationships	289,710	(128,212)	161,498	7.6
Developed technology	193,020	(169,819)	23,201	2.1
Other	6,027	(4,847)	1,180	2.4
Total *	$620,985	$(302,878)	$318,107

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.4 million as of December 31, 2015.

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

The weighted-average amortization period for the amortizable intangible assets as of December 31, 2015, is approximately 6.9 years. Total amortization expense was $39.3 million, $60.7 million and $67.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the amortization expense for the next five years is as follows (in thousands):

2016	$37,267
2017	27,730
2018	25,041
2019	21,639
2020	19,427
Thereafter	54,775
Total	$185,879

7. Property and Equipment
The Company's property and equipment are summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$416	$416
Depreciable assets:
Software	44,290	33,943
Computer equipment	48,888	45,042
Other equipment	6,754	6,754
Furniture and fixtures	5,027	5,043
Building and improvements	2,300	2,300
Leasehold improvements	4,962	4,265
Total depreciable assets	112,221	97,347
Accumulated depreciation	(70,674)	(53,763)
Property and equipment, net	$41,963	$44,000

Depreciation expense relating to depreciable assets amounted to $17.1 million, $14.1 million, and $12.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, 2014 and 2013, the Company had unamortized computer software costs of $16.9 million, $15.0 million and $10.4 million, respectively. For the years ended December 31, 2015, 2014 and 2013, respectively, approximately $8.5 million, $7.3 million and $4.9 million of depreciation expense related to computer software was recorded.
8. Commitments
Operating Leases
The Company has lease obligations for 14 locations that include its headquarters operations, technology administrative centers, sales and customer support centers and its eCommerce operations.
Rental expense for leased facilities and equipment amounted to approximately $7.5 million, $7.0 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Accrued rent expense was $1.8 million as of December 31, 2015 and 2014.
As of December 31, 2015, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Net Minimum Rental Payments
2016	$7,646
2017	6,618
2018	5,956
2019	4,926
2020	3,455
Thereafter	2,979
$31,580

Purchase Obligations
Purchase obligations include corporate and marketing related sponsorships, general operating purchase obligations and long-term service contracts for data storage. As of December 31, 2015, the Company’s unconditional purchase obligations are as follows (in thousands):

Payment Due
2016	$15,074
2017	13,593
2018	13,049
2019	13,000
2020	13,000
Thereafter	14,000
$81,716
Standby Letters of Credit
The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and to meet certain vendor requirements. The Company had approximately $2.4 million in standby letters of credit as of December 31, 2015, $2.0 million of which was drawn against the Company’s revolving credit facility.
9. Valuation Accounts
The Company's valuation accounts are summarized as follows (in thousands):

		Additions	Deductions
Description	Balance at beginning of year	Charged to income statement	Uncollectible accounts written off, net of recoveries	Balance at end of year
Year Ended December 31, 2013:
Allowance for doubtful accounts	$1,098	$2,162	$1,715	$1,545
Refund liability	1,239	7,758	7,600	1,397
Total	$2,337	$9,920	$9,315	$2,942

Year Ended December 31, 2014:
Allowance for doubtful accounts	$1,545	$3,705	$3,545	$1,705
Refund liability	1,397	11,224	11,265	1,356
Total	$2,942	$14,929	$14,810	$3,061

Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,705	$2,906	$2,796	$1,815
Refund liability	1,356	10,606	10,276	1,686
Total	$3,061	$13,512	$13,072	$3,501

10. Fair Value
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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair market value as of December 31, 2015 and December 31, 2014 due to the short maturity of these items. As of December 31, 2015, the fair value and carrying value of the Company’s 2018 Notes totaled $243.2 million and $228.0 million, respectively. As of December 31, 2014 the fair value and carrying value of the Company's First Lien Term Loan and the Company's 2018 Notes was $237.7 million and $217.8 million, respectively. The fair value of the First Lien Term Loan and the 2018 Notes, including the equity component, were calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility's fair value as of December 31, 2014 also approximates the carrying value.
The Revolving Credit Facility and Term Loan that were refinanced in September 2014 are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly, as such, the fair value of the Term Loan and Revolving Credit Facility approximates the carrying value as of December 31, 2015.
11. Stock-Based Compensation and Stockholders' Equity
The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation-Stock Compensation.
Equity Incentive Plans
At December 31, 2015, the Company has the 2014 Equity Incentive Plan for the issuance of stock-based compensation, including but not limited to, common stock options and restricted shares to employees. In addition, the Company’s plan provides for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues shares out of treasury stock, if available, otherwise new shares of common stock are issued upon the exercise of stock options and the granting of restricted shares. At December 31, 2015, approximately 3.7 million shares remain available for future issuance under this plan.
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
Performance Shares
During the first quarter of 2015, the Compensation Committee of the Board of Directors approved a performance share equity award. The targeted number of shares under a 100 percent payout scenario are 0.2 million common shares over the 3 years vesting period, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the year ended December 31, 2015, was approximately $1.0 million. As of December 31, 2015, there was approximately $0.1 million of unrecognized compensation expense related to the 2015 tranche of performance shares, which is expected to be recognized over a weighted average period of 0.1 years. The 2015 tranche of the performance share award resulted in a payout of 159% of the target shares, or approximately 92 thousand shares. The unamortized expense for the 2016 and 2017 performance share award is not known as of December 31, 2015 as the material terms of the award have not been determined and approved by the Compensation Committee of the Board of Directors.
Stock Options

Compensation expense related to the Company's stock option plans were $10.4 million, $12.0 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had $11.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.2 years. During the years ended December 31, 2015, 2014 and 2013, 0.7 million, 1.0 million and 1.6 million common shares were issued from options exercised, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $7.4 million, $23.4 million, and $25.7 million, respectively. The fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $11.3 million, $12.4 million, and $11.7 million, respectively. The weighted-average grant-date fair value of an option granted during the years ended December 31, 2015, 2014, and 2013 was $9.36, $15.81, and $10.01, respectively.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.52 - 1.60%	1.51 - 1.69%	0.70 - 1.40%
Dividend yield	—%	—%	—%
Expected life (in years)	4.96 - 4.99	4.95 - 4.98	5.07 - 5.31
Volatility	55 - 57%	56 -62%	69 - 70%

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	5,670,270	$ 3.43 to $36.45	$14.60
Granted	642,625	$18.07 to $24.88	$18.89
Exercised	(763,271)	$ 3.43 to $21.95	$11.41
Forfeited	(237,445)	$8.73 to $36.45	$22.02
Expired	(49,387)	$5.66 to $33.78	$26.02
Balance, December 31, 2015	5,262,792	$ 3.43 to $36.45	$15.15	5.90	$34,927
Exercisable at December 31, 2015	4,085,563	$ 3.43 to $32.56	$13.15	5.21	$32,768

Price ranges of outstanding and exercisable options as of December 31, 2015 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.43 - $8.74	1,087,338	3.56	$6.54	1,087,338	$6.54
$8.90 - $13.24	1,056,227	3.72	$10.14	1,054,182	$10.13
$13.29 - $15.96	1,641,799	6.56	$14.68	1,334,642	$14.47
$17.07 - $32.56	1,463,628	8.42	$25.50	609,401	$27.31
$36.45 - $36.45	13,800	8.16	$36.45	—	$—
	5,262,792			4,085,563

Restricted Stock

Restricted stock is not transferable until vested. The fair value of each restricted stock grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which generally ranges between one and four years.
Compensation expense related to restricted stock plans for the years ended December 31, 2015, 2014 and 2013 was approximately $8.7 million, $7.6 million and $8.4 million, respectively. As of December 31, 2015, there was approximately $12.2 million of unrecognized compensation cost related to the restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.0 years. During the year ended December 31, 2015, approximately 0.1 million shares totaling approximately $2.4 million were withheld by the Company for minimum income tax withholding requirements. During the years ended December 31, 2015, 2014 and 2013, 0.5 million, 0.4 million and 0.7 million restricted common shares were granted, respectively.
The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2015:

Restricted Stock Activity	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock outstanding at December 31, 2014	1,180,702	$18.87
Granted	516,972	$17.25
Forfeited	(66,122)	$22.95
Lapse of restriction	(425,246)	$18.00
Restricted stock outstanding at December 31, 2015	1,206,306	$18.26

Stock Repurchases

On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. This program, according to its terms will expire of December 31, 2016.

The aggregate amount of available for repurchase under this program was $38.6 million at December 31, 2015. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the years ended December 31, 2015 and 2014, the Company repurchased $50.6 million and $10.8 million, respectively.

12. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2015	2014	2013
Outstanding stock options, performance share units and restricted stock units	5,674,405	5,760,270	6,423,369
Options available for future grants and other awards	3,738,466	5,533,457	2,165,696
Total common shares reserved	9,412,871	11,293,727	8,589,065

13. Income Taxes
The provision (benefit) for income taxes consisted of the following for the years ended December 31, (in thousands):

	2015	2014	2013
Current expense (benefit):
Federal	$1,000	$401	$—
State	835	223	(31)
Foreign	147	676	489
Total current tax expense	1,982	1,300	458
Deferred expense (benefit):
Federal	(49,301)	17,395	16,679
State	(820)	2,954	4,229
Foreign	(121)	(105)	(39)
Total deferred tax (benefit) expense	(50,242)	20,244	20,869
Total income tax expense (benefit)	$(48,260)	$21,544	$21,327

As of December 31, 2015 and 2014, the Company had federal net operating loss carry forwards (“NOLs”) of $265.3 million and $315.4 million, respectively, which expire in varying amounts beginning in 2020 through 2033. Included in the amount of NOLs as of December 31, 2015 and 2014 is $74.0 million and $72.0 million of stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”), respectively, which will be credited to additional paid-in-capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table below. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $137.7 million and $189.8 million of the NOLs at December 31, 2015 and 2014, respectively, will be available during the carry forward period. The deferred tax asset related to the net federal NOL carry forward values of $137.7 million and $189.8 million related to December 31, 2015 and 2014, respectively, is included in the table below.
As of December 31, 2015, the Company had state NOLs of $303.2 million, the substantial portion of which expires in varying amounts beginning in 2020 through 2035. As of December 31, 2014, the Company had state NOLs of $327.0 million.
As of December 31, 2015 and December 31, 2014, the Company had foreign NOLs in the United Kingdom of $63.8 million and $62.2 million, respectively, which do not expire.
As of December 31, 2015 and 2014, the Company had a Foreign Tax Credit (“FTC”) carry forward of $1.2 million. The FTCs are related to taxes paid in Canada and begin to expire in 2017. As of December 31, 2015 and 2014, the Company had Research & Development (“R&D”) Tax Credit carry forwards of $0.5 million. The R&D credits begin to expire in 2028. As of December 31, 2015 and 2014, the Company had Alternative Minimum Tax (“AMT”) Credit carry forwards of approximately $3.0 million and $2.0 million, respectively, which do not expire.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2015	2014
Deferred tax assets:
Current:
NOLs	$—	$19,271
Deferred revenue	—	40,022
Other current deferred tax assets	—	5,176
	—	64,469
Less: valuation allowance	—	(30,761)
Net current deferred tax assets	—	33,708
Noncurrent:
Deferred revenue	74,265	33,543
NOLs	74,121	71,673
Other deferred tax assets	26,284	14,710
	174,670	119,926
Less: valuation allowance	(26,581)	(62,753)
Net noncurrent deferred tax assets	148,089	57,173
Deferred tax liabilities:
Current:
Other liabilities	—	10,232
Total current deferred tax liabilities	—	10,232
Noncurrent:
Intangible basis	158,788	147,543
Discount on 2018 Notes	10,966	14,249
Other liabilities	15,942	6,734
Total noncurrent deferred tax liabilities	185,696	168,526
Net current deferred tax asset	—	23,750
Net current deferred tax liability	—	(274)
Net noncurrent deferred tax asset	233	150
Net noncurrent deferred tax liability	(37,840)	(111,503)
Net deferred tax liability	$(37,607)	$(87,877)

In 2015 balances above were classified as noncurrent pursuant to the early adoption of ASU No. 2015-17. Please refer to Note 2, New Accounting Standards for discussion.
In 2014, noncurrent DTLs increased $0.5 million, related to the Scoot acquisition, consisting of $0.6 million recorded at the purchase date, offset by $0.1 million associated with foreign currency translation adjustments during 2014 recorded in AOCI.
The valuation allowance decreased by $66.9 million during the year ended December 31, 2015. In December 2015, after weighing all evidence available, the Company determined that it was more likely than not that the Company would be able to realize substantially all its net U.S. Federal deferred tax assets and a portion of its net U.S. state deferred tax assets. As a result, the Company reversed $68.8 million of its beginning of the year valuation allowance related to these deferred tax assets, which was partially offset by current year increases of $1.9 million related to certain foreign and state deferred tax assets for which it was determined that a valuation allowance was still required.
The positive evidence that outweighed the negative evidence used in the Company’s assessment of the portion of the valuation allowance released in the fourth quarter of 2015 included, but was not limited to, the following:

•	The Company was no longer in a 3-year cumulative pre-tax book loss position as of the fourth quarter of 2015;

•	Strong positive trend in financial performance over the last two fiscal years, including each of the previous four quarters; and

•	Forecasted 2016 and future period taxable income.

During the year ended December 31, 2014, the valuation allowance increased by $25.2 million. The change in valuation allowance for 2014 includes a net increase of $11.2 million related to the Scoot acquisition, consisting of $11.6 million recorded at the purchase date, an increase of $0.9 million related to foreign currency translation adjustments and a $0.5 million decrease related to activity subsequent to the purchase date. The change in valuation allowance for 2013 includes a decrease of $18.4 million that was recorded as an adjustment to APIC related to the initial recognition of the tax basis difference associated with the 2018 Notes.
The valuation allowance at December 31, 2015 of $26.6 million includes $12.2 million and $13.2 million related to foreign and certain state net deferred tax assets, respectively, and $1.2 million related to its U.S. Federal FTC carry forwards, that are not more likely than not to be realized based on the expected reversals of our DTLs and estimated future taxable income within the applicable carry forward periods.
The Company will continue to evaluate its ability to realize our deferred tax assets. If future evidence suggests that any changes are required to reflect the amount of our deferred tax asset that is more likely than not to be realized, the Company will adjust its valuation allowance, as needed in the appropriate period.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following for the years ended December 31:

	2015	2014	2013
U.S. statutory rate	35.0%	34.0%	(34.0)%
State income taxes (net of federal tax benefit)	2.8	0.3	(7.8)
Stock-based compensation	4.7	17.5	1.7
Change in valuation allowance	(160.5)	159.2	74.3
Prior year adjustments	(0.4)	0.1	1.7
Foreign rate differential	2.0	6.9	—
Non-deductible compensation costs	2.0	10.7	3.1
Change in tax rate	(0.6)	3.9	9.4
Unremitted foreign earnings and profits	0.7	3.5	(0.7)
Other	(1.5)	1	0.4
Income tax expense (benefit)	(115.8)%	237.1%	48.1%

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company is subject to audit by the IRS and various states generally for all years since inception. The Company is subject to audit in Canada generally for four years and the United Kingdom since its inception. The IRS concluded an examination of the Company's 2011 U.S. income tax return in the first quarter of 2015 without any material impact on the consolidated financial statements.
The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2012	$2,476
Additions in unrecognized tax benefits – prior year tax positions	337
Additions in unrecognized tax benefits – current year tax positions	287
Foreign exchange gains and losses	—
Balance at December 31, 2013	$3,100
Additions in unrecognized tax benefits – prior year tax positions	31
Additions in unrecognized tax benefits – current year tax positions	300
Balance at December 31, 2014	$3,431
Additions in unrecognized tax benefits – prior year tax positions	73
Additions in unrecognized tax benefits – current year tax positions	300
Settlements	(62)
Lapse of statute of limitations	(248)
Balance at December 31, 2015	$3,494

As of December 31, 2015 and 2014, the Company had $2.9 million and $0.7 million, respectively, of total unrecognized tax benefits, which could favorably affect the effective rate. In addition, the Company recorded net interest and penalties benefit of $0.2 million, and net expense of $0.1 million, and $0.1 million during 2015, 2014, and 2013, respectively, on the unrecognized tax benefits. The total amount of accrued interest and penalties as of December 31, 2015 and December 31, 2014, was $0.1 million and $0.4 million, respectively.
The Company’s undistributed foreign earnings of $2.7 million as of December 31, 2015 related to its Canadian subsidiary, Web.com Canada, Inc., and its Argentine subsidiary, NCIT S.R.L., are considered to be indefinitely reinvested into these foreign jurisdictions. Accordingly, the Company has not provided deferred taxes on these earnings. If these earnings were repatriated, the incremental US tax liability would not be material given the Company’s current US tax position.
14. Employee Savings Plans
The Company has a qualifying defined contribution 401(k) plan under the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company recorded contribution expense of $1.1 million, $1.0 million and $1.0 million for 2015, 2014, and 2013, respectively.
Effective July 1, 2012, the Company established an unfunded deferred compensation defined contribution plan for key management and highly compensated employees. The purpose of the plan is to provide a select group of employees who contribute significantly to the future business success of the Company with supplemental retirement income benefits through the deferral of base salary and other compensation and through additional discretionary company matching contributions. Deferral elections are made at the discretion of the employee and would be an amount or percentage of the employee’s compensation. Each plan year, the Company may, but need not, make a matching contribution to the plan on behalf of the participant. In addition, matching contributions need not be uniform among participants. The Company recorded contribution expense of $51 thousand, $57 thousand, and $49 thousand for the years ended December 31, 2015, 2014, and 2013 respectively.
Also, effective July 1, 2012, the Company established an unfunded supplemental retirement defined contribution plan for key management. The purpose of the plan is to provide a select group of management or highly compensated employees who contribute significantly to the future business of the company with supplemental retirement income through discretionary company contributions. Each plan year, the Company may, but is not required to, make a discretionary contribution to the plan on behalf of a participant. The Company is under no obligation to make a contribution for the plan year and contributions need not be uniform among participants. The Company recorded contribution expense of $0.8 million, and $0.7 million for the years ended December 31, 2015, and 2013, respectively. No contributions were made for the year ended December 31, 2014.
15. Contingencies
From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters that were reasonably possible or estimable at December 31, 2015.

On August 13, 2015, the Company was subject to an unauthorized breach of one of the Company's computer systems. As a result of this attack, the credit card information of approximately 93,000 customers (of the Company's over 3.3 million customers) may have been compromised.

On February 2, 2016, a putative class action was filed in the United States District Court for the Northern District of California against the Company. The complaint arises from the data breach discovered and disclosed by the Company in August 2015, and alleges that the Company violated the California Unfair Competition Law, the California Data Breach Act and the implied covenant of good faith and fair dealing, and a claim for money had and received. The plaintiff seeks unspecified monetary damages, restitution, injunctive relief, and other relief against the Company.

16. Quarterly Results for 2015 and 2014 (UNAUDITED)

		Quarter Ended
		(in thousands, except per share amounts)
		March 31,	June 30,	September 30,		December 31,		Total Year
2015
	Revenue	$132,600	$135,719	$136,821		$138,321		$543,461
	Gross profit	$83,898	$88,617	$90,411		$92,090		$355,016
	Operating income	$11,149	$14,935	$16,733		$18,896		$61,714
	Net income	$2,339	$4,550	$6,094		$76,977	(2)	$89,961
	Basic EPS	$0.05	$0.09	$0.12		$1.55		$1.79
	Diluted EPS	$0.04	$0.09	$0.12		$1.48		$1.72
2014
	Revenue	$133,843	$138,176	$137,407		$134,511		$543,937
	Gross profit	$87,257	$89,577	$89,482		$85,843		$352,159
	Operating income	$9,545	$10,352	$9,261		$8,505		$37,663
	Net income (loss)	$490	$(794)	$(3,419)	(1)	$(8,735)		$(12,458)
	Basic EPS	$0.01	$(0.02)	$(0.07)		$(0.17)		$(0.24)
	Diluted EPS	$0.01	$(0.02)	$(0.07)		$(0.17)		$(0.24)

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

(2)
Included in the fourth quarter ended December 31, 2015 is the reversal of $68.8 million of valuation allowance for certain U.S. federal and state deferred tax assets, which resulted in the Company recording a tax benefit of $62.7 million in the quarter.

17. Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	December 31, 2015	December 31, 2014
Foreign currency translation adjustments	$(2,119)	$(1,395)
Unrealized gains on investments	(29)	2
Total accumulated other comprehensive (loss) income	$(2,148)	$(1,393)

18. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a personalized digital marketing platform, which was sold to AllianceData in December 2014. Mr. Giuliani joined Conversant after the acquisition of Dotomi, a dynamic display ad optimization company, where he had served as Chief Executive Officer. During the year ended December 31, 2014, the Company purchased online advertising solutions from Dotomi and Conversant. The Company did not incur any expenses related to services provided by Dotomi during the year ended December 31, 2015. The Company incurred $0.9 million of expense related to services provided by Conversant during the year ended December 31, 2015. The Company incurred $0.7 million and $2.0 million of expense related to services provided by Dotomi and Conversant, respectively, during the year ended December 31, 2014.
The Company outsources data center services to Quality Technology Services LLC (“QTS”). Prior to May 2014, General Atlantic LLC was one of the Company’s greater than 5 percent shareholders, and had approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition and commenced on October 27, 2011 upon the consummation of the acquisition. Effective May 2014, General Atlantic no longer held common shares greater than 5 percent of the total outstanding common shares of the Company and the affiliated board member has departed the Company's Board of Directors. From January through May 2014, the Company incurred approximately $0.6 million in expense related to QTS. The Company incurred approximately $1.4 million of expense for data center services during the year ended December 31, 2013.
19.  Subsequent Events

On February 11, 2016, the Company and Barton Creek Web.com, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, executed an Agreement and Plan of Merger (the “Merger Agreement”) with Yodle, Inc., a Delaware corporation (“Yodle”), and Shareholder Representative Services, LLC, a Colorado limited liability company, solely in its capacity as the Stockholders’ Representative, pursuant to which the Company will acquire 100% of the outstanding shares of Yodle. The Company will pay Yodle stockholders merger consideration of approximately $300 million payable on closing date and $20 million and $22 million payable on the first and second anniversary dates of the closing, respectively, subject to adjustments as described in the Merger Agreement. The consummation of the merger is subject to customary closing conditions, including obtaining U.S. antitrust clearance.

The Merger Agreement may be terminated by the Company or Yodle if, (i) either reasonably determines that the timely satisfaction of any conditions as set forth in the Merger Agreement have become impossible, (ii) the Company and Yodle mutually consent to terminate, or (iii) the closing of the Merger does not occur on or before March 31, 2016.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement filed as an exhibit hereto.

Debt Commitment

In connection with the merger, the Company has entered into an Amendment to Credit Agreement (the “Amendment”), dated as of February 11, 2016, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto, pursuant to which certain of such lenders have committed to provide $200.0 million of senior secured term loans, the proceeds of which, together with revolving loans and certain cash on hand of Yodle, would be used to (i) refinance certain outstanding debt of Yodle, (ii) pay the merger consideration, and (iii) pay any fees and expenses in connection with any of the foregoing. The commitment to provide the term loans and revolving loans is subject to certain conditions, including the closing of the merger and other customary closing conditions consistent with the Merger Agreement. The Company will pay customary fees and expenses in connection with obtaining the Amendment and the loans made thereunder, and has agreed to indemnify the lenders if certain losses are incurred by the lenders in connection therewith.

The foregoing summary of the Amendment and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the Amendment filed as an exhibit hereto.

2. Financial Statement Schedules
The information required by Schedule II, Valuation and Qualifying Accounts, is included in the Consolidated Financial Statements. All other financial statement schedules are not applicable.
3. Exhibits.
INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among the Company, Augusta Acquisition Sub, Inc., and Web.com, Inc. (1)
2.2	Purchase Agreement among the Company, Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (2)
2.3	Purchase Agreement among Web.com Group, Inc., Net Sol Holdings LLC and GA-Net Sol Parent, LLC, dated August 3, 2011. (3)
2.4	Agreement and Plan of Merger dated February 11, 2016 by and among the Company, Barton Creek Web.com, LLC and Yodle, Inc. (22)
3.1	Amended and Restated Certificate of Incorporation of the Web.com Group, Inc. (4)
3.2	Amended and Restated Bylaws of Web.com, Group, Inc. (5)
3.3	Certificate of Ownership and Merger of Registration (6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (6)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (7)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (7)
10.1	1999 Equity Incentive Plan and forms of related agreements. (4)†
10.2	2005 Equity Incentive Plan and forms of related agreements. (4)†
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements. (4)†
10.4	2005 Employee Stock Purchase Plan. (4)†
10.5	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors. (4)
10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Web.com Group, Inc. 2008 Equity Incentive Plan. (5)†
10.7	Executive Severance Benefit Plan (8)†
10.8	2008 Equity Incentive Plan. (9)†
10.9	2008 Equity Incentive Plan forms of related agreements. (10) †
10.10	2009 Inducement Award Plan and form of related Option Grant Notice. (11)†
10.11	2010 Inducement Award Plan and related agreements. (12)†
10.12	2011 Inducement Award Plan. (13)†
10.13	Company Supplemental Executive Retirement Plan. (14)†
10.14	Company Non-Qualified Deferred Compensation Plan. (14)†
10.15	Trust Agreement between the Company and Reliance Trust Company. (14)†
10.16	Amended and Restated Employment Agreement between the Company and David L. Brown. (15)†
10.17	Amended and Restated Employment Agreement between the Company and Kevin M. Carney. (15)†
10.18	Amendment to Employment Arrangement with Jason Teichman. (16)†
10.19	Compensatory Arrangements of certain officers. (17)†

10.20	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (18)
10.21	Amended and Restated First Lien Credit Agreement, dated March 6, 2013. (19)
10.22	Web.com Group, Inc. 2014 Equity Incentive Plan. (20)
10.23
Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A. and SunTrust Bank., as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (21)

10.24
Amendment to Credit Agreement, dated as of February 11, 2016, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. (22)

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (23)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 1, 2013.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

(21)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on September 10, 2014, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 16, 2016, and incorporated herein by reference.

(23)
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

Web.com Group, Inc.
(Registrant)

February 26, 2016	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 26, 2016:

Name	Title
/s/ David L. Brown	Chairman, President, Chief Executive Officer (Principal Executive Officer)
David L. Brown
/s/ Kevin M. Carney	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin M. Carney
/s/ Timothy I. Maudlin	Lead Director
Timothy I. Maudlin
/s/ Timothy P. Cost	Director
Timothy P. Cost
/s/ Hugh M. Durden	Director
Hugh M. Durden
/s/ Philip J. Facchina	Director
Philip J. Facchina
/s/ John Giuliani	Director
John Giuliani
/s/ Robert S. McCoy, Jr.	Director
Robert S. McCoy, Jr.
/s/ Deborah H. Quazzo	Director
Deborah H. Quazzo
/s/ Richard E. Rudman	Director
Richard E. Rudman

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.1	Agreement and Plan of Merger and Reorganization dated June 26, 2007 by and among the Company, Augusta Acquisition Sub, Inc., and Web.com, Inc. (1)
2.2	Purchase Agreement among the Company, Register.com GP (Cayman) Ltd, each seller named therein and Register.com (Cayman) Limited Partnership, dated June 17, 2010. (2)
2.3	Purchase Agreement among Web.com Group, Inc., Net Sol Holdings LLC and GA-Net Sol Parent, LLC, dated August 3, 2011. (3)
2.4	Agreement and Plan of Merger dated February 11, 2016 by and among the Company, Barton Creek Web.com, LLC and Yodle, Inc. (22)
3.1	Amended and Restated Certificate of Incorporation of the Web.com Group, Inc. (4)
3.2	Amended and Restated Bylaws of Web.com, Group, Inc. (5)
3.3	Certificate of Ownership and Merger of Registration (6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate (6)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee (7)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (7)
10.1	1999 Equity Incentive Plan and forms of related agreements. (4)†
10.2	2005 Equity Incentive Plan and forms of related agreements. (4)†
10.3	2005 Non-Employee Directors’ Stock Option Plan and forms of related agreements. (4)†
10.4	2005 Employee Stock Purchase Plan. (4)†
10.5	Form of Indemnity Agreement entered into between the Company and certain of its officers and directors. (4)
10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Web.com Group, Inc. 2008 Equity Incentive Plan. (5)†
10.7	Executive Severance Benefit Plan (8)†
10.8	2008 Equity Incentive Plan. (9)†
10.9	2008 Equity Incentive Plan forms of related agreements. (10) †
10.10	2009 Inducement Award Plan and form of related Option Grant Notice. (11)†
10.11	2010 Inducement Award Plan and related agreements. (12)†
10.12	2011 Inducement Award Plan. (13)†
10.13	Company Supplemental Executive Retirement Plan. (14)†
10.14	Company Non-Qualified Deferred Compensation Plan. (14)†
10.15	Trust Agreement between the Company and Reliance Trust Company. (14)†
10.16	Amended and Restated Employment Agreement between the Company and David L. Brown. (15)†
10.17	Amended and Restated Employment Agreement between the Company and Kevin M. Carney. (15)†
10.18	Amendment to Employment Arrangement with Jason Teichman. (16)†
10.19	Compensatory Arrangements of certain officers. (17)†
10.20	Lease agreement dated December 4, 2007 between the Company and FDG Flagler Center I, LLC (18)
10.21	Amended and Restated First Lien Credit Agreement, dated March 6, 2013. (19)
10.22	Web.com Group, Inc. 2014 Equity Incentive Plan. (20)
10.23
Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A. and SunTrust Bank., as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (21)

10.24
Amendment to Credit Agreement, dated as of February 11, 2016, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. (22)

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (23)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 1, 2013.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

(21)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on September 10, 2014, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 16, 2016, and incorporated herein by reference.

(23)
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