Form 10-Q
period 2016-03-31
WEB.COM GROUP, INC.
filed 2016-05-10
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Common Stock, par value $0.001 per share, outstanding as of May 3, 2016: 50,866,925

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2016	2015

Revenue	$144,798	$132,600

Cost of Revenue	51,083	48,702

Gross profit	93,715	83,898

Operating expenses:

Sales and marketing	42,012	35,679
Technology and development	9,078	5,802
General and administrative	19,664	17,211
Restructuring expense	136	313
Depreciation and amortization	15,913	13,744
Total operating expenses	86,803	72,749

Income from operations	6,912	11,149

Interest expense, net	(5,598)	(5,249)
Net income before income taxes	1,314	5,900
Income tax expense	(977)	(3,561)
Net income	$337	$2,339

Other comprehensive income:
Foreign currency translation adjustments	(316)	(708)
Unrealized gain on investments, net of tax	28	5
Total comprehensive income	$49	$1,636

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended March 31,
	2016	2015
Basic earnings per share:
Net income per basic common share	$0.01	$0.05
Diluted earnings per share:
Net income per diluted common share	$0.01	$0.04

Basic weighted average common shares outstanding	49,376	50,872
Diluted weighted average common shares outstanding	51,106	52,492

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,991	$18,706
Accounts receivable, net of allowance of $1,692 and $1,815, respectively	18,998	12,892
Prepaid expenses	14,560	8,151
Deferred expenses	61,699	59,400
Other current assets	4,147	4,380
Total current assets	111,395	103,529

Property and equipment, net	58,283	41,963
Deferred expenses	50,762	50,113
Goodwill	857,475	639,145
Intangible assets, net	479,120	318,107
Other assets	12,405	4,482
Total assets	$1,569,440	$1,157,339

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,047	$9,974
Accrued expenses	24,432	13,303
Accrued compensation and benefits	10,276	13,765
Deferred revenue	236,942	219,187
Current portion of debt	9,606	11,169
Deferred consideration	19,249	—
Other liabilities	3,311	3,802
Total current liabilities	317,863	271,200

Deferred revenue	196,183	191,426
Long-term debt	712,769	411,409
Deferred tax liabilities	82,172	37,840
Other long-term liabilities	28,840	7,287
Total liabilities	1,337,827	919,162

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,830,386 and 50,683,717 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	51	51
Additional paid-in capital	568,062	565,648
Treasury stock at cost, 2,619,483 shares as of March 31, 2016 and 2,120,944 shares as of December 31, 2015	(53,777)	(44,750)
Accumulated other comprehensive loss	(2,436)	(2,148)
Accumulated deficit	(280,287)	(280,624)
Total stockholders' equity	231,613	238,177
Total liabilities and stockholders' equity	$1,569,440	$1,157,339
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$337	$2,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,913	13,744
Stock based compensation	4,808	5,047
Deferred income taxes	813	3,280
Amortization of debt discounts and issuance costs	2,998	2,796
Changes in operating assets and liabilities:
Accounts receivable, net	(1,246)	(255)
Prepaid expenses and other assets	(11,015)	(615)
Deferred expenses	(2,948)	(4,281)
Accounts payable	(6,758)	(2,882)
Accrued expenses and other liabilities	6,194	2,015
Accrued compensation and benefits	(8,480)	(66)
Deferred revenue	13,859	10,801
Net cash provided by operating activities	14,475	31,923
Cash flows from investing activities
Business acquisitions	(300,287)	(475)
Capital expenditures	(3,855)	(3,604)
Net cash used in investing activities	(304,142)	(4,079)
Cash flows from financing activities
Stock issuance costs	(5)	(24)
Common stock repurchased	(3,206)	(2,261)
Payments of long-term debt	(12,500)	(17,500)
Proceeds from exercise of stock options	539	1,971
Proceeds from borrowings on long-term debt	200,000	—
Proceeds from borrowings on revolving credit facility	115,000	—
Debt issuance costs	(5,700)	—
Common stock purchases under stock repurchase plan	(11,165)	(15,786)
Net cash provided by (used in) financing activities	282,963	(33,600)

Effect of exchange rate changes on cash	(11)	(3)

Net decrease in cash and cash equivalents	(6,715)	(5,759)
Cash and cash equivalents, beginning of period	18,706	22,485
Cash and cash equivalents, end of period	$11,991	$16,726
Supplemental cash flow information
Interest paid	$2,322	$3,108
Income tax paid	$1,414	$482
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
The Company has reviewed the criteria of Accounting Standards Codification ("ASC") 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, web services and products.
In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $342.4 million, which includes $42.0 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. See Note 2, Business Combinations, for additional information surrounding the acquisition.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2016, the consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2016, the Company’s results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015. The Company's financial position as of March 31, 2016 includes the assets and liabilities of Yodle and the results of operations and cash flows from March 9, 2016 to March 31, 2016. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on February 26, 2016, and any subsequently filed current reports on Form 8-K.

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

New Accounting Standards

Recently Adopted Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires an entity recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard also requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provision amounts, calculated as if the accounting had been completed at the acquisition date. For public companies, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 was adopted during the first quarter ended March 31, 2016 and there was no effect on the Company's consolidated financial statements and footnote disclosures.

Accounting Standards Issued Not Yet Adopted
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company will use one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in ASU 2014-09 and has the same effective date as the original standard. The Company is currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2016-08 will have on our consolidated financial statements.
In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods beginning January 1, 2017. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and the adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and we are currently evaluating the impact that ASU 2016-02 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and we are currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.

2. Business Combinations
Acquisition of Yodle
On March 9, 2016, the Company executed an Agreement and Plan of Merger (the "Merger Agreement) with Yodle, Inc., a Delaware corporation ("Yodle"), and Shareholder Representative Services, LLC, a Colorado limited liability company. The Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company will pay an additional $20.0 million and $22.0 million on the first and second anniversary dates of the closing, respectively, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.4 million, for total consideration of $342.4 million. In addition to the consideration, the Company incurred approximately $3.3 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016.
The Company has accounted for the acquisition of Yodle using the acquisition method as required in Accounting Standards Codification 805, Business Combinations ("ASC 805"). As such, preliminary fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed preliminary estimates of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. In addition, Yodle has vertically focused solutions that help small businesses attract new business and retain existing customers through cloud based marketing platforms. Finally, the Company also expects to benefit from synergies from eliminating duplicate operational and administrative expenditures, where feasible. The goodwill from the acquisition is not deductible for tax purposes.
The Company is still reviewing information surrounding intangible assets, property, plant and equipment values, certain assets and liabilities, accrued expenses, deferred revenue, income taxes and the allocation to purchase price from vested Yodle stock options that were converted to Company stock options as of the acquisition date. These items may result in changes to the Company's preliminary purchase price allocation through the first quarter of 2017. The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed on March 9, 2016 (in thousands):

Tangible current assets	$7,709
Property plant and equipment	18,157
Developed technology	72,500
Trademarks / trade names	32,500
Customer relationships	67,500
Other non current assets	277
Goodwill	218,530
Current liabilities	(22,308)
Deferred revenue	(8,709)
Deferred tax liability	(43,532)
Other long term liabilities	(245)
Purchase price consideration	$342,379

The preliminary customer relationships and developed technology intangible assets will be amortized over 5 years and 6 years, respectively. The trademarks and trade names are indefinite life intangible assets and are not amortized.

Yodle contributed approximately $8 million in revenue during the period from March 9, 2016 through March 31, 2016. The revenue for the first quarter ended reflects approximately $6 million of unfavorable impact amortizing into revenue, deferred revenue that was recorded at fair value as of the acquisition date. The operations of Yodle have been incorporated with the existing Web.com Group Inc. operations subsequent to the transaction closing. As such, the determination of operating income and net income is not readily available nor would it be indicative of the standalone entity if presented.

The fair value and gross contractual amount of the acquired accounts receivable was $4.9 million.

The Company has omitted the pro forma revenue and earnings per share disclosure for the three months ended March 31, 2016 and 2015 due to the timing of the closing of the acquisition and to the number of items that are considered preliminary as of March 31, 2016.

3. Net Income Per Common Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.

During the first quarter of 2015 and 2016, the Company issued equity awards with performance, service and market conditions. These awards are included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of March 31, 2016, neither of the underlying conditions for the 2016 awards have been met. Therefore, no incremental common shares from this award have been included. See Note 10, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the three months ended March 31, 2016 and 2015, 4.7 million and 2.3 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three months ended March 31, 2016 and 2015.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Net income	$337	$2,339

Basic weighted average common shares outstanding	49,376	50,872
Dilutive effect of stock options	1,404	1,354
Dilutive effect of restricted shares	326	266
Dilutive effect of performance shares	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—
Diluted weighted average common shares outstanding	51,106	52,492

Net income per basic common share	$0.01	$0.05

Net income per diluted common share	$0.01	$0.04

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2015, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the three months ended March 31, 2016.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively (in thousands):

	March 31, 2016	December 31, 2015
Goodwill balance at beginning of period	$741,439	$741,858
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,145	639,564
Goodwill acquired during the period-Yodle-Note 2, Business Combinations	218,530	11
Foreign currency translation adjustments (1)	(200)	(430)
Goodwill balance at end of period, net *	$857,475	$639,145

* Gross goodwill balances were $959.8 million as of March 31, 2016 and $741.4 million as of December 31, 2015. These include accumulated impairment losses of $102.3 million.

(1) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$164,663	$—	$164,663
Definite-lived intangible assets:
Customer relationships	357,129	(134,607)	222,522	6.6
Developed technology	265,465	(174,553)	90,912	5.1
Other	5,977	(4,954)	1,023	2.1
Total *	$793,234	$(314,114)	$479,120

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.2 million as of March 31, 2016.

	December 31, 2015
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

The weighted-average amortization period for the amortizable intangible assets remaining as of March 31, 2016 is approximately 6.2 years. Total amortization expense was $11.3 million and $9.8 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the amortization expense for the remainder of the year ended December 31, 2016, and the next five years and thereafter is as follows (in thousands):

2016 (remainder of year)	$46,614
2017	53,275
2018	50,604
2019	47,213
2020	45,011
2021	33,953
Thereafter	37,787
Total	$314,457

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a personalized digital marketing platform. The Company incurred $0.2 million of expense related to services provided by Conversant during each of the three months ended March 31, 2016 and 2015.
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

As of March 31, 2016 and December 31, 2015, the carrying value of the debt and equity component was $230.8 million and $47.8 million and $228.0 million and $47.8 million, respectively. The unamortized debt discount of $28.0 million as of March 31, 2016 will be amortized over the remaining life of 2.4 years using the effective interest method.

Credit Agreement

On February 11, 2016, the Company entered into an amendment (the "Amendment") to that certain Credit Agreement, dated as of September 9, 2014 (the "Existing Credit Agreement" and as amended by the Amendment, the "Amended Credit Agreement"), by and among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. On March 9, 2016 (the "Closing Date"), the amended Credit Agreement became effective following the completion of the acquisition of Yodle Inc. (the "Acquisition").

The Amended Credit Agreement provides for (i) $390.0 million of five-year secured term loans, replacing and refinancing $190.0 million of secured term loans outstanding under the Existing Credit Agreement and providing for an additional $200.0 million of secured term loans (the "Term Loan") and (ii) a five-year secured revolving credit facility that provides up to $150 million of revolving loans (the "Revolving Credit Facility"), which replaces the revolving credit facility under the Existing Credit Agreement. On the Closing Date, the Company used the proceeds of the Term Loan and borrowed $115.0 million of loans under the Revolving Credit Facility, together with cash on hand, to complete the Acquisition.

The Term Loan and loans under the Revolving Credit Facility initially bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 3.00% per annum, or the prime lending rate plus an applicable margin equal to 2.00% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. The Company must also pay (i) a commitment fee of 0.45% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
The refinancing was accounted for as a modification of the Existing Credit Agreement. As a result, the $5.7 million of additional loan origination discounts and bank arranger fees were capitalized during the first quarter ended March 31, 2016 in connection with the refinancing. Third party fees related to the Amendment were expensed as incurred.
The Company has $38.1 million of available borrowings under the Revolving Credit Facility as of March 31, 2016.
Outstanding long-term debt and the interest rates in effect at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving Credit Facility maturing 2021, 3.44%, based on LIBOR plus 3.00%, less unamortized discount of $2,616 at March 31, 2016, effective rate of 3.92%	$107,384	$3,437
Term Loan due 2021, 3.44%, based on LIBOR plus 3.00%, less unamortized discount of $5,771 at March 31, 2016, effective rate of 3.81%	384,229	191,109
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $27,988 at March 31, 2016 effective rate of 5.88%	230,762	228,032
Total Outstanding Debt	722,375	422,578
Less: Current Portion of Long-Term Debt	(9,606)	(11,169)
Long-Term Portion	$712,769	$411,409

Debt discount and issuance costs

The Company recorded $3.0 million and $2.8 million of expense from amortizing debt issuance and discount costs during each of the three months ended March 31, 2016 and 2015, respectively.

Total estimated principal payments due for the next five years as of March 31, 2016 are as follows:

Year 1	$9,750
Year 2	19,500
Year 3	288,000
Year 4	39,000
Year 5	402,500
Total principal payments	$758,750
On August 15, 2018, the aggregate principal balance of the Senior Convertible Notes (the 2018 Notes) becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in March 2021. The Revolving Credit Facility matures in March 2021.

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency translation adjustments	$(2,435)	$(2,119)
Unrealized loss on investments	(1)	(29)
Total accumulated other comprehensive loss	$(2,436)	$(2,148)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of March 31, 2016 and December 31, 2015 due to the short maturity of these items. As of March 31, 2016, the fair value and carrying value of the Company’s 2018 Notes totaled $246.5 million and $230.8 million, respectively. As of December 31, 2015, the fair value and carrying value of the Company's 2018 Notes was $243.2 million and $228.0 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan that were amended on February 11, 2016, are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of March 31, 2016 and December 31, 2015. See Note 6, Long-term Debt, for additional nformation surrounding the amendment.

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

The Company recorded income tax expense of $1.0 million and $3.6 million during the three months ended March 31, 2016 2015, respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. The estimated annual effective tax rate for 2015 reflected the estimated increase in our non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for each year.

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
Incentive stock options and non-statutory stock options issued generally vest ratably over three to four years, are contingent upon continued service and expire ten years from the grant date. Restricted share awards generally vest 25 percent each year over a four year period.
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
Yodle Equity Grants
In connection with the March 2016 Yodle acquisition, the Company granted 0.3 million restricted shares that vest annually over a 4 year period and 0.3 million stock options of which 25 percent vest one year from the date of grant and the remaining 75 percent vest monthly over a three year period for a total of 4 years.
In addition, the Company converted unvested and out of the money existing Yodle stock options to 1.3 million stock options of the Company in connection with the March 9, 2016 acquisition of Yodle. The total value of the converted stock options is approximately $9.5 million. Approximately $2.4 million has been recorded as additional consideration representing the vesting that occured prior to the closing of the acquisition. The remaining $7.1 million will be amortized to stock compensation expense over the remaining service period of approximately 3 years.
Performance Shares
During the first quarter of 2015 and 2016, the Compensation Committee of the Board of Directors approved performance share equity awards. The targeted number of shares under a 100 percent payout scenario for each of the 2015 and 2016 awards are 0.2 million common shares over the one year vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the three months ended March 31, 2016 was approximately $0.1 million. This represented the remaining expense for the first tranche of the 2015 award. The 2015 tranche of the performance share award resulted in a payout of 159% of the target shares, or approximately 92 thousand shares. During the three months ended March 31, 2016, approximately 37 thousand shares totaling $0.7 million, were withheld by the Company for minimum income tax withholding requirements. No expense has been recognized for the 2016 performance awards as of March 31, 2016, because it is not probable that the performance requirements will be achieved.
Stock Options

Compensation costs related to the Company’s stock option plans were $2.2 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. During each of the three months ended March 31, 2016 and 2015, 0.1 million and 0.2 million common shares were issued for options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended March 31, 2016 and 2015, was approximately $2.5 million and $2.1 million, respectively. During each of the three months ended March 31, 2016 and 2015, approximately 0.1 million shares totaling approximately $2.6 million and $2.3 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended March 31, 2016 and 2015, 0.5 million and 0.4 million restricted common shares were granted, respectively. This excludes the Yodle restricted stock awards that were discussed above.

Stock Repurchases

On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. This program, according to its terms, will expire on December 31, 2016.
The aggregate amount available for repurchase under this program was $27.4 million at March 31, 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2016 and 2015, the Company repurchased approximately 0.6 million and 0.9 million common shares, respectively. The total amount repurchased during the three months ended March 31, 2016 and 2015, was $11.2 million and $15.8 million, respectively.

11. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $8.7 million in standby letters of credit as of March 31, 2016, $1.9 million of which were issued under the Revolving Credit Facility. The letters of credit increased approximately $6.4 million during the three months ended March 31, 2016, primarily to fulfill requirements under Yodle operating leases.

Legal Proceedings

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters for which a loss was reasonably possible or estimable at March 31, 2016.

On March 4, 2016, a putative class action filed in the U.S. District Court for the Northern District of California on February 2, 2016 alleging that the Company violated the California Unfair Competition Law, the California Data Breach Act and the implied covenant of good faith and fair dealing arising from the data breach discovered and disclosed by the Company in August 2015, and seeking unspecified monetary damages, restitution, injunctive relief, and other relief was voluntarily dismissed.

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

In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $342.4 million, which includes $42.0 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. Management's Discussion and Analysis includes the results of operations and cash flows of Yodle from March 9, 2016 through March 31, 2016. See Note 2, Business Combinations, for additional information surrounding the acquisition.
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

Customer Retention Rate (Retention Rate)

Customer retention rate is defined as the trailing twelve month retention metric which we measure as the subscribers at the end of the period (less acquired customers, if applicable) divided by the sum of the subscribers at the beginning of the period and the new subscribers added during the last twelve months. Customer cancellations in the trailing twelve months include cancellations from subscriber additions, which is why we include subscriber additions in the denominator. Retention rate is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plan.

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $8.6 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Cost of Revenue

Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration costs, directory listing fees, eCommerce store design, search engine registration fees, billing costs, hosting expenses, marketing fees, and allocated overhead costs. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and web services usage grows, we intend to continue to invest additional resources in our website development and support staff.

Operating Expenses

Sales and marketing, technology and development and general and administrative expenses are expected to increase during the remainder of 2016 as we continue to integrate the operations of Yodle.

Sales and Marketing Expense

Our direct marketing expenses include the costs associated with the online marketing channels we use to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television and radio advertising and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff and customer support staff. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects as well as from the fixed assets acquired in connection with the Yodle acquisition. Amortization expense is expected to continue to increase during the remainder of 2016 from the amortization of intangible assets acquired from the Yodle acquisition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

Results of Operations

Comparison of the results for the three months ended March 31, 2016 to the results for the three months ended March 31, 2015

The quarter ended March 31, 2016 included a partial month activity from the Yodle acquisition. The operations of Yodle began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on March 9, 2016. As such, revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.

The following table sets forth our key business metrics:

	Three months ended March 31,
	2016 (1)	2015
	(unaudited)
Ending Subscribers as of March 31,	3,423,000	3,295,000
Net subscriber additions	70,000	19,000
Average revenue per user (monthly)	$15.10	$13.75
(1) The metrics for the quarter ended March 31, 2016 include the operating results of Yodle, Inc. from March 9, 2016 to March 31, 2016.

As part of the acquisition of Yodle, we acquired approximately 53,000 subscribers in March 2016. In addition, net organic subscribers increased by approximately 17,000 subscribers during the three months ended March 31, 2016, as compared to an increase of approximately 19,000 subscribers during the three months ended March 31, 2015. The increase in subscribers is primarily due to marketing and customer service efforts in prior periods, as well as during the quarter ended March 31, 2016. Our rolling twelve month retention rate (1) as of March 31, 2016 was 87.1% compared to 87.7% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

Revenue

	Three months ended March 31,
	2016	2015
	(unaudited, in thousands)
Revenue:
Subscription	$143,192	$130,461
Professional services and other	1,606	2,139
Total revenue	$144,798	$132,600

Total revenue increased to $144.8 million in the three months ended March 31, 2016 up from $132.6 million in the three months ended March 31, 2015. Total revenue during the three months ended March 31, 2016 and 2015, includes the unfavorable impact of $8.6 million and $5.1 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact increased $3.5 million during the three months ended March 31, 2016, compared to the same prior period, due to the deferred revenue of Yodle that was also recorded at fair value at the acquisition date and amortized into revenue during the quarter. The remaining $15.7 million increase in revenue during the three months ended March 31, 2016, is driven principally by the acquisition of Yodle and growth in our value added digital marketing solutions, offset by a decrease in sales of our lower priced DIY website and hosting related products.

Subscription Revenue. Subscription revenue increased during the three months ended March 31, 2016, to $143.2 million up from $130.5 million during the three months ended March 31, 2015. The increase is primarily due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue was 25% lower at $1.6 million in the three months ended March 31, 2016 down from $2.1 million for the three months ended March 31, 2015. The decrease was principally driven by a lower volume of custom design professional services.

Cost of Revenue

	Three months ended March 31,
	2016	2015
	(unaudited, in thousands)
Cost of revenue	$51,083	$48,702

Cost of Revenue. Cost of revenue increased 5% or $2.4 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. A majority of the increase was due to the costs associated with the additional revenue due to the Yodle acquisition in March 2016, offset by approximately $1.5 million of lower domain-related costs, due to lower overall volume of domains under management, as certain promotional domain products became fully amortized.

Our gross margin was 65% during the three months ended March 31, 2016 up from 63% during the same prior year period. Excluding the $8.6 million and $5.1 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended March 31, 2016 and 2015, respectively, gross margin was 67% and 65% for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

	Three months ended March 31,
	2016	2015
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$42,012	$35,679
Technology and development	9,078	5,802
General and administrative	19,664	17,211
Restructuring expense	136	313
Depreciation and amortization	15,913	13,744
Total operating expenses	$86,803	$72,749

Sales and Marketing Expenses. Sales and marketing expenses increased 18% to $42.0 million and were 29% of total revenue during the three months ended March 31, 2016, up from $35.7 million, which was approximately 27% of revenue during the three months ended March 31, 2015. Sales and marketing expenses increased approximately $6.3 million primarily due to the acquisition of Yodle in March 2016. The remaining increase was due to marketing-related compensation expense, offset by reductions in general marketing and customer service outsourcing expenses.

Technology and Development Expenses. Technology and development expenses of $9.1 million, or 6% of total revenue, increased by $3.2 million during the three months ended March 31, 2016, from $5.8 million, or 4% of total revenue during the three months ended March 31, 2015. The increase was primarily from the technology expenses related from the acquisition of Yodle in March 2016 and an increase in compensation expense due to a lower volume of capitalized software projects that were internally developed during the period.

General and Administrative Expenses. General and administrative expenses increased $2.5 million to $19.7 million, or 14% of total revenue, during the three months ended March 31, 2016, as compared to $17.2 million, or 13% of total revenue during the three months ended March 31, 2015. The increase was due to the additional general and administrative expenses related to the Yodle acquisition in March 2016, as well as, one-time expenses related to the close of the acquisition for investment banking and due diligence services. These expenses were offset by lower incentive compensation and bad debt expenses when compared to the same prior year period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.2 million to $15.9 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Amortization expense increased by $1.5 million associated with the intangible assets acquired as part of the Yodle acquisition. In addition, depreciation expense increased by $0.7 million during the three months ended March 31, 2016, primarily from an increased volume of internally developed software projects that were placed into service during the prior year, as well as, the depreciation associated with the Yodle fixed assets acquired.

Interest Expense, net. Net interest expense totaled $5.6 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. Included in the interest expense for each of the three months ended March 31, 2016 and 2015, is $3.0 million and $2.8 million of deferred financing fee and loan origination discount amortization, respectively. Excluding the impact of amortizing deferred financing fees and loan origination discounts, interest expense remained flat during the first quarter ended March 31, 2016, compared to the first quarter of 2015, primarily due to the lower interest rates during most of the quarter ended March 31, 2016 and from lower debt levels due to repayments made in prior periods, partly offset by the additional debt incurred and slightly higher interest rates in effect from financing the Yodle acquisition.

Income Tax Expense. We recorded income tax expense of $1.0 million and $3.6 million during the three months ended March 31, 2016 and 2015, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. Our estimated annual effective tax rate for 2015 reflected the estimated increase in our non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for each year.

Outlook. For 2016, we expect a meaningful increase in our revenue due to the acquisition of Yodle, which closed in the first quarter of 2016. We also anticipate revenue growth from our continued focus on our value added digital marketing solutions partially offset by declines in our Do-It-Yourself product lines. We expect to generated strong free cash flow which will be used to pay down debt and repurchase common shares.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	Three months ended March 31,
	2016	2015
	(unaudited, in thousands)
Net cash provided by operating activities	$14,475	$31,923
Net cash used in investing activities	(304,142)	(4,079)
Net cash provided by (used in) financing activities	282,963	(33,600)
Effect of exchange rate changes on cash	(11)	(3)
Decrease in cash and cash equivalents	$(6,715)	$(5,759)

Cash Flows

As of March 31, 2016, we had $12.0 million of cash and cash equivalents and $206.5 million in negative working capital, as compared to $18.7 million of cash and cash equivalents and $167.7 million in negative working capital as of December 31, 2015. The unfavorable change in working capital is primarily due to increases in deferred revenue, deferred consideration and accrued expenses, primarily resulting from the March 2016 acquisition of Yodle. Accounts payable, prepaid expenses and accounts receivable are also higher when compared to December 31, 2015 primarily from the assets and liabilities of Yodle that were acquired in the three months ended March 31, 2016. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which get amortized to revenue or expense rather than settled with cash. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements.

Net cash provided by operations for the three months ended March 31, 2016 decreased $17.4 million from the three months ended March 31, 2015, primarily due to the inclusion of $2.8 million of acquisition related transaction costs that were paid and from unfavorable changes in working capital during the three months ended March 31, 2016. The working capital changes are due the requirement to fund $6.4 million of letters of credit that are restricted by operating leases of Yodle. In addition, the annual performance bonuses paid in the three months ended March 31, 2016 were higher than the same prior year period. Finally, accounts payable payments and timing were also unfavorable during the three months ended March 31, 2016 due primarily to the Yodle acquisition.

Net cash used in investing activities during the three months ended March 31, 2016 was $304.1 million, as compared to $4.1 million in the three months ended March 31, 2015. The quarter ended March 31, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. See Note 2, Business Combinations, for additional information surrounding the Yodle, Inc. acquisition.

Net cash provided by financing activities during the three months ended March 31, 2016, reflects the increase in long term debt from our amended credit agreement to fund the acquisition of Yodle Inc., on March 9, 2016. During the three months ended March 31, 2016, common stock repurchases of 0.6 million common shares totaling $11.2 million were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options decreased by $1.4 million to $0.5 million in the three months ended March 31, 2016 when compared to the same prior year period. Approximately $3.2 million and $2.3 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the three months ended March 31, 2016 and 2015, respectively. The first quarter ended March 31, 2016 included $5.7 million of loan origination and arrangement fees in connection with the March 2016 amendment to the credit agreement. See Note 6, Long term Debt, for additional information surrounding the amendment.

Debt Covenants

The amendment to the credit agreement entered into on February 11, 2016 with an effective date of March 9, 2016, continue to require that we not exceed a maximum first lien net leverage ratio and that we maintain a minimum consolidated cash interest expense to consolidated EBITDA coverage ratio as set forth in the table below. The first lien net leverage ratio is defined as the total of the outstanding consolidated first lien debt minus up to $50.0 million of unrestricted cash and cash equivalents, divided by consolidated EBITDA. The consolidated interest coverage ratio is defined as consolidated EBITDA divided by consolidated cash interest expense. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, non-cash losses, acquisition-related costs and includes the benefit of annualized synergies due to the Yodle acquisition.

Outstanding debt as of March 31, 2016 for purposes of the First Lien Net Leverage Ratio was approximately $488.0 million. The covenant calculations as of March 31, 2016 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of March 31, 2016	Ratio at March 31, 2016	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 3.25	2.58	0.67
Consolidated Interest Coverage Ratio	Greater than 2.00	13.86	11.86

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

The repurchases may be made periodically in a variety of ways including open market purchases at prevailing market prices, in privately negotiated transactions, or pursuant to a 10b5-1 plan. See Item 2, Issuer Repurchases of Equity Securities, for additional information.

New Accounting Standards

See Note 1. The Company and Summary of Significant Accounting Policies, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.

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

The following table presents our non-GAAP measures for the periods indicated (in thousands, except for per share data and percentages):

	Three months ended March 31,
	2016	2015
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$144,798	$132,600
Fair value adjustment to deferred revenue	8,558	5,093
Non-GAAP revenue	$153,356	$137,693

Reconciliation of GAAP net income to non-GAAP net income
GAAP net income	$337	$2,339
Amortization of intangibles	11,303	9,816
Stock based compensation	4,808	5,047
Income tax expense	977	3,561
Restructuring expense	136	313
Corporate development	3,340	597
Amortization of debt discounts and fees	2,998	2,798
Cash income tax expense	(325)	(267)
Fair value adjustment to deferred revenue	8,558	5,093
Fair value adjustment to deferred expense	58	191
Non-GAAP net income	$32,190	$29,488

Reconciliation of GAAP net income per basic share to non-GAAP net income per basic share
GAAP net income per basic share	$0.01	$0.05
Amortization of intangibles	0.23	0.19
Stock based compensation	0.10	0.10
Income tax expense	0.02	0.07
Restructuring expense	—	0.01
Corporate development	0.07	0.01
Amortization of debt discounts and fees	0.06	0.06
Cash income tax expense	(0.01)	(0.01)
Fair value adjustment to deferred revenue	0.17	0.10
Fair value adjustment to deferred expense	—	—
Non-GAAP net income per basic share	$0.65	$0.58

Diluted weighted average shares
Diluted shares:
Basic weighted average common shares	49,376	50,872
Diluted stock options	1,404	1,354
Diluted restricted stock	326	266
Total diluted weighted average common shares	51,106	52,492

Reconciliation of GAAP net income (loss) per diluted share to Non-GAAP net income per diluted share
GAAP net income per diluted share	$0.01	$0.04

Amortization of intangibles	0.22	0.19
Stock based compensation	0.09	0.10
Income tax expense	0.02	0.07
Restructuring expense	—	0.01
Corporate development	0.07	0.01
Amortization of debt discounts and fees	0.06	0.05
Cash income tax expense	(0.01)	(0.01)
Fair value adjustment to deferred revenue	0.17	0.10
Fair value adjustment to deferred expense	—	—
Non-GAAP net income per diluted share	$0.63	$0.56

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$6,912	$11,149
Amortization of intangibles	11,303	9,816
Stock based compensation	4,808	5,047
Restructuring expense	136	313
Corporate development	3,340	597
Fair value adjustment to deferred revenue	8,558	5,093
Fair value adjustment to deferred expense	58	191
Non-GAAP operating income	$35,115	$32,206

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	5%	8%
Amortization of intangibles	7	7
Stock based compensation	3	4
Restructuring expense	—	—
Corporate development	2	—
Fair value adjustment to deferred revenue	6	4
Fair value adjustment to deferred expense	—	—
Non-GAAP operating margin	23%	23%

Reconciliation of GAAP operating income to adjusted EBITDA
GAAP operating income	$6,912	$11,149
Depreciation and amortization	15,913	13,744
Stock based compensation	4,808	5,047
Restructuring expense	136	313
Corporate development	3,340	597
Fair value adjustment to deferred revenue	8,558	5,093
Fair value adjustment to deferred expense	58	191
Adjusted EBITDA	$39,725	$36,134

Reconciliation of GAAP operating margin to adjusted EBITDA margin
GAAP operating margin	5%	8%
Depreciation and amortization	10	10
Stock based compensation	3	4
Restructuring expense	—	—
Corporate development	2	—

Fair value adjustment to deferred revenue	6	4
Fair value adjustment to deferred expense	—	—
Adjusted EBITDA margin	26%	26%

Reconciliation of GAAP gross profit to non-GAAP gross profit
Gross Profit	$93,715	$83,898
Fair value adjustment to deferred revenue	8,558	5,093
Fair value adjustment to deferred cost	58	191
Stock based compensation	494	509
Non-GAAP gross profit	$102,825	$89,691
Non-GAAP gross margin	67%	65%

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$14,475	$31,923
Capital expenditures	(3,855)	(3,604)
Free cash flow	$10,620	$28,319

Revenue
Subscription	$143,192	$130,461
Professional services and other	1,606	2,139
Total	$144,798	$132,600

Stock based compensation
Cost of revenue	$494	$509
Sales and marketing	1,137	1,235
Technology and development	693	763
General and administrative	2,484	2,540
Total	$4,808	$5,047
Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the disclosure about market risk since the year ended December 31, 2015. For a full description of our disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk, in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. Although the results of these legal actions in which we are involved cannot be predicted with any certainty, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. Defending these legal actions in which we are involved is costly and can impose significant burden on management and there can be no assurance that favorable final outcomes will be obtained. At March 31, 2016, there were no material legal matters for which a loss was reasonably possible or estimable.

On March 4, 2016, a putative class action filed in the U.S. District Court for the Northern District of California on February 2, 2016 alleging that the Company violated the California Unfair Competition Law, the California Data Breach Act and the implied covenant of good faith and fair dealing arising from the data breach discovered and disclosed by the Company in August 2015, and seeking unspecified monetary damages, restitution, injunctive relief, and other relief was voluntarily dismissed.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, are set forth below and are unchanged substantively at March 31, 2016.

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
One of our business strategies is to acquire complementary services, technologies or businesses. The success of any future acquisition, including our acquisition of Yodle, will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.
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
We were profitable for the three months ended March 31, 2016 and for the year ended December 31, 2015, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not stay profitable in the future.
We were profitable for the three months ended March 31, 2016 and for year ended December 31, 2015 but we were not profitable for the years ended December 31, 2014, 2013, and may not be profitable in future years. As of March 31, 2016, we had an accumulated deficit of approximately $280.3 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of March 31, 2016, we had $390.0 million of aggregate principal amount of our Term Loan and $110.0 million of Revolving Credit Facility (defined in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. We entered into an Amendment to Credit Agreement, dated as of February 11, 2016, which became effective on March 9, 2016, of our Term Loan and Revolving Credit Facility pursuant to which certain of our lenders have provided an additional $200.0 million of senior secured term loans, the proceeds of which, together with $110.0 million of revolving loans and cash on hand, was used to fund the acquisition of Yodle, Inc. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
As of December 31, 2015, the Company has U.S. Federal NOLs of approximately $191.3 million (excluding $74.0 million related to excess tax benefits for stock-based compensation tax deductions in excess of book compensation which will be credited to additional paid-in capital when such deductions reduce taxes payable, as determined on a “with-and-without” basis) available to offset future taxable income which expire between 2020 and 2033. In connection with the Yodle acquisition in March 2016, the Company acquired additional U.S. Federal NOLs of approximately $71.4 million, which expire between 2027 and 2035. As discussed in Note 2, Business Combinations, Yodle NOLs are subject to additional review through the first quarter of 2017 and will be adjusted in subsequent periods to the extent applicable.
These NOLs are subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company estimates that at least $209.1 million of these NOLs will be available during the carry forward period based on our existing Section 382 limitations.
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
We arAny growth could strain our resources and our business may suffer if we fail to implement appropriate controls and procedures to manage our growth.
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
We dependent on our executive officers, and the loss of any key personnel may compromise our ability to successfully manage our business and pursue our growth strategy.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2016 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
January 1-January 31, 2016	241,281	$18.77	241,281	$34,068,988
February 1-February 29, 2016	338,791	$17.60	338,791	$28,105,757
March 1-March 31, 2016	37,000	$18.18	37,000	$27,433,093
Total	617,072	$18.09	617,072	$27,433,093

(*)
The share repurchases, totaling $11.2 million in the three months ended March 31, 2016, were made under our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document
2.4	Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)
3.3	Certificate of Ownership and Merger of Registration (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (4)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (5)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (6)
10.1
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

Web.com Group, Inc.
(Registrant)

May 10, 2016	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.4	Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)
3.3	Certificate of Ownership and Merger of Registration (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (4)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (5)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (6)
10.1
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