Form 10-Q
period 2016-06-30
WEB.COM GROUP, INC.
filed 2016-08-08
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Common Stock, par value $0.001 per share, outstanding as of August 3, 2016: 50,507,033

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$187,818	$135,719	$332,616	$268,319

Cost of Revenue	59,743	47,102	110,826	95,804

Gross profit	128,075	88,617	221,790	172,515

Operating expenses:

Sales and marketing	58,448	35,680	100,459	71,359
Technology and development	15,533	5,858	24,611	11,660
General and administrative	23,465	18,273	43,129	35,484
Restructuring expense	778	22	914	335
Depreciation and amortization	22,273	13,849	38,186	27,593
Total operating expenses	120,497	73,682	207,299	146,431

Income from operations	7,578	14,935	14,491	26,084

Interest expense, net	(8,662)	(5,182)	(14,259)	(10,431)
Net (loss) income before income taxes	(1,084)	9,753	232	15,653
Income tax expense	(522)	(5,203)	(1,500)	(8,764)
Net (loss) income	$(1,606)	$4,550	$(1,268)	$6,889

Other comprehensive (loss) income:
Foreign currency translation adjustments	(891)	797	(1,207)	90
Unrealized (loss) gain on investments, net of tax	—	(4)	28	1
Total comprehensive (loss) income	$(2,497)	$5,343	$(2,447)	$6,980

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic (loss) earnings per share:
Net (loss) income per basic common share	$(0.03)	$0.09	$(0.03)	$0.14
Diluted (loss) earnings per share:
Net (loss) income per diluted common share	$(0.03)	$0.09	$(0.03)	$0.13

Basic weighted average common shares outstanding	49,293	50,362	49,334	50,616
Diluted weighted average common shares outstanding	49,293	52,435	49,334	52,510

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,950	$18,706
Accounts receivable, net of allowance of $1,677 and $1,815, respectively	19,356	12,892
Prepaid expenses	14,353	8,151
Deferred expenses	61,829	59,400
Other current assets	3,719	4,380
Total current assets	108,207	103,529

Property and equipment, net	58,880	41,963
Deferred expenses	50,271	50,113
Goodwill	854,295	639,145
Intangible assets, net	473,624	318,107
Other assets	12,784	4,482
Total assets	$1,558,061	$1,157,339

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,621	$9,974
Accrued expenses	17,118	13,303
Accrued compensation and benefits	11,501	13,765
Deferred revenue	238,526	219,187
Current portion of debt	12,016	11,169
Deferred consideration	19,073	—
Other liabilities	3,683	3,802
Total current liabilities	322,538	271,200

Deferred revenue	196,267	191,426
Long-term debt	693,570	411,409
Deferred tax liabilities	85,571	37,840
Other long-term liabilities	30,795	7,287
Total liabilities	1,328,741	919,162

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,634,010 and 50,683,717 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	51	51
Additional paid-in capital	572,735	565,648
Treasury stock at cost, 2,833,748 shares as of June 30, 2016 and 2,120,944 shares as of December 31, 2015	(58,247)	(44,750)
Accumulated other comprehensive loss	(3,327)	(2,148)
Accumulated deficit	(281,892)	(280,624)
Total stockholders' equity	229,320	238,177
Total liabilities and stockholders' equity	$1,558,061	$1,157,339
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(1,268)	$6,889
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,186	27,593
Stock based compensation	10,200	10,184
Deferred income taxes	599	8,047
Amortization of debt discounts and issuance costs	6,685	5,620
Changes in operating assets and liabilities:
Accounts receivable, net	(1,758)	2,643
Prepaid expenses and other assets	(10,935)	(219)
Deferred expenses	(2,586)	1,002
Accounts payable	(1,585)	(373)
Accrued expenses and other liabilities	(519)	1,629
Accrued compensation and benefits	(7,375)	2,690
Deferred revenue	15,644	11,706
Net cash provided by operating activities	45,288	77,411
Cash flows from investing activities
Business acquisitions	(303,262)	(475)
Capital expenditures	(8,306)	(7,911)
Other	(1,300)	—
Net cash used in investing activities	(312,868)	(8,386)
Cash flows from financing activities
Stock issuance costs	(6)	(50)
Common stock repurchased	(3,233)	(2,302)
Payments of long-term debt	(32,500)	(47,500)
Proceeds from exercise of stock options	1,205	4,221
Proceeds from borrowings on long-term debt	200,000	—
Proceeds from borrowings on revolving credit facility	115,000	—
Debt issuance costs	(5,700)	—
Common stock purchases under stock repurchase plan	(16,909)	(29,975)
Net cash provided by (used in) financing activities	257,857	(75,606)

Effect of exchange rate changes on cash	(33)	2

Net decrease in cash and cash equivalents	(9,756)	(6,579)
Cash and cash equivalents, beginning of period	18,706	22,485
Cash and cash equivalents, end of period	$8,950	$15,906
Supplemental cash flow information
Interest paid	$6,851	$4,882
Income tax paid	$2,046	$902
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
In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $341.9 million, which includes $42.0 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. See Note 2, Business Combinations, for additional information surrounding the acquisition.

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2016, the consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2016, the Company’s results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015. The Company's financial position as of June 30, 2016 includes the assets and liabilities of Yodle and the results of operations and cash flows from March 9, 2016 to June 30, 2016. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Sources of Revenue
Subscription Revenue

The Company currently derives a substantial majority of our revenue from fees associated with our subscription services, which generally include web services, online marketing, eCommerce, and domain name registration offerings. We bill a majority of our customers in advance and recognize revenue on a daily basis over the life of the contract.
Professional Services and Other Revenue
The Company also generates professional services revenue from custom website design, eCommerce store design and support services. Custom website design and eCommerce store design work is typically billed on a fixed-price basis and over very short periods. Generally, revenue is recognized when the service has been completed.

Cost of Revenue
Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration costs, directory listing fees, eCommerce store design, online marketing costs for services provided, billing costs, hosting expenses,and allocated overhead costs. The Company allocates overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category.

Operating Expenses
Sales and Marketing Expense
The Company's direct marketing expenses include the costs associated with the online marketing channels used to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television advertising and partnerships. Sales and marketing costs consist primarily of compensation and related expenses for our sales and marketing staff as well as our customer support staff. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation, enhancement of our products and management information systems personnel, as well as costs associated with the data centers and systems infrastructure supporting those products.

General and Administrative Expense
General and administrative expenses consist of compensation and related expenses for executive, finance, and administration, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs.

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

Accounting Standards Issued Not Yet Adopted

In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company will use one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Also, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company is currently evaluating the impact that the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 will have on our consolidated financial statements.
In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.
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
2. Business Combinations
Acquisition of Yodle
On March 9, 2016, the Company executed an Agreement and Plan of Merger (the "Merger Agreement) with Yodle, Inc., a Delaware corporation ("Yodle"), and Shareholder Representative Services, LLC, a Colorado limited liability company. The Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company will pay an additional $20.0 million and $22.0 million on the first and second anniversary dates of the closing, respectively, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.9 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive (Loss) Income for during the six months ended June 30, 2016.

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
The Company is still reviewing information surrounding intangible assets, property, plant and equipment values, certain assets and liabilities, accrued expenses, deferred revenue and income taxes. These items may result in changes to the Company's preliminary purchase price allocation through the first quarter of 2017. The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed (in thousands):

	As of March 31, 2016	Adjustments	As of June 30, 2016
Tangible current assets	$7,709	$(241)	$7,468
Property plant and equipment	18,157	(17)	18,140
Developed technology	72,500	7,160	79,660
Trademarks / trade names	32,500	580	33,080
Customer relationships	67,500	(270)	67,230
Other non current assets	277	—	277
Goodwill	218,530	(4,852)	213,678
Current liabilities	(22,308)	(83)	(22,391)
Deferred revenue	(8,709)	—	(8,709)
Deferred tax liability	(43,532)	(2,763)	(46,295)
Other long term liabilities	(245)	—	(245)
Purchase price consideration	$342,379	$(486)	$341,893

The preliminary customer relationships and developed technology intangible assets will be amortized over 5 years and 6 years, respectively. The trademarks and trade names are indefinite life intangible assets and are not amortized.

Yodle contributed approximately $52 million and $61 million in revenue during the three and six months ended June 30, 2016, respectively. The revenue for the three and six months ended reflects approximately $4 million and $10 million, respectively, of unfavorable impact amortizing into revenue, deferred revenue that was recorded at fair value as of the acquisition date. The operations of Yodle have been incorporated with the existing Web.com Group Inc. operations subsequent to the transaction closing. As such, the determination of operating income and net income is not readily available nor would it be indicative of the standalone entity if presented.

The fair value and gross contractual amount of the acquired accounts receivable was $4.8 million.

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared the unaudited condensed pro forma financial information to reflect the consolidated results of operations as though the Yodle acquisition had occurred on January 1, 2015 for the three months ended June 30, 2015 and the six months ended June 30, 2016 and 2015. The Company has made adjustments to the historical Web.com and Yodle financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Yodle for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the

March 9, 2016 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively.

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

		Six months ended June 30, 2016
Revenue		$372,689
Net loss		$(9,830)

Basic net loss per share		$(0.20)

Diluted net loss per share		$(0.20)

Basic weighted-average common shares outstanding		49,334
Diluted weighted-average common shares outstanding		49,334

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenue	$187,085	$361,350

Net loss	$(7,695)	$(15,942)

Basic net loss per share	$(0.15)	$(0.31)

Diluted net loss per share	$(0.15)	$(0.31)

Basic weighted-average common shares outstanding	50,362	50,616
Diluted weighted-average common shares outstanding	50,362	50,616

Acquisition of TORCHx

On May 31, 2016, the Company completed the acquisition of substantially all of the assets and certain liabilities of Brokerage Leader Inc. ("TORCHx"), a Florida corporation, which primarily consisted of customer relationships and developed technology intangible assets. TORCHx is a real estate platform built for agents and brokerages that features search engine optimization (SEO) and responsive design, customer relationship management (CRM) and other tools to help run successful online marketing campaigns. The Company paid $4.4 million for this business during the second quarter of 2016, of which $3.0 million was paid at closing and the remaining $1.5 million is payable on November 30, 2017.

The Company has accounted for the acquisition of TORCHx using the acquisition method as required in Accounting Standards Codification 805, Business Combinations ("ASC 805"). As such, preliminary fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is deductible for tax purposes.

The Company is still reviewing information surrounding intangible assets, certain assets and liabilities and deferred revenue. These items may result in changes to the Company's preliminary purchase price allocation through the second quarter of 2017.

Assets and liabilities acquired at May 31, 2016 are as follows (in thousands):

Tangible current assets	$21
Developed technology-7 year useful life	1,790
Customer relationships-4 year useful life	360
Goodwill	2,262
Deferred revenue	(42)
Purchase price consideration	$4,391

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

During the first quarter of 2015 and 2016, the Company issued equity awards with performance, service and market conditions. These awards are included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of June 30, 2016, neither of the underlying conditions for the 2016 awards has been met. Therefore, no incremental common shares from this award have been included. See Note 10, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the three months ended June 30, 2016 and 2015, 9.2 million and 1.7 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.
During the six months ended June 30, 2016 and 2015, 9.2 million and 2.1 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and six months ended June 30, 2016 and 2015.

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1,606)	$4,550	$(1,268)	$6,889

Basic weighted average common shares outstanding	49,293	50,362	49,334	50,616

Dilutive effect of stock options	—	1,800	—	1,584
Dilutive effect of restricted shares	—	273	—	310
Dilutive effect of performance shares	—	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—	—
Diluted weighted average common shares outstanding	49,293	52,435	49,334	52,510

Net (loss) income per basic common share	$(0.03)	$0.09	(0.03)	0.14

Net (loss) income per diluted common share	$(0.03)	$0.09	$(0.03)	$0.13

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2015, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the six months ended June 30, 2016.

On April 1, 2016, the Company paid $1.3 million for registrar credentials purchased from eNOM, Incorporated, a Nevada corporation and Rightside Group, LTD., a Delaware corporation. The credentials were recorded as other intangible assets and are being amortized over 24 months.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively (in thousands):

	June 30, 2016	December 31, 2015
Goodwill balance at beginning of period	$741,439	$741,858
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,145	639,564
Goodwill acquired during the period- Scoot	—	11
Goodwill acquired during the period- Yodle- Note 2, Business Combinations	213,678	—
Goodwill acquired during the period- TORCHx- Note 2, Business Combinations	2,262	—
Foreign currency translation adjustments (1)	(790)	(430)
Goodwill balance at end of period, net *	$854,295	$639,145

* Gross goodwill balances were $956.6 million as of June 30, 2016 and $741.4 million as of December 31, 2015. These include accumulated impairment losses of $102.3 million.

(1) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$165,052	$—	$165,052

Definite-lived intangible assets:
Customer relationships	356,981	(143,467)	213,514	6.4
Developed technology	274,255	(181,937)	92,318	5.1
Other	7,745	(5,005)	2,740	1.8
Total *	$804,033	$(330,409)	$473,624

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.6 million as of June 30, 2016.

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

The weighted-average amortization period for the amortizable intangible assets remaining as of June 30, 2016 is approximately 6.0 years. Total amortization expense was $16.8 million and $9.8 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was $28.1 million and $19.6 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the amortization expense for the remainder of the year ended December 31, 2016, and the next five years and thereafter is as follows (in thousands):

2016 (remainder of year)	$31,645
2017	55,742
2018	52,302
2019	48,672
2020	46,443
2021	35,392
Thereafter	38,376
Total	$308,572

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani served as President, Chief Executive Officer and Director of Conversant, a subsidiary of Alliance Data Systems Corporation, a personalized digital marketing platform. The Company incurred $0.2 million and $0.3 million of expense related to services provided by Conversant during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, respectively, the Company incurred $0.4 million and $0.5 million of expense related to services provided by Conversant.
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

As of June 30, 2016 and December 31, 2015, the carrying value of the debt and equity component was $233.5 million and $47.8 million and $228.0 million and $47.8 million, respectively. The unamortized debt discount of $25.2 million as of June 30, 2016 will be amortized over the remaining life of 2.1 years using the effective interest method.

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
The Company has $55.7 million of available borrowings under the Revolving Credit Facility as of June 30, 2016.
Outstanding long-term debt and the interest rates in effect at June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Revolving Credit Facility maturing 2021, 3.44%, based on LIBOR plus 3.00%, less unamortized discount of $2,482 at June 30, 2016, effective rate of 3.92%	$89,955	$3,437
Term Loan due 2021, 3.44%, based on LIBOR plus 3.00%, less unamortized discount of $5,463 at June 30, 2016, effective rate of 3.81%	382,100	191,109
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $25,219 at June 30, 2016, effective rate of 5.88%	233,531	228,032
Total Outstanding Debt	705,586	422,578
Less: Current Portion of Long-Term Debt	(12,016)	(11,169)
Long-Term Portion	$693,570	$411,409

Debt discount and issuance costs

The Company recorded $3.7 million and $2.8 million of expense from amortizing debt issuance and discount costs during each of the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, $6.7 million and $5.6 million of amortization expense was recorded, respectively.

Total estimated principal payments due for the next five years as of June 30, 2016 are as follows:

Year 1	$12,187
Year 2	21,937
Year 3	290,438

Year 4	39,000
Year 5	375,188
Total principal payments	$738,750
On August 15, 2018, the aggregate principal balance of the Senior Convertible Notes (the 2018 Notes) becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in March 2021. The Revolving Credit Facility matures in March 2021.

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(3,326)	$(2,119)
Unrealized loss on investments	(1)	(29)
Total accumulated other comprehensive loss	$(3,327)	$(2,148)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of June 30, 2016 and December 31, 2015 due to the short maturity of these items. As of June 30, 2016, the fair value and carrying value of the Company’s 2018 Notes totaled $238.1 million and $233.5 million, respectively. As of December 31, 2015, the fair value and carrying value of the Company's 2018 Notes was $243.2 million and $228.0 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan that were amended on February 11, 2016, are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of June 30, 2016 and December 31, 2015. See Note 6, Long-term Debt, for additional information surrounding the amendment.

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

The Company recorded income tax expense of $0.5 million and $5.2 million during the three months ended June 30, 2016 and 2015, and $1.5 million and $8.8 million during the six months ended June 30, 2016 and 2015 respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. The estimated annual effective tax rate for 2015 reflected the estimated increase in the Company's projected year-end valuation allowance related to the projected increase in non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for the year.

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
Yodle Equity Grants
In connection with the March 2016 Yodle acquisition, the Company granted 0.3 million restricted shares that vest annually over a four year period and 0.3 million stock options of which 25 percent vest one year from the date of grant and the remaining 75 percent vest monthly over a three year period for a total of four years.
In addition, the Company converted unvested and out of the money existing Yodle stock options to 1.3 million stock options of the Company in connection with the March 9, 2016 acquisition of Yodle. The total value of the converted stock options is approximately $8.3 million. Approximately $2.3 million has been recorded as additional consideration representing the vesting that occurred prior to the closing of the acquisition. The remaining $6.0 million will be amortized to stock compensation expense over the remaining service period of approximately 3 years.
Performance Shares
During the first quarter of 2015 and 2016, the Compensation Committee of the Board of Directors approved performance share equity awards. The targeted number of shares under a 100 percent payout scenario for each of the 2015 and 2016 awards are 0.2 million common shares over the three year vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the three and six months ended June 30, 2016 was approximately $0.4 million and $0.5 million, respectively. This represented the remaining expense for the first tranche of the 2015 award as well as the estimated expense for the 2016 performance period. The Company recorded $0.3 million of compensation expense for the performance shares during the three and six months ended June 30, 2015. The 2015 tranche of the performance share award resulted in a payout of 159% of the target shares, or approximately 92 thousand shares. During the six months ended June 30, 2016, approximately 37 thousand shares totaling $0.7 million, were withheld by the Company for minimum income tax withholding requirements.
Stock Options

Compensation costs related to the Company’s stock option plans were $2.5 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively. Compensation costs for the six months ended June 30, 2016 and 2015, $4.7 million and $5.6 million, respectively. During each of the three months ended June 30, 2016 and 2015, 0.1 million and 0.2 million common shares were issued for options exercised, respectively. During each of the six months ended June 30, 2016 and 2015, 0.1 million and 0.4 million common shares were issued for options exercised, respectively.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended June 30, 2016 and 2015, was approximately $2.5 million and $2.2 million, respectively. Compensation expense for the six months ended June 30, 2016 and 2015 was $5.0 million and $4.2 million, respectively. During each of the six months ended June 30, 2016 and 2015, approximately 0.1 million shares totaling approximately $2.5 million and $2.3 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended June 30, 2016 and 2015, 0.1 million and 57 thousand restricted common shares were granted, respectively. During the six months ended June 30, 2016 and 2015 0.6 million and 0.5 million restricted common shares were granted, respectively. This excludes the Yodle restricted stock awards that were discussed above.

Stock Repurchases

On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. This program, according to its terms, will expire on December 31, 2016.
The aggregate amount remaining available for repurchase under this program was $21.7 million at June 30, 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended June 30, 2016 and 2015, the Company repurchased approximately 0.3 million and 0.7 million common shares, respectively. The total amount repurchased during the three months ended June 30, 2016 and 2015, was $5.7 million and $14.2 million, respectively. During the six months ended June 30, 2016 and 2015, 1.0 million and 1.6 million common shares were repurchased for $16.9 million and $30.0 million, respectively.
11. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $8.2 million in standby letters of credit as of June 30, 2016, $1.9 million of which were issued under the Revolving Credit Facility. The letters of credit increased approximately $5.9 million during the six months ended June 30, 2016, primarily to fulfill requirements under Yodle operating leases.

Legal Proceedings

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various investigations, inquires or legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal proceedings for which a loss was reasonably possible or estimable at June 30, 2016.

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

In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $341.9 million, which includes $42.0 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. Management's Discussion and Analysis includes the results of operations and cash flows of Yodle from March 9, 2016 through June 30, 2016. See Note 2, Business Combinations, for additional information surrounding the acquisition.
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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by the measurement period in months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $6.0 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively. The fair market value adjustments were $14.6 million and $9.3 million for the six months ended June 30, 2016 and 2015, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Cost of Revenue

Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration costs, directory listing fees, eCommerce store design, online marketing costs, billing costs, hosting expenses, and allocated overhead costs. We allocate overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. As our customer base and web services usage grows, we intend to continue to invest additional resources in our website development staff.

Operating Expenses

Sales and marketing, technology and development and general and administrative expenses are expected to increase during the remainder of 2016 as we continue to integrate the operations of Yodle.

Sales and Marketing Expense

Our direct marketing expenses include the costs associated with the online marketing channels we use to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television and radio advertising and online partnerships. Sales and marketing costs consist primarily of compensation and related expenses for our sales and marketing staff as well as customer support staff. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

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
Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation, enhancement of our products and management information systems personnel, as well as costs associated with the data centers and systems infrastructure supporting those products.

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance and administration, as well as professional fees, corporate development costs, other corporate expenses, and allocated overhead costs.

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

Results of Operations

Comparison of the results for the three months ended June 30, 2016 to the results for the three months ended June 30, 2015

The operations of Yodle began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on March 9, 2016. As such, revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.

The following table sets forth our key business metrics:

	Three months ended June 30,
	2016 (1)	2015
	(unaudited)
Ending Subscribers as of June 30,	3,443,000	3,316,000
Net subscriber additions	20,000	21,000
Average revenue per user (monthly)	$18.66	$13.91
(1) The metrics for the quarter ended June 30, 2016 include the operating results of Yodle, Inc.

Net organic subscribers increased by approximately 20,000 subscribers during the three months ended June 30, 2016, as compared to an increase of approximately 21,000 subscribers during the three months ended June 30, 2015. The increase in subscribers is primarily due to marketing and customer service efforts in prior periods, as well as during the quarter ended

June 30, 2016. Our rolling twelve month retention rate (1) as of June 30, 2016 was 86.5% compared to 87.7% during the same prior year period.

Revenue

	Three months ended June 30,
	2016	2015
	(unaudited, in thousands)
Revenue:
Subscription	$186,121	$133,685
Professional services and other	1,697	2,034
Total revenue	$187,818	$135,719

Total revenue increased to $187.8 million in the three months ended June 30, 2016 up from $135.7 million in the three months ended June 30, 2015. Total revenue includes $6.0 million and $4.3 million of unfavorable impact resulting from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date during the three months ended June 30, 2016 and 2015, respectively. The unfavorable impact increased $1.8 million during the three months ended June 30, 2016, compared to the same prior period, due to the deferred revenue of Yodle that was also recorded at fair value at the acquisition date and amortized into revenue during the quarter. The remaining $53.9 million increase in revenue during the three months ended June 30, 2016, is driven principally by the acquisition of Yodle, in addition to increased Do-It-For-Me website revenue as well as online marketing revenue. These increases were partially offset by a decline in hosting revenue and domain and domain-related product revenues.

Subscription Revenue. Subscription revenue increased during the three months ended June 30, 2016, to $186.1 million up from $133.7 million during the three months ended June 30, 2015. The increase is primarily due to the acquisition of Yodle in March of 2016 in addition to the other revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue was 17% lower at $1.7 million in the three months ended June 30, 2016 down from $2.0 million for the three months ended June 30, 2015. The decrease was principally driven by a lower volume of custom design professional services.

Cost of Revenue

	Three months ended June 30,
	2016	2015
	(unaudited, in thousands)
Cost of revenue	$59,743	$47,102

Cost of Revenue. Cost of revenue increased 27% or $12.6 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. A majority of the increase was due to the costs associated with the additional revenue due to the Yodle acquisition that closed in March 2016 and to a $1.1 million increase in online marketing expenses. These increases were partially offset by approximately $1.0 million of lower domain-related costs, due to lower overall volume of domains under management as certain promotional domain products became fully amortized.

Our gross margin was 68% during the three months ended June 30, 2016 up from 65% during the same prior year period due to the inclusion of higher margin Yodle products. Excluding the $6.0 million and $4.3 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended June 30, 2016 and 2015, respectively, gross margin was 69% and 66% for the three months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Three months ended June 30,
2016	2015

	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$58,448	$35,680
Technology and development	15,533	5,858
General and administrative	23,465	18,273
Restructuring expense	778	22
Depreciation and amortization	22,273	13,849
Total operating expenses	$120,497	$73,682

Sales and Marketing Expenses. Sales and marketing expenses increased 64% to $58.4 million and were 31% of total revenue during the three months ended June 30, 2016, up from $35.7 million, which was approximately 26% of revenue during the three months ended June 30, 2015. Sales and marketing expenses increased approximately $22.8 million primarily due to the acquisition of Yodle in March 2016. In addition, marketing-related compensation expense increased $3.0 million during the three months ended June 30, 2016 when compared to the same prior year period. The increase was partially offset by $1.1 million of overall lower general marketing expenses, primarily from direct response television advertising.

Technology and Development Expenses. Technology and development expenses of $15.5 million, or 8% of total revenue, increased by $9.7 million during the three months ended June 30, 2016, from $5.9 million, or 4% of total revenue during the three months ended June 30, 2015. The increase was primarily from the technology expenses related from the acquisition of Yodle in March 2016 and a $2.1 million increase in compensation and benefits expense.

General and Administrative Expenses. General and administrative expenses increased $5.2 million to $23.5 million, or 12% of total revenue, during the three months ended June 30, 2016, as compared to $18.3 million, or 13% of total revenue during the three months ended June 30, 2015. The increase was due to the $7.7 million of additional general and administrative expenses related to the Yodle acquisition in March 2016, as well as, one-time expenses related to the close of the acquisition for investment banking and due diligence services. These expenses were offset primarily by $3.7 million of lower incentive compensation expenses when compared to the same prior year period.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.4 million to $22.3 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Amortization expense increased by $7.0 million primarily from the intangible assets acquired as part of the Yodle acquisition. In addition, depreciation expense increased by $1.4 million during the three months ended June 30, 2016, $0.9 million of which, is from depreciating assets acquired from the Yodle acquisition. The remaining $0.5 million increase is from a higher volume of internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $8.7 million and $5.2 million for the three months ended June 30, 2016 and 2015, respectively. Included in the interest expense for each of the three months ended June 30, 2016 and 2015, is $3.7 million and $2.8 million of deferred financing fee and loan origination discount amortization, respectively. Loan interest expense, excluding amortization, increased $2.6 million during the second quarter ended June 30, 2016, compared to the second quarter of 2015, primarily due to the higher debt levels from the additional debt incurred and slightly higher interest rates in effect from financing the Yodle acquisition.

Income Tax Expense. We recorded income tax expense of $0.5 million and $5.2 million during the three months ended June 30, 2016 and 2015, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. The estimated annual effective tax rate for 2015 reflected the estimated increase in the Company’s projected year-end valuation allowance related to the projected increase in non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for the year.

Results of Operations

Comparison of the results for the six months June 30, 2016 and for the six months ended June 30, 2015

The following table sets forth our key business metrics:

	Six months ended June 30,
	2016 (1)	2015
	(unaudited)
Ending subscribers June 30,	3,443,000	3,316,000
Net subscriber additions	90,000	40,000
Average revenue per user (monthly)	$16.88	$13.83
 (1) The metrics for the six months ended June 30, 2016 include the operating results and 53,000 customers of Yodle, Inc.

As part of the acquisition of Yodle, we acquired approximately 53,000 subscribers in March 2016. In addition, net organic subscribers increased by approximately 37,000 subscribers during the six months ended June 30, 2016, as compared to an increase of approximately 40,000 subscribers during the six months ended June 30, 2015. The increase in subscribers is primarily due to marketing and customer service efforts in prior periods, as well as during the quarter ended June 30, 2016. Our rolling twelve month retention rate as of June 30, 2016 was 86.5% compared to 87.7% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

Revenue

	Six months ended June 30,
	2016	2015
	(unaudited, in thousands)
Revenue:
Subscription	$329,312	$264,145
Professional services and other	3,304	4,174
Total revenue	$332,616	$268,319

Total revenue increased 24% to $332.6 million in the six months ended June 30, 2016, from $268.3 million in the six months ended June 30, 2015. The acquisition of Yodle in March 2016 contributed to the majority of the increase in revenue during the six months ended June 30, 2016. Total revenue during the six months ended June 30, 2016 and 2015, includes the unfavorable impact of $14.6 million and $9.3 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact increased $5.3 million during the six months ended June 30, 2016 primarily from deferred revenue acquired from the March 2016 acquisition of Yodle. Additionally, revenues decreased slightly during the six months ended June 30, 2016 compared to the same prior year period and was principally driven by decreased Do-It-Yourself website revenue, and hosting and advertising revenues, partly offset by improvements in Do-It-For-Me website revenue, as well as higher ecommerce and online marketing revenue.

Subscription Revenue. Subscription revenue increased 25% during the six months ended June 30, 2016 to $329.3 million from $264.1 million during the six months ended June 30, 2015. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue of $3.3 million decreased $0.9 million from $4.2 million during the six months ended June 30, 2016 due to a lower volume of custom design professional services.

Cost of Revenue

	Six months ended June 30,
	2016	2015
	(unaudited, in thousands)
Cost of revenue	$110,826	$95,804

Cost of Revenue. Cost of revenue increased 16% or $15.0 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The acquisition of Yodle was the primary driver for the higher cost of revenue during the six months ended June 30, 2016, partly offset by $2.5 million of lower domain-related costs.

Our gross margin of 67% during the six months ended June 30, 2016 increased from 64% during the six months ended June 30, 2015 primarily from the higher margin Yodle product offerings in addition to a decline in domain-related expenses. Excluding the $14.6 million and $9.3 million effect of the adjustment related to the fair value of acquired deferred revenue for the six months ended June 30, 2016 and 2015, respectively, gross margin increased from 65% to 68% during the six months ended June 30, 2016 compared to the same prior year period.

Operating Expenses

	Six months ended June 30,
	2016	2015
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$100,459	$71,359
Technology and development	24,611	11,660
General and administrative	43,129	35,484
Restructuring expense	914	335
Depreciation and amortization	38,186	27,593
Total operating expenses	$207,299	$146,431

Sales and Marketing Expenses. Sales and marketing expenses increased 41% from $71.4 million or 27% of revenue during the six months ended June 30, 2015 to $100.5 million or 30% of revenue during the six months ended June 30, 2016. The $29.1 million increase was driven principally from the additional expenses from the Yodle acquisition. Excluding the impact of the acquisition, compensation and benefits increased $4.4 million during the six months ended June 30, 2016, partly offset by a decrease in affiliate-related marketing expenses, when compared to the same prior year period.

Technology and Development Expenses. Technology and development expenses increased 111% to $24.6 million, or 7% of total revenue, during the six months ended June 30, 2016 up from $11.7 million, or 4% of total revenue during the six months ended June 30, 2015. The increase was driven by the acquisition of Yodle in addition to $3.6 million of higher compensation and benefits expense partially from less labor dollars being capitalized in connection with internally developed software projects during the six months ended June 30, 2016 when compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses increased 22% to $43.1 million, or 13% of total revenue, during the six months ended June 30, 2016, up from $35.5 million or 13% of total revenue during the six months ended June 30, 2015. The acquisition of Yodle resulted in an additional $8.8 million of increased general and administrative expenses during the six months ended June 30, 2016. In addition, acquisition-related closing costs contributed to the higher general and administrative costs, while salary and incentive-based compensation expenses declined $4.6 million during the six months ended June 30, 2016.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $38.2 million during the six months ended June 30, 2016 from $27.6 million during the six months ended June 30, 2015. Amortization expense is $8.5 million higher during the six months ended June 30, 2016 primarily from amortizing the intangible assets that were acquired from the March 2016 Yodle acquisition. Depreciation expense was also up $2.1 million during the six months ended June 30, 2016 when compared to the same prior year period, also from the assets acquired from Yodle in addition to higher internally developed software projects that continue to be placed in service.

Interest Expense, net. Net interest expense totaled $14.3 million and $10.4 million for the six months ended June 30, 2016 and 2015, respectively. Included in interest expense during the six months ended June 30, 2016 and 2015 was $6.7 million and $5.6 million of amortization of debt issuance costs, respectively. Excluding amortization, interest expense increased from $7.6 million and $4.8 million during the six months ended June 30, 2016 and 2015, respectively. The increase was driven from the higher debt levels and slightly higher interest rates resulting from the financing of the Yodle acquisition.

Income Tax Expense. We recorded an income tax expense of $1.5 million and $8.8 million during the six months ended June 30, 2016 and 2015, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. The estimated annual effective tax rate for 2015 reflected the estimated increase in the Company’s projected year-end valuation allowance related to the projected increase in non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for the year.

Outlook. For 2016, we expect a meaningful increase in our revenue due to the acquisition of Yodle, which closed in the first quarter of 2016. We also anticipate revenue growth from our continued focus on our value added digital marketing solutions partially offset by declines in our Do-It-Yourself and domain name product lines. We expect to generate strong free cash flow which will be used to pay down debt and repurchase common shares.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):

	Six months ended June 30,
	2016	2015
	(unaudited, in thousands)
Net cash provided by operating activities	$45,288	$77,411
Net cash used in investing activities	(312,868)	(8,386)
Net cash provided by (used in) financing activities	257,857	(75,606)
Effect of exchange rate changes on cash	(33)	2
Decrease in cash and cash equivalents	$(9,756)	$(6,579)

Cash Flows

As of June 30, 2016, we had $8.9 million of cash and cash equivalents and $214.3 million in negative working capital, as compared to $18.7 million of cash and cash equivalents and $167.7 million in negative working capital as of December 31, 2015. The unfavorable change in working capital is primarily due to increases in deferred revenue, deferred consideration and accrued expenses, primarily resulting from the March 2016 acquisition of Yodle. Accounts payable, prepaid expenses and accounts receivable are also higher when compared to December 31, 2015 primarily from the assets and liabilities of Yodle that were acquired in the three months ended March 31, 2016. In addition, there's approximately $19.1 million of deferred consideration in current liabilities, also resulting from the Yodle acquisition, which is payable to the sellers on March 9, 2017. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which get amortized to revenue or expense rather than settled with cash. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements.

Net cash provided by operations for the six months ended June 30, 2016 decreased $32.1 million to $45.3 million down from the six months ended June 30, 2015. Included in the cash provided by operating activities is $3.9 million of acquisition-related transaction costs that were paid during the six months ended June 30, 2016. The working capital changes also reflect the requirement to fund $5.9 million of letters of credit that are restricted by operating leases of Yodle. In addition, the annual performance bonuses paid in the six months ended June 30, 2016 were higher than for the same prior year period. Finally, accounts payable and accrued expense payments were also unfavorable during the six months ended June 30, 2016 due primarily to the Yodle acquisition.

Net cash used in investing activities during the six months ended June 30, 2016 was $312.9 million, as compared to $8.4 million in the six months ended June 30, 2015. The quarter ended March 31, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. In addition, on May 31, 2016, we purchased the assets of TORCHx, Inc. a a Florida corporation for $4.5 million, of which $3.0 million was paid at closing with the remaining $1.5 million payable on November 30, 2017. See Note 2, Business Combinations, for additional information surrounding these acquisitions. Also included in cash used in investing activities for the six months ended June 30, 2016 is a $1.3 million payment for domain registrar credentials that were acquired during the period.

Net cash provided by financing activities during the six months ended June 30, 2016, reflects the increase in long term debt from our amended credit agreement to fund the acquisition of Yodle Inc., on March 9, 2016. During the six months ended June 30, 2016, common stock repurchases of 1.0 million common shares totaling $16.9 million were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options decreased by

$3.0 million to $1.2 million in the six months ended June 30, 2016 when compared to the same prior year period. Approximately $3.2 million and $2.3 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the six months ended June 30, 2016 and 2015, respectively. The six months ended June 30, 2016 included $5.7 million of loan origination and arrangement fees in connection with the March 2016 amendment to the credit agreement. See Note 6, Long term Debt, for additional information surrounding the amendment.

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

Outstanding debt as of June 30, 2016 for purposes of the First Lien Net Leverage Ratio was approximately $470.8 million. The covenant calculations as of June 30, 2016 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of June 30, 2016	Ratio at June 30, 2016	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 3.25	2.54	0.71
Consolidated Interest Coverage Ratio	Greater than 2.00	11.27	9.27

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

•
Non-GAAP Operating Income and Non-GAAP Operating Margin. Web.com excludes from non-GAAP operating income and non-GAAP operating margin, amortization of intangibles, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, and stock-based compensation charges, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

•
Non-GAAP Net Income and Non-GAAP Net Income Per Basic and Diluted Share. Web.com excludes from non-GAAP net income and non-GAAP net income per basic and diluted share amortization of intangibles, income tax provision, fair value adjustment to deferred revenue and deferred expense, restructuring expenses, corporate development expenses, amortization of debt discounts and fees, and stock-based compensation, and includes estimated cash income tax payments, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

•
Adjusted EBITDA and Adjusted EBITDA Margin. Web.com excludes from adjusted EBITDA and adjusted EBITDA margin depreciation and amortization expense, income tax provision, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, corporate development expenses and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

•
Non-GAAP Gross Profit and Non-GAAP Gross Margin. Web.com excludes from non-GAAP gross profit and non-GAAP gross margin, fair value adjustment to deferred revenue and deferred expense, and stock based compensation charges, because management believes that adjusting for such measures helps management and investors better understand the Company's operating activities.

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

•
Monthly average revenue per user, or ARPU. ARPU is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs.

The following table presents our non-GAAP measures for the periods indicated (in thousands, except for per share data and percentages):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$187,818	$135,719	$332,616	$268,319
Fair value adjustment to deferred revenue	6,038	4,252	14,596	9,345
Non-GAAP revenue	$193,856	$139,971	$347,212	$277,664

Reconciliation of GAAP net (loss) income to non-GAAP net income
GAAP net (loss) income	$(1,606)	$4,550	$(1,268)	$6,889
Amortization of intangibles	16,844	9,822	28,148	19,638
Stock based compensation	5,392	5,137	10,200	10,184
Income tax expense	522	5,203	1,500	8,764
Restructuring expense	778	22	914	335

Corporate development	529	—	3,868	597
Amortization of debt discounts and fees	3,687	2,822	6,685	5,620
Cash income tax expense	(730)	(520)	(1,055)	(787)
Fair value adjustment to deferred revenue	6,038	4,252	14,596	9,345
Fair value adjustment to deferred expense	94	167	152	358
Non-GAAP net income	$31,548	$31,455	$63,740	$60,943

Reconciliation of GAAP net (loss) income per basic share to non-GAAP net income per basic share
GAAP net (loss) income per basic share	$(0.03)	$0.09	$(0.03)	$0.14
Amortization of intangibles	0.34	0.20	0.56	0.39
Stock based compensation	0.11	0.10	0.21	0.20
Income tax expense	0.01	0.10	0.03	0.17
Restructuring expense	0.02	—	0.02	0.01
Corporate development	0.01	—	0.08	0.01
Amortization of debt discounts and fees	0.07	0.06	0.14	0.11
Cash income tax expense	(0.01)	(0.01)	(0.02)	(0.02)
Fair value adjustment to deferred revenue	0.12	0.08	0.30	0.18
Fair value adjustment to deferred expense	—	—	—	0.01
Non-GAAP net income per basic share	$0.64	$0.62	$1.29	$1.20

Non-GAAP diluted weighted average shares
Diluted shares:
Basic weighted average common shares	49,293	50,362	49,334	50,616
Diluted stock options	1,383	1,800	1,384	1,584
Diluted restricted stock	210	273	318	310
Total non-GAAP diluted weighted average common shares	50,886	52,435	51,036	52,510

Reconciliation of GAAP net income (loss) per diluted share to Non-GAAP net income per diluted share
GAAP net (loss) income per diluted share	$(0.03)	$0.09	$(0.03)	$0.13
Diluted equity	—	—	0.01	—
Amortization of intangibles	0.32	0.19	0.54	0.37
Stock based compensation	0.11	0.10	0.20	0.18
Income tax expense	0.01	0.10	0.03	0.17
Restructuring expense	0.02	—	0.02	0.01
Corporate development	0.01	—	0.08	0.01
Amortization of debt discounts and fees	0.07	0.05	0.13	0.11
Cash income tax expense	(0.01)	(0.01)	(0.02)	(0.01)
Fair value adjustment to deferred revenue	0.12	0.08	0.29	0.18
Fair value adjustment to deferred expense	—	—	—	0.01
Non-GAAP net income per diluted share	$0.62	$0.60	$1.25	$1.16

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$7,578	$14,935	$14,491	$26,084
Amortization of intangibles	16,844	9,822	28,148	19,638
Stock based compensation	5,392	5,137	10,200	10,184
Restructuring expense	778	22	914	335

Corporate development	529	—	3,868	597
Fair value adjustment to deferred revenue	6,038	4,252	14,596	9,345
Fair value adjustment to deferred expense	94	167	152	358
Non-GAAP operating income	$37,253	$34,335	$72,369	$66,541

	Three months ended June 30,		Six months ended June 30,
Reconciliation of GAAP operating margin to non-GAAP operating margin	2016	2015	2016	2015
GAAP operating margin	4%	11%	4%	10%
Amortization of intangibles	9	7	9	7
Stock based compensation	3	4	3	4
Restructuring expense	—	—	—	—
Corporate development	—	—	1	—
Fair value adjustment to deferred revenue	3	3	4	3
Fair value adjustment to deferred expense	—	—	—	—
Non-GAAP operating margin	19%	25%	21%	24%

Reconciliation of GAAP net (loss) income to adjusted EBITDA
GAAP net (loss) income	$(1,606)	$4,550	$(1,268)	$6,889
Depreciation and amortization	22,273	13,849	38,186	27,593
Stock based compensation	5,392	5,137	10,200	10,184
Restructuring expense	778	22	914	335
Corporate development	529	—	3,868	597
Fair value adjustment to deferred revenue	6,038	4,252	14,596	9,345
Fair value adjustment to deferred expense	94	167	152	358
Interest expense, net	8,662	5,182	14,259	10,431
Income tax expense	522	5,203	1,500	8,764
Adjusted EBITDA	$42,682	$38,362	$82,407	$74,496

Reconciliation of GAAP net (loss) income margin to adjusted EBITDA margin
GAAP net (loss) income margin	(1)%	3%	—%	3%
Depreciation and amortization	12	9	12	10
Stock based compensation	3	4	3	4
Restructuring expense	—	—	—	—
Corporate development	—	—	1	—
Fair value adjustment to deferred revenue	3	3	4	3
Fair value adjustment to deferred expense	—	—	—	—
Interest expense, net	5	4	4	4
Income tax expense	—	4	—	3
Adjusted EBITDA margin	22%	27%	24%	27%

Reconciliation of GAAP gross profit to non-GAAP gross profit
Gross Profit	$128,075	$88,617	$221,790	$172,515
Fair value adjustment to deferred revenue	6,038	4,252	14,596	9,345
Fair value adjustment to deferred cost	94	167	152	358
Stock based compensation	268	512	763	1,020
Non-GAAP gross profit	$134,475	$93,548	$237,301	$183,238

Non-GAAP gross margin	69%	67%	68%	66%

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$30,813	$45,488	$45,288	$77,411
Capital expenditures	(4,451)	(4,307)	(8,306)	(7,911)
Free cash flow	$26,362	$41,181	36,982	69,500

Revenue
Subscription	$186,121	$133,685	$329,312	$264,145
Professional services and other	1,697	2,034	3,304	4,174
Total	$187,818	$135,719	$332,616	$268,319

Stock based compensation
Cost of revenue	$268	$512	$763	$1,020
Sales and marketing	1,426	1,214	2,563	2,449
Technology and development	921	747	1,614	1,510
General and administrative	2,777	2,664	5,260	5,205
Total	$5,392	$5,137	$10,200	$10,184

Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$187,818	$135,719	$332,616	$268,319
Fair market value adjustment to deferred revenue	6,038	4,252	14,596	9,345
Non-GAAP revenue	$193,856	$139,971	$347,212	$277,664
Professional services and other revenue	(1,697)	(2,034)	(3,304)	(4,174)
Non-GAAP subscription revenue used in ARPU	$192,159	$137,937	$343,908	$273,490
Contractual Obligations and Commitments

We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters for which a loss was reasonably possible or estimable at June 30, 2016.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, are set forth below and are unchanged substantively at June 30, 2016.

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
We were profitable for the year ended December 31, 2015, but we were not profitable for the six months ended June 30, 2016 and the years ended December 31, 2014, and 2013 and we may not be profitable in the future.
We were profitable for the year ended December 31, 2015 but we were not profitable for the six months ended June 30, 2016 and the years ended December 31, 2014, 2013, and may not be profitable in future years. As of June 30, 2016, we had an accumulated deficit of approximately $281.9 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of June 30, 2016, we had $387.6 million of aggregate principal amount of our Term Loan and $92.4 million of Revolving Credit Facility (defined in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. We entered into an Amendment to Credit Agreement, dated as of February 11, 2016, which became effective on March 9, 2016, of our Term Loan and Revolving Credit Facility pursuant to which certain of our lenders have provided an additional $200.0 million of senior secured term loans, the proceeds of which, together with $110.0 million of revolving loans and cash on hand, was used to fund the acquisition of Yodle, Inc. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
Weakened global economic conditions may harm our industry, business and results of operations.
Our overall performance depends in part on worldwide economic conditions, which may remain challenging for the foreseeable future. Global financial developments, such as the United Kingdom's decision to exit the European Monetary Union, may adversely impact the economy of the European Union, seemingly unrelated to us or our industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, poor credit, restricted liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. These conditions affect spending and could adversely affect our customers' ability or willingness to purchase our service, delay prospective customers' purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.
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
If we fail to comply with the established rules of credit card associations, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from customers, which would adversely affect our business and financial condition.

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
In the event of another global financial crisis, such as the one experienced in 2008, which included, among other things, significant reductions in available capital from banks and other providers of credit and substantial reductions or fluctuations in equity and currency values worldwide, may make it difficult for us to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities
Share repurchase activity during the three months ended June 30, 2016 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
April 1-April 30, 2016	—	$—	—	$27,433,093
May 1-May 31, 2016	155,000	$16.79	155,000	$24,830,668
June 1-June 30, 2016	180,102	$17.44	180,102	$21,689,489
Total	335,102	$17.14	335,102	$21,689,489

(*)
The share repurchases, totaling $16.9 million in the six months ended June 30, 2016, were made under our stock repurchase program announced on November 5, 2014, which authorizes the repurchase of up to $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, will expire on December 31, 2016. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

Web.com Group, Inc.
(Registrant)

August 8, 2016	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.4	Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)
3.3	Certificate of Ownership and Merger of Registration (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (4)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (5)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (6)
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