Form 10-Q
period 2016-09-30
WEB.COM GROUP, INC.
filed 2016-11-08
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Common Stock, par value $0.001 per share, outstanding as of November 1, 2016: 50,856,638

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$190,686	$136,821	$523,303	$405,141

Cost of revenue (exclusive of depreciation and amortization, shown separately below)	58,380	45,412	167,189	139,319

Gross profit	132,306	91,409	356,114	265,822

Operating expenses:

Sales and marketing	55,304	35,033	157,867	106,392
Technology and development	15,538	9,062	47,896	26,019
General and administrative	19,094	16,735	54,391	48,819
Restructuring expense	1,133	—	2,047	335
Asset impairment	1,979	—	1,979	—
Depreciation and amortization	21,165	13,846	59,351	41,439
Total operating expenses	114,213	74,676	323,531	223,004

Income from operations	18,093	16,733	32,583	42,818

Interest expense, net	(8,270)	(4,966)	(22,530)	(15,398)
Net income before income taxes	9,823	11,767	10,053	27,420
Income tax expense	(6,477)	(5,673)	(7,976)	(14,437)
Net income	$3,346	$6,094	$2,077	$12,983

Other comprehensive income:
Foreign currency translation adjustments	(198)	(524)	(1,405)	(434)
Unrealized (loss) gain on investments, net of tax	—	(30)	29	(29)
Total comprehensive income	$3,148	$5,540	$701	$12,520

See accompanying notes to consolidated financial statements

Certain reclassifications have been made to the previously presented financial statements to conform with the current presentation

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income per basic common share	$0.07	$0.12	$0.04	$0.26
Diluted earnings per share:
Net income per diluted common share	$0.07	$0.12	$0.04	$0.25

Basic weighted average common shares outstanding	49,221	50,035	49,296	50,420
Diluted weighted average common shares outstanding	50,771	52,312	50,970	52,477

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,818	$18,706
Accounts receivable, net of allowance of $1,647 and $1,815, respectively	20,110	12,892
Prepaid expenses	15,008	8,151
Deferred expenses	60,941	59,400
Other current assets	1,777	4,380
Total current assets	119,654	103,529

Property and equipment, net	61,764	41,963
Deferred expenses	49,556	50,113
Goodwill	869,401	639,145
Intangible assets, net	433,104	318,107
Other assets	11,718	4,482
Total assets	$1,545,197	$1,157,339

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,468	$9,974
Accrued expenses	15,060	13,303
Accrued compensation and benefits	16,522	13,765
Deferred revenue	236,500	219,187
Current portion of debt	14,429	11,169
Deferred consideration	18,616	—
Other liabilities	4,045	3,802
Total current liabilities	326,640	271,200

Deferred revenue	195,628	191,426
Long-term debt	671,410	411,409
Deferred tax liabilities	81,700	37,840
Other long-term liabilities	31,302	7,287
Total liabilities	1,306,680	919,162

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,835,511 and 50,683,717 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	51	51
Additional paid-in capital	573,698	565,648
Treasury stock at cost, 2,547,427 shares as of September 30, 2016 and 2,120,944 shares as of December 31, 2015	(53,161)	(44,750)
Accumulated other comprehensive loss	(3,524)	(2,148)
Accumulated deficit	(278,547)	(280,624)
Total stockholders' equity	238,517	238,177
Total liabilities and stockholders' equity	$1,545,197	$1,157,339
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$2,077	$12,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,351	41,439
Stock based compensation	15,208	15,251
Deferred income taxes	6,208	13,458
Amortization of debt discounts and issuance costs	10,315	8,492
Asset impairment	1,979	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,532)	3,761
Prepaid expenses and other assets	(10,567)	(1,425)
Deferred expenses	(983)	2,781
Accounts payable	88	(2,867)
Accrued expenses and other liabilities	(2,105)	2,028
Accrued compensation and benefits	(2,306)	7,402
Deferred revenue	13,014	9,267
Net cash provided by operating activities	89,747	112,570
Cash flows from investing activities
Business acquisitions	(303,262)	(1,330)
Capital expenditures	(17,674)	(11,157)
Other	(1,547)	—
Net cash used in investing activities	(322,483)	(12,487)
Cash flows from financing activities
Stock issuance costs	(22)	(82)
Common stock repurchased	(4,246)	(2,302)
Payments of long-term debt	(55,500)	(67,500)
Proceeds from exercise of stock options	3,816	6,642
Proceeds from borrowings on long-term debt	200,000	—
Proceeds from borrowings on revolving credit facility	115,000	—
Debt issuance costs	(5,700)	—
Common stock purchases under stock repurchase plan	(17,464)	(40,930)
Net cash provided by (used in) financing activities	235,884	(104,172)

Effect of exchange rate changes on cash	(36)	(3)

Net increase (decrease) in cash and cash equivalents	3,112	(4,092)
Cash and cash equivalents, beginning of period	18,706	22,485
Cash and cash equivalents, end of period	$21,818	$18,393
Supplemental cash flow information
Interest paid	$12,221	$7,649
Income tax paid	$2,787	$1,520
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
In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $341.3 million, which includes $40.9 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. See Note 2, Business Combinations, for additional information surrounding the acquisition.

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2016, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2016, the Company’s results of operations for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015. The Company's financial position as of September 30, 2016 includes the assets and liabilities of Yodle and the results of operations and cash flows from March 9, 2016 to September 30, 2016. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Reclassification of Expenses and Correction of Immaterial Accounting Error

Reclassification of Expenses

In an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, the Company has changed its classification of certain information technology related operating expenses from general and administrative expenses to technology and development expenses. This reclassification was applied retrospectively to all periods presented. The Company also reclassified customer support costs previously included in cost of revenue to sales and marketing on a prospective basis.

Correction of Immaterial Accounting Error

The Company's policy is to report costs associated with the data centers and systems infrastructure that support the products developed by its technology personnel ("infrastructure costs") in technology and development expense. The Company identified certain infrastructure costs that had been recorded to cost of revenue and elected to correct the historical presentation of these expenses. To correct this immaterial error, the costs have been recorded in technology and development expenses for all periods presented.

It is also the Company’s policy to allocate rent expense based on headcount to the appropriate financial statement line item classification. The Company identified certain rent expenses associated with the Yodle acquisition were not appropriately allocated by financial statement line item out of general and administrative expense during the six months ended June 30, 2016. To correct this immaterial error, the costs have been recorded using the proper allocation method to cost of sales, sales and marketing expenses, and technology and development expenses for the six months ended June 30, 2106.

Adjustments to Presentation

The above mentioned changes had no cumulative effect on the presentation of the consolidated statements of comprehensive income, consolidated balance sheet, or consolidated statements of cash flows. The effects of the aforementioned error correction and accounting classification change to the September 30, 2015 unaudited consolidated statements of comprehensive income are as follows (in thousands):

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	As Previously Reported	Change in Accounting Classification	Effect of Error Correction	As Adjusted	As Previously Reported	Change in Accounting Classification	Effect of Error Correction	As Adjusted
Cost of revenue	$46,410	—	(998)	$45,412	$142,214	—	(2,895)	$139,319
Gross profit	$90,411	—	998	$91,409	$262,927	—	2,895	$265,822
Technology and Development	$6,043	2,021	998	$9,062	$17,703	5,421	2,895	$26,019
General and Administrative	$18,756	(2,021)	—	$16,735	$54,240	(5,421)	—	$48,819
Total operating expenses	$73,678	—	998	$74,676	$220,109	—	2,895	$223,004

The effects of the aforementioned error corrections and accounting classification change that is included in the nine months ended September 30, 2016 are shown below (in thousands). The three months ended September 30, 2016 correctly reflect these items.

	Six months ended June 30, 2016
	As Previously Reported	Change in Accounting Classification	Effect of Error Corrections	As Adjusted
Cost of revenue	$110,826	—	(2,017)	$108,809
Gross profit	$221,790	—	2,017	$223,807
Sales and marketing	$100,459	—	2,103	$102,562
Technology and development	$24,611	4,636	3,111	$32,358
General and Administrative	$43,129	(4,636)	(3,197)	$35,296
Total operating expenses	$207,299	—	2,017	$209,316

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

Sources of Revenue
Subscription Revenue
The Company currently derives a substantial majority of its revenue from fees associated with our subscription services, which generally include web services, online marketing, eCommerce, and domain name registration offerings. We bill a majority of our customers in advance and recognize revenue on a daily basis over the life of the contract.
Professional Services and Other Revenue
The Company also generates professional services revenue from custom website design, eCommerce store design and support services. Custom website design and eCommerce store design work is typically billed on a fixed-price basis and over very short periods. Generally, revenue is recognized when the service has been completed.

Cost of Revenue
Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration costs, directory listing fees, eCommerce store design, online marketing costs for services provided, billing costs, hosting expenses, and allocated occupancy overhead costs. The Company allocates occupancy overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category.

Operating Expenses
Sales and Marketing Expense
The Company's direct marketing expenses include the costs associated with the online marketing channels used to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television advertising and partnerships. Sales and marketing costs consist primarily of compensation and related expenses for our sales and marketing staff as well as our customer support staff and allocated occupancy overhead costs. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation, enhancement of our products and costs associated with the data centers and all systems infrastructure costs supporting those products as well as all administrative platforms and allocated occupancy overhead costs.

General and Administrative Expense
General and administrative expenses consist of compensation and related expenses for executive, finance, and administration, as well as professional fees, corporate development costs, other corporate expenses, and allocated occupancy overhead costs.

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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which is new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and the adoption of this standard is not expected to have an impact on our consolidated financial statements or disclosures.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company on January 1, 2017 and the Company is currently evaluating the impact that ASU 2016-09 will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.
2. Business Combinations
Acquisition of Yodle
On March 9, 2016, the Company executed an Agreement and Plan of Merger (the "Merger Agreement) with Yodle, Inc., a Delaware corporation ("Yodle"), and Shareholder Representative Services, LLC, a Colorado limited liability company. The Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company will pay an additional $18.9 million and $22.0 million on the first and second anniversary dates of the closing, respectively, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.3 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive Income for during the nine months ended September 30, 2016.
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
The Company is still reviewing information surrounding intangible assets, property, plant and equipment values, certain assets and liabilities, accrued expenses, deferred revenue and income taxes. These items may result in changes to the Company's preliminary purchase price allocation through the first quarter of 2017. The adjustments made to the purchase price allocation through September 30, 2016 were primarily due to refinement of inputs used to calculate the fair value of the customer relationship, developed technology and the domain/trade name intangible assets. As a result of these adjustments to the fair value of the definite-lived intangible assets, the amortization expense during the three months ended September 30, 2016 was reduced by $0.8 million. The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired and liabilities assumed (in thousands):

	As of March 31, 2016	Adjustments	As of September 30, 2016
Tangible current assets	$7,709	$(241)	$7,468
Property plant and equipment	18,157	32	18,189
Developed technology	72,500	19,330	91,830
Trademarks / trade names	32,500	(4,510)	27,990
Customer relationships	67,500	(32,730)	34,770
Other non current assets	277	—	277
Goodwill	218,530	10,380	228,910
Current liabilities	(22,308)	(247)	(22,555)
Deferred revenue	(8,709)	—	(8,709)
Deferred tax liability	(43,532)	6,878	(36,654)
Other long term liabilities	(245)	—	(245)
Purchase price consideration	$342,379	$(1,108)	$341,271

The preliminary customer relationships and developed technology intangible assets will be amortized over 6.2 years and 5.9 years, respectively. The trademarks and trade names are indefinite life intangible assets and are not amortized.

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

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared the unaudited condensed pro forma financial information to reflect the consolidated results of operations as though the Yodle acquisition had occurred on January 1, 2015 for the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015. The Company has made adjustments to the historical Web.com and Yodle financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Yodle for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the March 9, 2016 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively.

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

		Nine months ended September 30, 2016
Revenue		$563,272
Net loss		$(1,557)

Basic net loss per share		$(0.03)

Diluted net loss per share		$(0.03)

Basic weighted-average common shares outstanding		49,221
Diluted weighted-average common shares outstanding		49,221

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Revenue	$189,536	$548,706

Net loss	$(36)	$(16,615)

Basic net loss per share	$—	$(0.33)

Diluted net loss per share	$—	$(0.33)

Basic weighted-average common shares outstanding	50,035	50,420
Diluted weighted-average common shares outstanding	50,035	50,420

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

Assets and liabilities acquired are as follows (in thousands):

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

During the first quarter of 2015 and 2016, the Company issued equity awards with performance, service and market conditions. These awards are included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of September 30, 2016, neither of the underlying conditions for either of the remaining tranches of the 2015 and 2016 awards have been met. Therefore, no incremental common shares from this award have been included. See Note 10, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the three months ended September 30, 2016 and 2015, 3.6 million and 1.5 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive. During the nine months ended September 30, 2016 and 2015, 3.7 million and 1.7 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and nine months ended September 30, 2016 and 2015.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$3,346	$6,094	$2,077	$12,983

Basic weighted average common shares outstanding	49,221	50,035	49,296	50,420
Dilutive effect of stock options	1,281	1,907	1,347	1,704
Dilutive effect of restricted shares	269	370	327	353
Dilutive effect of performance shares	—	—	—	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—	—
Diluted weighted average common shares outstanding	50,771	52,312	50,970	52,477

Net income per basic common share	$0.07	$0.12	0.04	0.26

Net income per diluted common share	$0.07	$0.12	$0.04	$0.25

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2015, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company purchased $1.5 million for registrar credentials. These credentials were recorded as other intangible assets and are being amortized over 24 months.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively (in thousands):

	September 30, 2016	December 31, 2015
Goodwill balance at beginning of period	$741,439	$741,858
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,145	639,564
Goodwill acquired during the period- Scoot	—	11
Goodwill acquired during the period- Yodle- Note 2, Business Combinations	228,910	—
Goodwill acquired during the period- TORCHx- Note 2, Business Combinations	2,262	—
Foreign currency translation adjustments (1)	(916)	(430)
Goodwill balance at end of period, net *	$869,401	$639,145

* Gross goodwill balances were $971.7 million as of September 30, 2016 and $741.4 million as of December 31, 2015. These include accumulated impairment losses of $102.3 million.

(1) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$159,921	$—	$159,921
Definite-lived intangible assets:
Customer relationships	324,470	(149,735)	174,735	6.7
Developed technology	286,391	(190,643)	95,748	5.0
Other	7,804	(5,104)	2,700	1.6
Total *	$778,586	$(345,482)	$433,104

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.7 million as of September 30, 2016.

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

The weighted-average amortization period for the amortizable intangible assets remaining as of September 30, 2016 is approximately 6.1 years. Total amortization expense was $15.5 million and $9.8 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense was $43.6 million and $29.5 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the amortization expense for the remainder of the year ended December 31, 2016, and the next five years and thereafter is as follows (in thousands):

2016 (remainder of year)	$14,272
2017	50,033
2018	45,696
2019	41,970
2020	39,747
2021	37,922
Thereafter	43,543
Total	$273,183

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani served as President, Chief Executive Officer and Director of Conversant, a subsidiary of Alliance Data Systems Corporation, a personalized digital marketing platform. The Company incurred $0.1 million and $0.2 million of expense related to services provided by Conversant during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, respectively, the Company incurred $0.5 million and $0.7 million of expense related to services provided by Conversant.
6. Long Term Debt

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

As of September 30, 2016 and December 31, 2015, the carrying value of the debt and equity component was $236.3 million and $47.8 million and $228.0 million and $47.8 million, respectively. The unamortized debt discount of $22.4 million as of September 30, 2016 will be amortized over the remaining life of 1.9 years using the effective interest method.

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

The Term Loan and loans under the Revolving Credit Facility initially bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 3.00% per annum, or the prime lending rate plus an applicable margin equal to 2.00% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. Effective August 2016, the Company's interest rate on these loans was reduced to the LIBOR rate plus the applicable margin of 2.50% per annum as a result of reaching certain financial covenant ratios. The Company must also pay (i) a commitment fee of 0.45% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
The Company has $76.3 million of available borrowings under the Revolving Credit Facility as of September 30, 2016.
Outstanding long-term debt and the interest rates in effect at September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Revolving Credit Facility maturing 2021, 3.02%, based on LIBOR plus 2.50%, less unamortized discount of $2,351 at September 30, 2016, effective rate of 3.76%	$69,524	$3,437
Term Loan due 2021, 3.02%, based on LIBOR plus 2.50%, less unamortized discount of $5,153 at September 30, 2016, effective rate of 3.81%	379,972	191,109
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $22,407 at September 30, 2016, effective rate of 5.88%	236,343	228,032
Total Outstanding Debt	685,839	422,578
Less: Current Portion of Long-Term Debt	(14,429)	(11,169)
Long-Term Portion	$671,410	$411,409

Debt discount and issuance costs

The Company recorded $3.6 million and $2.9 million of expense from amortizing debt issuance and discount costs during each of the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, $10.3 million and $8.5 million of amortization expense was recorded, respectively.

Total estimated principal payments due for the next five years as of September 30, 2016 are as follows:

Year 1	$14,625
Year 2	283,125

Year 3	34,125
Year 4	39,000
Year 5	344,875
Total principal payments	$715,750

On August 15, 2018, the aggregate principal balance of the Senior Convertible Notes (the 2018 Notes) becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in March 2021. The Revolving Credit Facility matures in March 2021.

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation adjustments	$(3,524)	$(2,119)
Unrealized loss on investments	—	(29)
Total accumulated other comprehensive loss	$(3,524)	$(2,148)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of September 30, 2016 and December 31, 2015 due to the short maturity of these items. As of September 30, 2016, the fair value and carrying value of the Company’s 2018 Notes totaled $245.7 million and $236.3 million, respectively. As of December 31, 2015, the fair value and carrying value of the Company's 2018 Notes was $243.2 million and $228.0 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan that were amended on February 11, 2016, are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of September 30, 2016 and December 31, 2015. See Note 6, Long-term Debt, for additional information surrounding the amendment.

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

The Company recorded income tax expense of $6.5 million and $5.7 million during the three months ended September 30, 2016 and 2015, and $8.0 million and $14.4 million during the nine months ended September 30, 2016 and 2015 respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. The estimated annual effective tax rate for 2015 reflected the estimated increase in the Company's projected year-end valuation allowance related to the projected increase in non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for the year.

10. Stock-Based Compensation and Stockholders' Equity

The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation-Stock Compensation.
Equity Incentive Plans
The Company has the 2014 Equity Incentive Plan for the issuance of stock-based compensation, including but not limited to, common stock options and restricted shares to employees. In addition, the Company’s plan provides for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues shares out of treasury stock, if available, otherwise new shares of common stock are issued upon the exercise of stock options and the granting of restricted shares. During the nine months ended September 30, 2016, the aggregate number of shares of common stock that may be issued pursuant to the 2014 Equity Incentive Plan was increased by 4 million additional shares.
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
Compensation expense related to the performance share stock plan for the three and nine months ended September 30, 2016 was approximately $0.3 million and $0.8 million, respectively. This represented the remaining expense for the first tranche of the 2015 award as well as the estimated expense for the 2016 performance period. The Company recorded $0.3 million and $0.6 million of compensation expense for the performance shares during the three and nine months ended September 30, 2015, respectively. The 2015 tranche of the performance share award resulted in a payout of 159% of the target shares, or approximately 92 thousand shares. During the nine months ended September 30, 2016, approximately 37 thousand shares totaling $0.7 million, were withheld by the Company for minimum income tax withholding requirements.
Stock Options

Compensation costs related to the Company’s stock option plans were $2.5 million for each of the three months ended September 30, 2016 and 2015. Compensation costs for the nine months ended September 30, 2016 and 2015, $7.2 million and $8.1 million, respectively. During the three months ended September 30, 2016 and 2015, 0.5 million and 0.2 million common shares were issued for options exercised, respectively. During each of the nine months ended September 30, 2016 and 2015, 0.6 million common shares were issued for options exercised.

Restricted Stock

Compensation expense related to restricted stock plans for the three months ended September 30, 2016 and 2015, was approximately $2.2 million and $2.3 million, respectively. Compensation expense for the nine months ended September 30, 2016 and 2015 was $7.3 million and $6.5 million, respectively. During the nine months ended September 30, 2016 and 2015, approximately 0.2 million and 0.1 million shares totaling approximately $3.5 million and $2.3 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended September 30, 2016 and 2015, 0.2 million and 35 thousand restricted common shares were granted, respectively. During the nine months ended September 30, 2016 and 2015 0.8 million and 0.5 million restricted common shares were granted, respectively. This excludes the Yodle restricted stock awards that were discussed above.

Stock Repurchases

On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock. This program, according to its terms, will expire on December 31, 2016.
The aggregate amount remaining available for repurchase under this program was $21.1 million at September 30, 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended September 30, 2016 and 2015, the Company repurchased approximately 32 thousand and 0.5 million common shares, respectively. The total amount repurchased during the three months ended September 30, 2016 and 2015, was $0.6 million and $11.0 million, respectively. During the nine months ended September 30, 2016 and 2015, 1.0 million and 2.0 million common shares were repurchased for $17.5 million and $40.9 million, respectively.
In October 2016, the Company's Board of Directors authorized that the share repurchase program of the Company's outstanding securities be extended through December 31, 2018 and be increased by an additional $100.0 million.
11. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $7.6 million in standby letters of credit as of September 30, 2016, $1.9 million of which were issued under the Revolving Credit Facility. The letters of credit increased approximately $5.6 million during the nine months ended September 30, 2016, primarily to fulfill requirements under Yodle operating leases.

Legal Proceedings

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various investigations, inquires or legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal proceedings for which a loss was reasonably possible or estimable at September 30, 2016.

12. Restructuring Costs

The Company incurred $1.1 million and $2.0 million of restructuring costs for severance expenses and software contract termination costs related to the Yodle acquisition during the three and nine months ended September 30, 2016, respectively.

13. Asset Impairment

The Company recorded a $2.0 million asset impairment charge related to domain name inventory during the three and nine months ended September 30, 2016.

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

In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $341.3 million, which includes $40.9 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. Management's Discussion and Analysis includes the results of operations and cash flows of Yodle from March 9, 2016 through September 30, 2016. See Note 2, Business Combinations, for additional information surrounding the acquisition.
Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Net Subscriber Additions
We define total subscribers as the approximate number of subscribers that, as of the end of a period, are identified as subscribing to our products on a paid basis.  A unique subscriber with subscriptions of more than one brand or with more than one distinct billing relationship or product subscription with us, are counted as one subscriber.  Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, this definition of total subscribers.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by the measurement period in months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $2.1 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively. The fair market value adjustments were $16.7 million and $12.9 million for the nine months ended September 30, 2016 and 2015, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Cost of Revenue

Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration costs, directory listing fees, eCommerce store design, online marketing costs for services provided, billing costs, hosting expenses, and allocated occupancy overhead costs. The Company allocates occupancy overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category.

Operating Expenses

Sales and marketing, technology and development and general and administrative expenses are expected to increase during the remainder of 2016 when compared to the same prior year period as we continue to integrate the operations of Yodle.

Sales and Marketing Expense

The Company's direct marketing expenses include the costs associated with the online marketing channels used to promote our services and acquire customers. These channels include search marketing, affiliate marketing, direct television advertising and partnerships. Sales and marketing costs consist primarily of compensation and related expenses for our sales and marketing staff as well as our customer support staff and allocated occupancy overhead costs. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

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
Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation, enhancement of our products and costs associated with the data centers and all systems infrastructure costs supporting those products as well as all administrative platforms and allocated occupancy overhead costs.

General and Administrative Expense

General and administrative expenses consist of compensation and related expenses for executive, finance, and administration, as well as professional fees, corporate development costs, other corporate expenses, and allocated occupancy overhead costs.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase as we continue to increase our efforts for internally developed software projects as well as from the fixed assets acquired in connection with the Yodle acquisition. Amortization expense is expected to continue to increase during the remainder of 2016 from the amortization of intangible assets acquired from the Yodle acquisition when compared to prior year periods.

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

Results of Operations

Comparison of the results for the three months ended September 30, 2016 to the results for the three months ended September 30, 2015

The operations of Yodle began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on March 9, 2016. As such, our results of operations including revenue, ARPU or gross margin is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.

Included in the three and nine months ended September 30, 2015 are adjustments for the correction of an immaterial error in the classification of infrastructure costs, which were previously classified within the cost of revenue financial statement line item but have been reclassified to technology and development. In addition, in an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, the Company has changed its classification of certain information technology related operating expenses from general and administrative expenses to technology and development expenses. This reclassification was applied retrospectively to all periods presented. The Company also reclassified customer support costs previously included in cost of revenue to sales and marketing on a prospective basis.
See Note 1, The Company and Summary of Significant Accounting Policies, for a summary of the changes reflected herein.

The following table sets forth our key business metrics:

	Three months ended September 30,
	2016 (1)	2015
	(unaudited)
Ending Subscribers as of September 30,	3,447,000	3,331,000
Net subscriber additions	5,000	15,000
Average revenue per user (monthly)	$18.47	$13.90
(1) The metrics for the quarter ended September 30, 2016 include the operating results of Yodle, Inc.

Net organic subscribers increased by approximately 5,000 subscribers during the three months ended September 30, 2016, as compared to an increase of approximately 15,000 subscribers during the three months ended September 30, 2015. The increase in our subscriber count is primarily due to marketing and customer service efforts in prior periods, as well as during the quarter ended September 30, 2016. Our rolling twelve month retention rate (1) as of September 30, 2016 was 86.0% compared to 87.6% during the same prior year period. The inclusion of Yodle had a modestly unfavorable impact on our retention metric.  Relative to our large base of domain subscribers Yodle’s products are higher churn, which we view as an opportunity for improvement. During the third quarter we made progress positioning our product portfolio and aligning our sales channels to improve customer satisfaction and ultimately retention.

Revenue

	Three months ended September 30,
	2016	2015
	(unaudited, in thousands)
Revenue:
Subscription	$188,771	$135,020
Professional services and other	1,915	1,801
Total revenue	$190,686	$136,821

Total revenue increased to $190.7 million in the three months ended September 30, 2016 up from $136.8 million in the three months ended September 30, 2015. Total revenue includes $2.1 million and $3.5 million of unfavorable impact resulting from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date during the three months ended September 30, 2016 and 2015, respectively. The unfavorable impact decreased $1.4 million during the three months ended September 30, 2016, compared to the same prior period. The remaining $52.4 million increase in revenue during the three months ended September 30, 2016, is driven principally by the acquisition of Yodle, in addition to increased Do-It-For-Me website and premium website revenues as well as email-related revenue. These increases were partially offset by a decline in Do-It-Yourself products, such as hosting and website presence, in addition to lower domain and domain-related product revenues.

Subscription Revenue. Subscription revenue increased during the three months ended September 30, 2016, to $188.8 million up from $135.0 million during the three months ended September 30, 2015. The increase is primarily due to the acquisition of Yodle in March of 2016 in addition to the impact of the other revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue was 6% higher at $1.9 million in the three months ended September 30, 2016 up from $1.8 million for the three months ended September 30, 2015. The increase was principally driven by a slightly higher volume of custom design professional services.

Cost of Revenue

	Three months ended September 30,
	2016	2015
	(unaudited, in thousands)
Cost of revenue	$58,380	$45,412

Cost of Revenue. Cost of revenue increased 29% or $13.0 million during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. A majority of the increase was due to the costs associated with the additional revenue due to the Yodle acquisition that closed in March 2016. In addition, online marketing expenses increased by $1.2 million during the three months ended September 30, 2016 when compared to the same prior year period.

Our gross margin was 69% during the three months ended September 30, 2016 up from 67% during the same prior year period due to the inclusion of higher margin Yodle products. Excluding the $2.1 million and $3.5 million effect of the adjustment related to the fair value of acquired deferred revenue for the three months ended September 30, 2016 and 2015, respectively, non-GAAP gross margin was 70% and 68% for the three months ended September 30, 2016 and 2015, respectively.

Operating Expenses

	Three months ended September 30,
	2016	2015
	(unaudited, in thousands)
Operating Expenses:
Sales and marketing	$55,304	$35,033
Technology and development	15,538	9,062
General and administrative	19,094	16,735
Restructuring expense	1,133	—
Asset impairment	1,979	—
Depreciation and amortization	21,165	13,846
Total operating expenses	$114,213	$74,676

Sales and Marketing Expenses. Sales and marketing expenses increased 58% to $55.3 million and were 29% of total revenue during the three months ended September 30, 2016, up from $35.0 million, which was approximately 26% of revenue during the three months ended September 30, 2015. Sales and marketing expenses increased approximately $20.3 million during the three months ended September 30, 2016 compared to the same prior year period primarily due to the acquisition of Yodle in March 2016. In addition, compensation and benefits expense, increased $2.1 million during the three months ended September 30, 2016 when compared to the same prior year period. The increases were offset by $2.6 million of overall lower general marketing expenses, primarily from direct response television advertising and $0.6 million of decreased call center expenses.

Technology and Development Expenses. Technology and development expenses of $15.5 million, or 8% of total revenue, increased by $6.5 million during the three months ended September 30, 2016, from $9.1 million, or 7% of total revenue during the three months ended September 30, 2015. The increase was primarily from the technology expenses related from the acquisition of Yodle in March 2016. Compensation and benefits expense also increased by $2.3 million during the quarter ended September 30, 2016.

General and Administrative Expenses. General and administrative expenses increased $2.4 million to $19.1 million, or 10% of total revenue, during the three months ended September 30, 2016, as compared to $16.7 million, or 12% of total revenue during the three months ended September 30, 2015. The increase was due to higher general and administrative expenses resulting from the Yodle acquisition, offset by a $1.6 million decline in compensation and benefits. In addition, software maintenance expense increased by $0.4 million during the three months ended September 30, 2016 when compared to the same prior year period.

Restructuring Expense. Restructuring expense of $1.1 million included approximately $0.8 million of severance benefits resulting from terminating certain Yodle employees and from $0.3 million of contract termination costs.

Asset impairment. During the three months ended September 30, 2016, we recorded a $2.0 million impairment charge on our domain name inventory.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $7.3 million to $21.2 million during the three months ended September 30, 2016, compared to $13.8 million during the three months ended September 30, 2015. Amortization expense increased by $5.6 million primarily from the intangible assets acquired as part of the Yodle acquisition. In addition, depreciation expense increased by $1.7 million during the three months ended September 30, 2016, $1.0 million of which, is from depreciating assets acquired from the Yodle acquisition. The remaining $0.7 million increase is primarily from a higher volume of internally developed software projects that were placed into service.

Interest Expense, net. Net interest expense totaled $8.3 million and $5.0 million for the three months ended September 30, 2016 and 2015, respectively. Included in the interest expense for each of the three months ended September 30, 2016 and 2015, is $3.6 million and $2.9 million of deferred financing fee and loan origination discount amortization, respectively. Loan interest expense, excluding amortization, increased $2.5 million during the third quarter ended September 30, 2016, compared to the third quarter of 2015, primarily due to the higher debt levels from the additional debt incurred and slightly higher interest rates in effect from financing the Yodle acquisition. Interest expense during the quarter ended September 30, 2016, includes a 0.5% decrease in the term loan and revolver interest rate, effective mid-August of 2016, resulting from favorable debt covenant results.

Income Tax Expense. We recorded income tax expense of $6.5 million and $5.7 million during the three months ended September 30, 2016 and 2015, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. The estimated annual effective tax rate for 2015 reflected the estimated increase in the Company’s projected year-end valuation allowance related to the projected increase in non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for the year.

Results of Operations

Comparison of the results for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015.

The following table sets forth our key business metrics:

	Nine months ended September 30,
	2016 (1)	2015
	(unaudited)
Ending subscribers September 30,	3,447,000	3,331,000
Net subscriber additions	95,000	55,000
Average revenue per user (monthly)	$17.41	$13.86
 (1) The metrics for the nine months ended September 30, 2016 include the operating results and 53,000 customers of Yodle, Inc.

As part of the acquisition of Yodle, we acquired approximately 53,000 subscribers in March 2016. In addition, net organic subscribers increased by approximately 95,000 subscribers during the nine months ended September 30, 2016, as compared to an increase of approximately 55,000 subscribers during the nine months ended September 30, 2015. The increase in subscribers is primarily due to marketing and customer service efforts in prior periods, as well as during the quarter ended September 30, 2016. Our rolling twelve month retention rate as of September 30, 2016 was 86.0% compared to 87.6% during the same prior year period. The inclusion of Yodle had a modestly unfavorable impact on our retention metric.  Relative to our large base of domain subscribers Yodle’s products are higher churn, which we view as an opportunity for improvement. During the third quarter we made progress positioning our product portfolio and aligning our sales channels to improve customer satisfaction and ultimately retention.

Revenue

	Nine months ended September 30,
	2016	2015
	(unaudited, in thousands)
Revenue:
Subscription	$518,084	$399,166
Professional services and other	5,219	5,975
Total revenue	$523,303	$405,141

Total revenue increased 29% to $523.3 million in the nine months ended September 30, 2016, from $405.1 million in the nine months ended September 30, 2015. The acquisition of Yodle in March 2016 contributed to the majority of the increase in revenue during the nine months ended September 30, 2016. Total revenue during the nine months ended September 30, 2016 and 2015, includes the unfavorable impact of $16.7 million and $12.9 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact increased $3.8 million during the nine months ended September 30, 2016 primarily from deferred revenue acquired from the March 2016 acquisition of Yodle. Additionally, revenues increased during the nine months ended September 30, 2016 compared to the same prior year period principally driven by increased Do-It-For-Me website and premium website revenues, as well as ecommerce, online marketing and email revenues. The increases were partly offset by decreases in domain-related revenues, hosting, advertising and Do-It-Yourself website revenues.

Subscription Revenue. Subscription revenue increased 30% during the nine months ended September 30, 2016 to $518.1 million from $399.2 million during the nine months ended September 30, 2015. The increase is due to the overall revenue drivers discussed above.

Professional Services and Other Revenue. Professional services revenue of $5.2 million decreased $0.8 million from $6.0 million during the nine months ended September 30, 2016 due to a lower volume of custom design professional services.

Cost of Revenue

	Nine months ended September 30,
	2016	2015
	(unaudited, in thousands)
Cost of revenue	$167,189	$139,319

Cost of Revenue. Cost of revenue increased 20% or $27.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The acquisition of Yodle was the primary driver for the higher cost of revenue during the nine months ended September 30, 2016. Compensation and benefits decreased $0.8 million during the nine months ended September 30, 2016. In addition, general and online marketing costs increased $1.2 million during the nine months ended September 30, 2016 compared to the same prior year period, while domain registration costs decreased $2.9 million.

Our gross margin of 68% during the nine months ended September 30, 2016 increased from 66% during the nine months ended September 30, 2015 primarily from the higher margin Yodle product offerings. Excluding the $16.7 million and $12.9 million effect of the adjustment related to the fair value of acquired deferred revenue for the nine months ended September 30, 2016 and 2015, respectively, non-GAAP gross margin increased from 67% to 69% during the nine months ended September 30, 2016 compared to the same prior year period.

Operating Expenses

Nine months ended September 30,
2016	2015
(unaudited, in thousands)

Operating Expenses:
Sales and marketing	$157,867	$106,392
Technology and development	47,896	26,019
General and administrative	54,391	48,819
Restructuring expense	2,047	335
Asset impairment	1,979	—
Depreciation and amortization	59,351	41,439
Total operating expenses	$323,531	$223,004

Sales and Marketing Expenses. Sales and marketing expenses increased 48% from $106.4 million or 26% of revenue during the nine months ended September 30, 2015 to $157.9 million or 30% of revenue during the nine months ended September 30, 2016. The $51.5 million increase was driven principally from the additional expenses from the Yodle acquisition. In addition, total compensation and benefits increased $6.6 million during the nine months ended September 30, 2016 when compared to the same prior year period. In addition, online marketing expenses and call center costs decreased $4.5 million and $1.5 million, respectively.

Technology and Development Expenses. Technology and development expenses increased 84% to $47.9 million, or 9% of total revenue, during the nine months ended September 30, 2016 up from $26.0 million, or 6% of total revenue during the nine months ended September 30, 2015. The increase was driven by the March 2016 acquisition of Yodle. In addition, there was $5.9 million of higher compensation and benefits expense during the nine months ended September 30, 2016 when compared to the same prior year period. Data, software and networking support related costs increased $1.4 million during the year to date period ended September 30, 2016 compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses increased 11% to $54.4 million, or 10% of total revenue, during the nine months ended September 30, 2016, up from $48.8 million or 12% of total revenue during the nine months ended September 30, 2015. Total general and administrative expenses increased $5.6 million primarily due to the acquisition of Yodle during the nine months ended September 30, 2016. Compensation and benefits decreased $5.6 million during the year to date period ended September 30, 2016 compared to the same prior year period. In addition, acquisition-related closing costs of about $3.9 million contributed to the higher general and administrative costs, while bad debt expense declined $1.3 million during the nine months ended September 30, 2016.

Restructuring Expense. Restructuring expense of $2.0 million included approximately $1.6 million of severance benefits resulting from terminating certain Yodle employees and from $0.5 million of contract termination costs.

Asset impairment. During the nine months ended September 30, 2016, we recorded a $2.0 million impairment charge on our domain name inventory.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $59.4 million during the nine months ended September 30, 2016 from $41.4 million during the nine months ended September 30, 2015. Amortization expense is $14.1 million higher during the nine months ended September 30, 2016 primarily from amortizing the intangible assets that were acquired from the March 2016 Yodle acquisition. Depreciation expense was also up $3.8 million during the nine months ended September 30, 2016 when compared to the same prior year period, also from the assets acquired from Yodle in addition to higher internally developed software projects that continue to be placed in service.

Interest Expense, net. Net interest expense totaled $22.5 million and $15.4 million for the nine months ended September 30, 2016 and 2015, respectively. Included in interest expense during the nine months ended September 30, 2016 and 2015 was $10.3 million and $8.5 million of amortization of debt issuance costs, respectively. Excluding amortization, interest expense increased from $6.9 million to $12.3 million during the nine months ended September 30, 2015 and 2016, respectively. The increase was driven from the higher debt levels and slightly higher interest rates resulting from the financing of the Yodle acquisition. Interest expense during the nine months ended September 30, 2016, includes a 0.5% decrease in the term loan and revolver interest rate, effective mid-August of 2016, resulting from favorable debt covenant results.

Income Tax Expense. We recorded an income tax expense of $8.0 million and $14.4 million during the nine months ended September 30, 2016 and 2015, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2016 reflects the impact of net unfavorable permanent book-tax differences estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets. The estimated annual effective tax rate for 2015 reflected the estimated increase in the Company’s projected year-end valuation allowance related to the projected increase in non-reversing deferred tax liabilities, and reduced by forecasted pre-tax income for the year.

Outlook. For 2016, we expect a meaningful increase in our revenue due to the acquisition of Yodle, which closed in the first quarter of 2016. We continue to expect year over year revenue growth in our value added digital marketing solutions, offset by declines in Do-It-Yourself and domain product lines.  As we are decreasing our investment in sales and marketing in certain sales channels as we focus on the Yodle integration, we expect some softness in our value added digital marketing solutions revenue in the 4th quarter. We expect to generate strong free cash flow which will be used to pay down debt and repurchase common shares.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, (in thousands):

	Nine months ended September 30,
	2016	2015
	(unaudited, in thousands)
Net cash provided by operating activities	$89,747	$112,570
Net cash used in investing activities	(322,483)	(12,487)
Net cash provided by (used in) financing activities	235,884	(104,172)
Effect of exchange rate changes on cash	(36)	(3)
Increase (decrease) in cash and cash equivalents	$3,112	$(4,092)

Cash Flows

As of September 30, 2016, we had $21.8 million of cash and cash equivalents and $207.0 million in negative working capital, as compared to $18.7 million of cash and cash equivalents and $167.7 million in negative working capital as of December 31, 2015. The unfavorable change in working capital is primarily due to increases in deferred revenue, deferred consideration and accounts payable, primarily resulting from the March 2016 acquisition of Yodle. Prepaid expenses and accounts receivable are also higher when compared to December 31, 2015 primarily from the assets and liabilities of Yodle that were acquired in March of 2016. The deferred consideration in current liabilities, also resulting from the Yodle acquisition, is payable to the sellers on March 9, 2017. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which get amortized to revenue or expense rather than settled with cash. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements.

Net cash provided by operations for the nine months ended September 30, 2016 decreased $22.8 million to $89.7 million down from the nine months ended September 30, 2015. Included in the cash provided by operating activities is $3.9 million of acquisition-related transaction costs that were paid during the nine months ended September 30, 2016 as well as about $0.9 million of restructuring related severance payments that have been made. In addition, cash paid for interest is $4.6 million higher than in the nine months ended September 30, 2015. The working capital changes also reflect the requirement to fund $5.6 million of letters of credit that are restricted by operating leases of Yodle. The annual performance bonuses paid in the nine months ended September 30, 2016 were higher than amounts paid for the same prior year period. Finally, accounts receivable timing and accrued expense payments were also unfavorable during the nine months ended September 30, 2016 due primarily to the Yodle acquisition.

Net cash used in investing activities during the nine months ended September 30, 2016 was $322.5 million, as compared to $12.5 million in the nine months ended September 30, 2015. The quarter ended March 31, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. In addition, on May 31, 2016, we purchased the assets of TORCHx, Inc. a Florida corporation for $4.4 million, of which $3.0 million was paid at closing with the remaining $1.5 million payable on November 30, 2017. See Note 2, Business Combinations, for additional information surrounding these acquisitions. Also included in cash used in investing activities for the nine months ended September 30, 2016 is $1.5 million in payments for domain registrar credentials that were acquired during the period. Capital expenditures increased by $6.5 million during the nine months ended September 30, 2016 due to major capital investments that have been made on our next generation website builder tool, building new operational functionality that supports the consolidation of customer transactions and billing platforms, as well as, the development of a lead traffic and advertising spend value reporting platform.

Net cash provided by financing activities during the nine months ended September 30, 2016, reflects the increase in long term debt from our amended credit agreement to fund the acquisition of Yodle Inc., on March 9, 2016. During the nine months ended September 30, 2016, common stock repurchases of approximately 1.0 million common shares totaling $17.5 million were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options decreased by $2.8 million to $3.8 million in the nine months ended September 30, 2016 when compared to the same prior year period. Approximately $4.2 million and $2.3 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the nine months ended September 30, 2016 and 2015, respectively. The nine months ended September 30, 2016 included $5.7 million of loan origination and arrangement fees in connection with the March 2016 amendment to the credit agreement. See Note 6, Long Term Debt, for additional information surrounding the amendment.

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

Outstanding debt as of September 30, 2016 for purposes of the First Lien Net Leverage Ratio was approximately $435.2 million. The covenant calculations as of September 30, 2016 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of September 30, 2016	Ratio at September 30, 2016	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 3.25	2.28	0.97
Consolidated Interest Coverage Ratio	Greater than 2.00	10.02	8.02

In addition to the financial covenants listed above, the credit agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreement.

Stock Repurchase Plan

In October 2014, our Board of Directors authorized a plan for the repurchase of up to $100.0 million of our outstanding common shares through December 31, 2016. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Therefore, as of November 3, 2016, there was $121.0 million available for repurchase under this program.

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
Relative to each of the non-GAAP measures Web.com presents, management further sets forth its rationale as follows:

•
Non-GAAP Revenue. Web.com excludes from non-GAAP revenue the impact of the fair value adjustment to amortized deferred revenue because management believes that excluding such measures helps management and investors better understand the Company's revenue trends.

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

•
Adjusted EBITDA and Adjusted EBITDA Margin. Web.com excludes from adjusted EBITDA and adjusted EBITDA margin depreciation and amortization expense, asset impairment, income tax provision, interest expense, interest income, stock-based compensation, fair value adjustments to deferred revenue and deferred expense, corporate development expenses and restructuring expenses, because management believes that excluding such items helps investors better understand the Company's operating activities.

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

In respect of the foregoing, Web.com provides the following supplemental information to provide additional context for the use and consideration of the non-GAAP financial measures used in this quarterly report Form 10-K:

•
Stock-based compensation. These expenses consist of expenses for employee stock options and employee awards under Accounting Standards Codification ("ASC") 718-10. While stock-based compensation expense calculated in accordance with ASC 718-10 constitutes an ongoing and recurring expense, such expense is excluded from non-GAAP results because such expense is not used by management to assess the core profitability of the Company's business operations. Web.com further believes these measures are useful to investors in that they allow for greater transparency to certain line items in the Company's financial statements. In addition, when management performs internal comparisons to Web.com's historical operating results and compares the Company's operating results to the Company's competitors, management excludes this item from various non-GAAP measures.

•
Asset impairment. Web.com has recorded expenses related to asset impairment and excludes the impact of these expenses from its non-GAAP measures, because such expense is not used by management to assess the core profitability of the Company's business operations.

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

•
Monthly average revenue per user, or ARPU. ARPU is a metric the Company measures on a quarterly basis. The Company defines ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by three months. The Company excludes from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs.

The following table presents our non-GAAP measures for the periods indicated (in thousands, except for per share data and percentages):

Web.com Group, Inc.
Reconciliations of GAAP to Non-GAAP Results

(in thousands, except for per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$190,686	$136,821	$523,303	$405,141
Fair value adjustment to deferred revenue	2,108	3,547	16,704	12,892
Non-GAAP revenue	$192,794	$140,368	$540,007	$418,033

Reconciliation of GAAP net income to non-GAAP net income
GAAP net income	$3,346	$6,094	$2,077	$12,983
Amortization of intangibles	15,461	9,827	43,608	29,466
Asset impairment	1,979	—	1,979	—
Stock based compensation	5,008	5,067	15,208	15,251
Income tax expense	6,477	5,673	7,976	14,437
Restructuring expense	1,133	—	2,047	335
Corporate development	57	—	3,925	597
Amortization of debt discounts and fees	3,631	2,872	10,315	8,492
Cash income tax expense	(850)	(725)	(1,905)	(1,512)
Fair value adjustment to deferred revenue	2,108	3,547	16,704	12,892
Fair value adjustment to deferred expense	80	147	232	504
Non-GAAP net income	$38,430	$32,502	$102,166	$93,445

Diluted weighted average shares
Diluted shares:
Basic weighted average common shares	49,221	50,035	49,296	50,420
Diluted stock options	1,281	1,907	1,347	1,704
Diluted restricted stock	269	370	327	353
Total diluted weighted average common shares	50,771	52,312	50,970	52,477

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of GAAP net income per diluted share to non-GAAP net income per diluted share	2016	2015	2016	2015
GAAP net income per diluted share	$0.07	$0.12	$0.04	$0.25
Diluted equity	—	—	—	—
Amortization of intangibles	0.31	0.18	0.85	0.55
Asset impairment	0.04	—	0.04	—
Stock based compensation	0.10	0.10	0.30	0.29
Income tax expense	0.13	0.11	0.16	0.28
Restructuring expense	0.02	—	0.04	0.01
Corporate development	—	—	0.08	0.01
Amortization of debt discounts and fees	0.07	0.05	0.20	0.16
Cash income tax expense	(0.02)	(0.01)	(0.04)	(0.03)
Fair value adjustment to deferred revenue	0.04	0.07	0.33	0.25
Fair value adjustment to deferred expense	—	—	—	0.01
Non-GAAP net income per diluted share	$0.76	$0.62	$2.00	$1.78

Reconciliation of GAAP operating income to non-GAAP operating income

GAAP operating income	$18,093	$16,733	$32,583	$42,818
Amortization of intangibles	15,461	9,827	43,608	29,466
Asset impairment	1,979	—	1,979	—
Stock based compensation	5,008	5,067	15,208	15,251
Restructuring expense	1,133	—	2,047	335
Corporate development	57	—	3,925	597
Fair value adjustment to deferred revenue	2,108	3,547	16,704	12,892
Fair value adjustment to deferred expense	80	147	232	504
Non-GAAP operating income	$43,919	$35,321	$116,286	$101,863

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	9%	12%	6%	11%
Amortization of intangibles	8	6	9	6
Asset impairment	1	—	—	—
Stock based compensation	3	4	3	4
Restructuring expense	1	—	—	—
Corporate development	—	—	1	—
Fair value adjustment to deferred revenue	1	3	3	3
Fair value adjustment to deferred expense	—	—	—	—
Non-GAAP operating margin	23%	25%	22%	24%

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of GAAP net income to adjusted EBITDA	2016	2015	2016	2015
GAAP net income	$3,346	$6,094	$2,077	$12,983
Depreciation and amortization	21,165	13,846	59,351	41,439
Asset impairment	1,979	—	1,979	—
Stock based compensation	5,008	5,067	15,208	15,251
Restructuring expense	1,133	—	2,047	335
Corporate development	57	—	3,925	597
Fair value adjustment to deferred revenue	2,108	3,547	16,704	12,892
Fair value adjustment to deferred expense	80	147	232	504
Interest expense, net	8,270	4,966	22,530	15,398
Income tax expense	6,477	5,673	7,976	14,437
Adjusted EBITDA	$49,623	$39,340	$132,029	$113,836

Reconciliation of GAAP net income margin to adjusted EBITDA margin
GAAP net income margin	2%	4%	—%	3%
Depreciation and amortization	10	9	12	9
Asset impairment	1	—	—	—
Stock based compensation	3	4	3	4
Restructuring expense	1	—	—	—
Corporate development	—	—	1	—
Fair value adjustment to deferred revenue	1	3	3	3
Fair value adjustment to deferred expense	—	—	—	—
Interest expense, net	5	4	4	5
Income tax expense	3	4	1	3
Adjusted EBITDA margin	26%	28%	24%	27%

Reconciliation of GAAP gross profit to non-GAAP gross profit
Gross Profit	$132,306	$91,409	$356,114	$265,822
Fair value adjustment to deferred revenue	2,108	3,547	16,704	12,892
Fair value adjustment to deferred expense	80	147	232	504
Stock based compensation	270	467	1,033	1,487
Non-GAAP gross profit	$134,764	$95,570	$374,083	$280,705
Non-GAAP gross margin	70%	68%	69%	67%

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$44,459	$35,159	$89,747	$112,570
Capital expenditures	(9,368)	(3,246)	(17,674)	(11,157)
Free cash flow	$35,091	$31,913	$72,073	$101,413

Net cash used in investing activities	$(9,615)	$(4,101)	$(322,483)	$(12,487)
Net cash (used in) provided by financing activities	$(21,973)	$(28,566)	$235,884	$(104,172)

Revenue
Subscription	$188,771	$135,020	$518,084	$399,166
Professional services and other	1,915	1,801	5,219	5,975
Total	$190,686	$136,821	$523,303	$405,141

	Three months ended September 30, 2016		Nine months ended September 30, 2016
Stock based compensation	2016	2015	2016	2015
Cost of revenue	$270	$467	$1,033	$1,487
Sales and marketing	1,206	1,160	3,769	3,609
Technology and development	1,111	771	2,725	2,281
General and administrative	2,421	2,669	7,681	7,874
Total	$5,008	$5,067	$15,208	$15,251

	Three months ended September 30,	Three months ended June 30,	Three months ended September 30,
	2016	2016	2015
Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$190,686	$187,818	$136,821
Fair value adjustment to deferred revenue	2,108	6,038	3,547
Non-GAAP revenue	$192,794	$193,856	$140,368
Professional services and other revenue	(1,915)	(1,697)	(1,801)
Non-GAAP subscription revenue used in ARPU	$190,879	$192,159	$138,567
Average subscribers (in thousands)	3,444,921	3,432,673	3,323,651
ARPU (Non-GAAP subscription revenue per subscriber over 3 month period)	$18.47	$18.66	$13.90

Contractual Obligations and Commitments
 We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters for which a loss was reasonably possible or estimable at September 30, 2016.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, are set forth below and are unchanged substantively at September 30, 2016.

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
We were profitable for the year ended December 31, 2015 and the nine months ended September 30, 2016, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future.
We were profitable for the three and nine months ended September 30, 2016 and for the year ended December 31, 2015 but we were not profitable for the years ended December 31, 2014 and 2013, and may not be profitable in future years. As of September 30, 2016, we had an accumulated deficit of approximately $278.5 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of September 30, 2016, we had $385.1 million of aggregate principal amount of our Term Loan and $71.9 million of Revolving Credit Facility (defined in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. We entered into an Amendment to Credit Agreement, dated as of February 11, 2016, which became effective on March 9, 2016, of our Term Loan and Revolving Credit Facility pursuant to which certain of our lenders have provided an additional $200.0 million of senior secured term loans, the proceeds of which, together with $110.0 million of revolving loans and cash on hand, was used to fund the acquisition of Yodle, Inc. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
A substantial portion of the network services and computer servers we utilize in the provision of services to customers are housed in data centers owned by other service providers. In particular, a significant number of our servers are housed in data centers in Atlanta, Georgia, Jacksonville, Florida and New York, New York. We obtain Internet connectivity for those servers, and for the customers who rely on those servers, in part through direct arrangements with network service providers and in part indirectly through the owners of those data centers. We also utilize other third-party data centers in other locations. In the future, we may house other servers and hardware items in facilities owned or operated by other service providers.

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

From time to time, fraudulent payment methods are used to obtain service. While we do have certain safeguards in place, we nonetheless experience some fraudulent transactions. The costs to us of these fraudulent transaction includes the costs of implementing as well as updating our safeguards. These fraudule nt accounts also increase our bad debt expense and complicate our forecasting efforts as they result in almost 100% customer loss when they are discovered.  We do not currently carry insurance against the risk of fraudulent payment transactions. A failure to adequately control fraudulent payment transactions may harm our business and results of operations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Share repurchase activity during the three months ended September 30, 2016 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
July 1- July 31, 2016	14,525	$17.51	14,525	$21,435,118
August 1- August 31, 2016	17,760	$16.91	17,760	$21,134,775
September 1- September 31, 2016	—	$—	—	$21,134,775
Total	32,285	$17.18	32,285	$21,134,775

(*)
The share repurchases, totaling $17.5 million in the nine months ended September 30, 2016, were made under our stock repurchase program announced on November 5, 2014, which initially authorized the repurchase of up to $100 million of our outstanding shares of common stock from time to time. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by an additional $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Therefore, as of November 3, 2016, there was $121.0 million available for repurchase under this program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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
10.1
Amendment to Credit Agreement, dated as of February 11, 2016, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (7)

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

Web.com Group, Inc.
(Registrant)

November 8, 2016	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.4	Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)
3.3	Certificate of Ownership and Merger of Registration (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (4)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (5)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (6)
10.1
Amendment to Credit Agreement, dated as of February 11, 2016, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (7)

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