Form 10-K
period 2016-12-31
WEB.COM GROUP, INC.
filed 2017-02-28
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $712,907,957 as of June 30, 2016 based on the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.
Common Stock, par value $0.001 per share, outstanding as of February 21, 2017: 50,355,675

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

Item 1. Business.
Web.com Group, Inc. (referred to as "we", “the Company”, “Web.com Group, Inc.” or “Web.com” herein) provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. Headquartered in Jacksonville, Florida, Web.com is a publicly traded company (NASDAQ: WEB) serving approximately 3.5 million customers, primarily in North America, with approximately 3,600 employees in North America, South America and the United Kingdom.
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
In March 2016, we completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"). Yodle provides cloud-based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers, which are reflected in the above headcount and customer totals. With the Yodle platform, we are able to provide our customers with an online, mobile and social presence and automate, manage and optimize our customers' marketing activities and other consumer interactions. Yodle's solutions are highly integrated and designed to be easy-to-use, helping businesses navigate the rapidly evolving, technologically challenging and highly fragmented digital marketing landscape without having to invest a significant amount of time and money.
On January 31, 2017, Web.com acquired DonWeb.com, located in Rosario, Argentina and is a web hosting and domain registration company catering to the Latin American market.
Market Opportunity
Web.com's focus is to help small businesses succeed online. Small business owners, including sole proprietors, have limited support staff and must devote most of their time to running the daily operations of their businesses. They often have limited knowledge of how to build a web presence and market their online businesses and limited time to acquire the skills to do so. At the same time, there is growing acceptance among these small business owners that an effective Internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels.

What We Do
Using a consultative approach, Web.com offers small businesses one-stop shopping for an array of effective, affordable online products and services that will help drive their businesses. We have positioned ourselves as a partner to small businesses across all phases of their adoption of Internet marketing, from their initial entry onto the web to more advanced online marketing solutions. As a global domain registrar, we enable small businesses to establish an online presence by buying a domain name. This basic service is the entry point to greater value-added offerings, which span the range of customer budgets and expertise, from inexpensive Do-It-Yourself ("DIY") websites and hosting to Do-It-For-Me ("DIFM") custom website design services, online marketing, social media and eCommerce solutions for those needing full service. We further differentiate our DIY offerings with a modified approach to the market, which is called "Do-It-With-Me" ("DIWM"), which provides our DIY customers with an opportunity to speak and work with us via chat, email or telephone while they are building their websites. We are frequently the technology enabler between small businesses and Internet innovators such as Google and Facebook, allowing the small business customer to take advantage of today’s online and social media outreach.
Through the combination of proprietary software, automated work flow processes, and specialized and high quality workforce development and management techniques, Web.com achieves production efficiencies that enable us to offer sophisticated web services at affordable, monthly subscription rates.
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
The acquisition of Yodle in March of 2016 brings vertically focused solutions that help small businesses attract new business and retain existing customers through cloud-based marketing platforms and that complement our service and product offerings.
Domain Name Registration and Services
We are one of the largest domain name registrars in the world and offer .com and .net domains as well as the latest top-level domains. We also offer a full suite of domain name services, including domain name registration, transfers, renewals, expiration protection and privacy services. Domain name customers have a highly proprietary need to maintain their distinct Internet address, and our goal is to continue to be their resource for maintaining and extending their registration. Furthermore, these customers represent prime opportunities for more domain name sales, particularly as additional top-level domain names become available. Since online activity typically starts with a domain name, we anticipate continuing to be a market leader in selling and servicing these accounts.
Do-It-For-Me Web Solutions
We created these services to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing a business online to ultimately drive leads to the small business owner. Since access to these services is through an affordable monthly subscription, these proprietors can have an effective online presence with a minimum outlay of resources. We bundle the most needed products in an efficient manner so the small business owner can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com. Some of our DIFM solutions include:

•	Custom Website. A custom website with built-in marketing, analytics and hosting.

•	Ignite. Enables websites to be promoted in dozens of major directories.

•	Facebook. Design or update our customers' Business Profile page on Facebook including advertising and postings.

•	eCommerce. Design, setup and configure the online store and shopping cart.
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

•
Website Builder. Our Website Builder package is an easy-to-use website building tool which includes hundreds of starter templates that enable users to customize their design.  In addition, we combine our easy-to-use DIY tools with our customer support and coaching to assist our customers in building their website.

Online Marketing Services
Business success on the Internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like Google TM , Yahoo! and Bing, and we have expertise in providing pay-per-click advertising as well. Our online marketing proficiency has been recognized by our selection as a Google Premier Partner and as a Yahoo! Local Ambassador. Some of our online marketing products include:

•	Search Engine Optimization (SEO). Products and services designed to help improve organic search engine rankings and to increase qualified traffic and lead generation.

•	Search Engine Marketing. Local and national search engine marketing services, sometimes known as pay-per-click advertising, where we manage an advertising budget for our customers.

•	Essentials. A comprehensive suite of marketing tools designed to help businesses attract and engage their customers in a few minutes a week.

•	Lighthouse. Automated communications designed to help dental practices keep patient-visit schedules full and maximize office productivity by attracting and engaging patients.

•	TORCHx. Premium lead-generation and CRM solutions designed to help real estate professionals attract and convert more clients.

•
Centermark. A marketing and business intelligence platform that enables franchise and multi-location businesses to coordinate their brand and marketing efforts across their network of locations to effectively attract and engage customers in local markets.

•
Leads by Web. A service offered by Web.com to research relevant keywords in the customer’s industry which in turn helps the Company to create ads designed to bring traffic to the customer's website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up.

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

Sales Channels
The sales organization for our web services and products comprises several distinct sales channels, including:
Online.  We primarily promote our services through the Web.com, Network Solutions.com, Yodle.com and Register.com websites. To drive potential customers to these sites, we engage in online marketing and advertising campaigns, and participate in seminars targeting small businesses that wish to sell their services online. Our partners also promote our services by including our products on their websites and by including services in their ongoing marketing and promotional efforts with their customers.
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
Direct Response Television and Radio.   We often promote Do-It-For-Me products through television and radio advertising campaigns. In addition to legacy ads supporting our Custom Website and Facebook TM by Web.com solutions, we sometimes use branded DRTV spots, which describe us and feature real customers who have derived significant business value from our solutions. We expect the level of spending in this sales channel to decrease in 2017 as we have decreased our focus in this sales channel.
Local Direct Sales. We have a local sales initiative in approximately 20 geographic markets throughout the United States, and expect to expand our penetration by expanding our inside sales organization to complement the markets where we do not have a physical presence. Our local sales teams are equipped to sell a full complement of solutions including Leads by Web, Custom Website Design, Social Media and Paid Search programs.
Branding.   In 2012, we entered a 10-year agreement to become the umbrella sponsor of the renamed Web.com Tour (formerly the Nationwide Tour), and an official marketing partner of the PGA TOUR. As a sponsor, our brand name has gained heightened visibility, and we believe this relationship will help us reach our target market of small business owners. In addition, in many Web.com Tour, PGA TOUR, and Champions Tour markets we have hosted free, small educational seminars designed to help small businesses learn how to be successful on the Internet as part of an initiative to bring additional benefit to communities where events are held, which in turn helps reach more of our target market.
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
Multi-location/Franchise Sales. We have a sales channel that targets franchise networks and corporations.  These businesses are unique because they have a corporate organization that is affiliated with a network of small, local businesses or divisions.  Our sales resources in this channel are dedicated to selling to both the corporate entity and into individual locations, like franchisees, in the network.

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
•Affiliate programs; and
•Sponsorships.

Customers
As of December 31, 2016, we had approximately 3.5 million customers. We generally target small businesses with less than 20 employees. We seek to create long-term relationships with these businesses by helping them leverage the Internet as a channel to promote and grow their business.
Data Security
We maintain major operational facilities in Jacksonville, Florida; Atlanta, Georgia; Austin, Texas; Herndon, Virginia; New York, New York; Spokane, Washington; Hazleton, Pennsylvania; Barrie, Ontario; New Glasgow, Nova Scotia; and Yarmouth, Nova Scotia for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC); which are staffed 24 hours a day, seven days a week. The servers that provide our customers’ website data to the Internet are located within third-party co-location facilities in Jacksonville, Florida and Atlanta, Georgia. We are in the process of migrating the legacy Yodle co-location centers into our Atlanta and  Jacksonville co-locations. These co-location facilities have a secured network infrastructure including intrusion detection at the router level, full network traffic monitoring, end point monitoring, data collection and event reporting. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities also provide multiple Internet carriers to help ensure bandwidth is available to our customers. The availability of electric power at the co-location facilities is provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities.

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

Competition
The market for web services is highly competitive and evolving. We expect competition to increase from existing competitors as well as new market entrants. Most existing competitors typically offer a limited number of specialized solutions and services, but may provide a more comprehensive set of services in the future. These competitors include, among others, website designers, domain name registrars, Internet service providers, Internet search engine providers, local business directory providers, eCommerce service providers, lead generation companies and hosting companies. Some of the companies we compete with are: GoDaddy, Wix.com, Ltd., 1&1 Internet and Endurance International Group. Some of our competitors have greater resources, more brand recognition, larger installed bases of customers than we do, and we cannot ensure that we will be able to compete favorably against them or our other competitors.
We believe the principal competitive factors in the small business segment of the web services, online marketing and lead generation industry include:

•	Value, breadth and flexibility of service offerings;

•	Proprietary workflow processes and customer relationship management software;

•	Brand name and reputation;

•	Price;

•	Quality of customer support;

•	Speed of customer service;

•	Ease of implementation, use and maintenance;

•	Industry expertise and focus; and

•	Trade shows.

Intellectual Property
Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2016, we owned 49 issued U.S. patents. We also have several additional patent applications pending but not yet issued.
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
Employees
As of December 31, 2016, we had approximately 3,600 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
Due to our evolving business model and the unpredictability of our evolving industry our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

•	our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers' requirements;

•	the cost of attracting new customers;

•	the renewal rates and renewal terms for our services;

•	changes in our pricing policies;

•	the introduction of new services and products by us or our competitors;

•	our ability to hire, train and retain members of our sales force;

•	the rate of expansion and effectiveness of our sales force;

•	technical difficulties or interruptions in our services;

•	general economic conditions;

•	additional investment in our services or operations;

•	our ability to successfully identify acquisition targets and integrate acquired businesses and technologies; and

•	our success in maintaining and adding strategic marketing relationships.
These factors and others all tend to make the timing and amount of our revenue unpredictable and may lead to greater period-to-period fluctuations in revenue than we have experienced historically.
Additionally, in light of current global and U.S. economic conditions, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. The results of one quarter may not be relied on as an indication of future performance. If our quarterly revenue, profitability, operating metrics, or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.
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
One of our business strategies is to acquire complementary services, technologies or businesses. The success of any future acquisition, including our acquisition of Yodle and DonWeb, will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.
The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company's failure to achieve some or all of the anticipated benefits of the acquisition.

Potential difficulties that may be encountered in the integration process include the following:

•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the larger, more complex, combined business;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality services and products;

•	risks associated with our expansion into new international markets and doing business internationally;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition;

•	performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by completing the acquisition and integrating the companies' operations;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

•
in certain instances, the ability to exert control over acquired businesses that include earn out provisions in the agreements relating to such acquisitions or the potential obligation to fund an earn out for, or other obligations related to, a business that has not met expectations;

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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
We must be able to operate the systems that manage our network around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment, and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Our networks are currently subject to various points of failure. For example, a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in the services that we provide to some or all of our customers. In the past, we have experienced periodic interruptions in service. We have also experienced, and in the future, we may again experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Any future interruptions could:

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
In 2015, we were subject to an unauthorized breach of one of our computer systems. If our security measures are breached again as a result of third-party action, employee error or otherwise, and as a result our customers' or endusers' data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyberattack could well exceed any such insurance coverage.
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

We offer our products across several operating systems and through the Internet. Mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting e-commerce. We are dependent on the functionality of our products with third-party mobile devices and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that impact the functionality of our products or give preferential treatment to competitive products could adversely affect usage of our products. In addition, because a growing number of our customers access our products through mobile devices, we are dependent on the interoperability of our products with mobile devices and operating systems. Improving mobile functionality is integral to our long-term product development and growth strategy. In the event that our customers or endusers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.

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
We were profitable for the years ended December 31, 2016 and 2015, but we were not profitable for the year ended December 31, 2014 and we may not be profitable in the future.
We were profitable for the years ended December 31, 2016 and 2015, but we were not profitable for the year ended December 31, 2014 , and may not be profitable in future years. As of December 31, 2016, we had an accumulated deficit of approximately $276.6 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of December 31, 2016, we had $382.7 million of aggregate principal amount of our Term Loan and $49.3 million of Revolving Credit Facility (defined in Note 4, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. We entered into an Amendment to Credit Agreement, dated as of February 11, 2016, which became effective on March 9, 2016, of our Term Loan and Revolving Credit Facility pursuant to which certain of our lenders have provided an additional $200.0 million of senior secured term loans, the proceeds of which, together with $115.0 million of revolving loans and cash on hand, was used to fund the acquisition of Yodle, Inc. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors, including our ability to successfully integrate the operations of Yodle into our operations. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
As of December 31, 2016, the Company has U.S. Federal NOLs of approximately $213.5 million, which includes $72 million from Yodle pre-acquisition periods, available to offset future taxable income and expire between 2020 and 2035. These amounts currently exclude $77.0 million related to excess tax benefits for stock-based compensation tax deductions in excess of book compensation which will be credited to additional paid-in capital when such deductions reduce taxes payable, as determined on a “with-and-without” basis. See Note 2 for additional information related to ASU 2016-09, which the Company will adopt in the first quarter of 2017.
These NOLs are subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company estimates that at least $159.8 million of these NOLs will be available during the carry forward period based on our existing Section 382 limitations.
If the Company experiences any future “ownership change” as defined in Section 382 of the Code, the Company's ability to utilize its U.S. Federal NOLs could be further limited. Similar results could apply to our U.S. state NOLs because the states in which we operate generally follow Section 382.
As of December 31, 2016, the Company also had $51.5 million of NOLs in the United Kingdom ("UK") related to Scoot, of which the substantial portion was incurred in pre-acquisition periods. Although not subject to expiration, pre-acquisition NOLs could be eliminated under certain circumstances, as determined under applicable tax laws in the United Kingdom, in the 3 year periods both before and after the acquisition date. Although the Company does not believe the pre-acquisition NOLs are subject to any such limitations to date, future activities could subject these NOLs to limitation. As of December 31, 2016, the Company's valuation allowance includes $50.4 million of these NOLs as it is not more likely than not that this portion of the NOLs will be realized based on the expected reversals of existing deferred tax liabilities. The net tax values related to UK NOLs and related valuation allowance decreased as a result of changes in foreign exchange and tax rates during the year.
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
Substantial changes to tax policies and other regulations may affect our business.
Substantial change to tax policies and other regulations, which could include comprehensive tax reform, may have an impact on our business. We cannot predict the impact, if any, of these changes to our business. However, until we know what changes are enacted, we will not know whether in total we will benefit from, or will be negatively affected by, the changes.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

 The Company owns a 32,780 square foot building in Spokane, Washington, in which a web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Sales and customer support operations center	Austin, TX	97,153	August 2021
Technology administrative center	Herndon, VA	43,874	December 2017
Sales and customer support operations center	Hazleton, PA	39,429	January 2018
Sales and customer support operations center	Scottsdale, AZ	48,271	May 2017
Sales and customer support operations center	Charlotte, NC	34,462	January 2024
Sales and customer support operations center	Jacksonville, FL	31,720	July 2019
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	August 2017
Technology, sales and customer support operations center	New York, NY	83,639(*)	April 2024
Sales and customer support operations center	New Glasgow, Nova Scotia, Canada	25,770	September 2026
Sales and customer support operations center	Halifax, Nova Scotia, Canada	13,500	April 2017
Technology administrative center	Buenos Aires, Argentina	10,000	December 2019
Sales and customer support operations center	Stockton, England, United Kingdom	10,000	March 2022
Technology administrative center	Atlanta, GA	9,959	November 2021
Sales and customer support operations center	Sugar Hill, GA	6,412	June 2017
eCommerce operations center	Barrie, Ontario, Canada	5,774	May 2017
Technology administrative center	Portland, OR	5,650	March 2017
Technology data center	Atlanta, GA	4,000	May 2022
Sales and customer support operations center	Daytona Beach, FL	1,500	November 2017
Administrative and finance operations	London, England, United Kingdom	484	Month to month
(*) Effective January, 2017, the Company has subleased 55,758 square feet of this lease through the lease expiration date of April 2024.

The Company also has short-term leases for 19 geographic markets throughout the United States and United Kingdom mainly for the Local Direct Sales initiative.

Item 3. Legal Proceedings.
From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. Although the results of these legal actions in which we are involved cannot be predicted with any certainty, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. Defending these legal actions in which we are involved is costly and can impose significant burden on management and there can be no assurance that favorable final outcomes will be obtained. At December 31, 2016, there were no material legal matters for which a loss is reasonably possible or estimable.

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

	2016		2015
	High	Low	High	Low
First Quarter	$20.17	$15.71	$19.31	$14.52
Second Quarter	$20.49	$16.21	$24.34	$18.15
Third Quarter	$19.37	$16.43	$26.04	$20.25
Fourth Quarter	$21.20	$12.90	$25.00	$19.93

The closing price for our common stock as reported by the NASDAQ Global Select Market on February 21, 2017 was $20.40 per common share. As of February 21, 2017, there were 594 stockholders of record of our common stock, not including those shares held in street or nominee name.
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
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2016 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (*)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
October 1 - October 31, 2016	8,510	$15.99	8,510	$120,998,741
November 1 - November 30, 2016	346,004	$15.09	346,004	$115,776,908
December 1 - December 31, 2016	332,662	$17.26	332,662	$110,033,663
Total	687,176	$16.15	687,176	$110,033,663

(*)
Cumulative repurchases of 4.8 million common shares totaling $90.0 million have been made since we announced our stock repurchase program on November 5, 2014, which authorized the repurchase of up to an aggregate of $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, expired on December 31, 2016. In October 2016, the Company's Board of Directors authorized that the share repurchase program of the Company's outstanding securities be extended through December 31, 2018 and be increased by an additional $100.0 million. During the three months ended December 31, 2016, 687,176 shares totaling $11.1 million were repurchased. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Stock Performance Graph
The graph below compares the cumulative 5-Year total return provided shareholders on Web.com Group, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Internet Composite index and two customized peer groups of thirteen companies and eleven companies respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2011 and its relative performance is tracked through December 31, 2016.
(1) There are thirteen companies included in the company's first customized peer group which are: Angie's List Inc., Cimpress NV, Comscore Inc., Concurrent Technologies Plc, Earthlink Holdings Corp, Endurance International Group Holdings Inc., Godaddy Inc., Internap Corp, Leaf Group Ltd, Pandora Media Inc., Verisign Inc., Webmd Health Corp and Yelp Inc.
(2.) The eleven companies included in the company's second customized peer group are: Angie's List Inc., Comscore Inc., Concurrent Technologies Plc, Cornerstone Ondemand Inc., Earthlink Holdings Corp, Endurance International Group Holdings Inc., Godaddy Inc., Internap Corp, Verisign Inc., Webmd Health Corp and Zillow Group Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Web.com Group, Inc., the NASDAQ Composite Index, the RDG Internet Composite Index, 2015 Peer Group and 2016 Peer Group

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Web.com Group, Inc.
NASDAQ Composite
RDG Internet Composite
2015 Peer Group
2016 Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference to any filing of Web.com under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2016 (2)(3)(6)	2015 (3)	2014 (1,3)	2013 (1,3)	2012 (1,3)
	(in thousands, except per share data)
Consolidated Statement of Comprehensive Income (Loss):
Revenue	$710,505	$543,461	$543,937	$492,315	$407,646
Income (loss) from operations	$44,704	$61,714	$37,663	$10,241	$(36,010)
Net income (loss)	$3,990	$89,961	$(12,458)	$(65,664)	$(122,217)
Basic income (loss) per common share	$0.08	$1.79	$(0.24)	$(1.34)	$(2.61)
Diluted income (loss) per common share	$0.08	$1.72	$(0.24)	$(1.34)	$(2.61)
Basic weighted average common shares outstanding	49,262	50,243	50,920	48,947	46,892
Diluted weighted average common shares outstanding	50,880	52,442	50,920	48,947	46,892

	As of December 31,
	2016 (6)	2015	2014 (5)	2013 (5)	2012 (5)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,447	$18,706	$22,485	$13,806	$15,181
Working capital deficiency (4)	$(209,318)	$(167,671)	$(117,987)	$(118,872)	$(113,544)
Total assets	$1,513,833	$1,157,339	$1,237,579	$1,275,723	$1,322,512
Long-term debt	$647,294	$411,409	$500,262	$554,718	$683,846
Accumulated deficit	$(276,634)	$(280,624)	$(370,585)	$(358,127)	$(292,463)
Total stockholders' equity	$235,452	$238,177	$174,090	$170,045	$161,613

1.
The Consolidated Statement of Comprehensive Income (Loss) includes a $1.8 million, $20.7 million and $42.0 million loss from extinguishing long-term debt during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, a $0.4 million and $5.2 million gain from the sale of an equity method investment was also recorded during the years ended December 31, 2013 and 2012, respectively. See Note 4, Long-Term Debt, for more information on the debt transactions.

2.
The Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2016 includes an asset impairment charge of $7.1 million for leasehold improvements that were abandoned as part of exiting the operating lease acquired in the March 2016 Yodle acquisition and $2.0 million from writing down domain name inventory.

3.
Included in the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, 2014, and 2013 is income tax expense of $10.3 million, $21.5 million and $21.3 million, respectively. Included in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2015 is $48.3 million of income tax benefit. The Company released $68.8 million of valuation allowance on its deferred tax assets in the fourth quarter of 2015. Included in the net loss for the years ended December 31, 2012 is a tax benefit of $16.7 million. See Note 13, Income Taxes, for information on these transactions.

4.
The working capital deficiency at December 31, 2016, 2015, 2014, 2013 and 2012 is due primarily to the current portion of deferred revenue, partially offset by deferred expenses and deferred tax assets, which get amortized to revenue or expense/benefit rather than settled with cash. As of December 31, 2016 and 2015, our working deficiency does not include an offset for deferred tax assets due to the effects of the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. Prior periods were not retrospectively adjusted.

5.
The Company retrospectively adopted Accounting Standards Update ("ASU") 2015-03 during the fourth quarter of 2015. The impact on the Consolidated Balance Sheet resulted in a decrease of total assets of $0.8 million, $2.0 million and $5.5 million as of December 31, 2014, 2013 and 2012, respectively. Long-term debt decreased by $0.8 million, $1.8 million and $4.3 million as of December 31, 2014, 2013and 2012, respectively. The current portion of debt decreased $4 thousand, $0.2 million and $1.2 million as of December 31, 2014, 2013 and 2012, respectively.

6.
The condensed information of the Consolidated Statement of Comprehensive Income (Loss) includes the operations of Yodle, Inc. from March 9, 2016 through December 31, 2016. The Condensed Balance Sheet contains the assets and liabilities of Yodle as of December 31, 2016.

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

We believe presenting non-GAAP operating income and Adjusted EBITDA measures are useful to investors, because they describe the operating performance of the Company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. We use these non-GAAP measures as important indicators of our past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.
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

In March 2016, we completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"). Yodle provides cloud-based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. With the Yodle platform, we are able to provide our customers with an online, mobile and social presence, and automate, manage and optimize our customers marketing activities and other consumer interactions. Yodle's solutions are highly integrated and designed to be easy-to-use, helping businesses navigate the rapidly evolving, technologically challenging and highly fragmented digital marketing landscape without having to invest a significant amount of time and money.
In January 2017, we completed the acquisition of DonWeb.com, located in Rosario, Argentina, and is a web hosting and domain registration company catering to the Spanish-speaking market.

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
Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $18.4 million, $15.9 million, and $26.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.
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

Cost of Revenue and Operating Expenses
Cost of Revenue (Excluding Depreciation and Amortization)

Cost of revenue consists of expenses related to compensation of our web page development staff, domain name registration costs, directory listing fees, eCommerce store design, online marketing costs for services provided, billing costs, hosting expenses and allocated occupancy overhead costs. We allocate occupancy overhead costs such as rent and utilities to all departments based on headcount. Accordingly, general overhead expenses are reflected in each cost of revenue and operating expense category. Costs of revenue are expected to increase in total dollars as we reflect an entire year of Yodle, Inc., but remain relatively flat as a percentage of total revenue during 2017.

Sales and Marketing Expense

Our direct marketing expenses include the costs associated with the online marketing channels we use to promote our services and acquire customers. These channels include search marketing, affiliate marketing, and online partnerships. Sales costs consist primarily of compensation and related expenses for our sales and marketing staff as well as our customer support staff and allocated occupancy overhead costs. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

We plan to continue to invest in sales and marketing to add new customers and to increase sales of additional and new services and products to our existing customer base. We continue to invest a portion of our marketing budget in branding activities such as the umbrella sponsorship of the Web.com Tour and other sports marketing activities. Sales and marketing expenses are expected to increase in total dollars as we reflect an entire year of Yodle, Inc., but remain relatively flat as a percentage of total revenue during 2017.
Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products and costs associated with the data centers and all systems infrastructure costs and allocated occupancy overhead costs. Technology and development expenses are expected to remain flat as a percentage of total revenue during 2017, but increase slightly as an entire year of Yodle is reflected.

General and Administrative Expense
General and administrative expenses consist of compensation and related expenses for executive, finance, administration, as well as professional fees, corporate development costs, other corporate expenses, and allocated occupancy overhead costs. General and administrative expenses are expected to remain relatively flat as a percentage of revenue during 2017.

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase slightly as we continue to increase our efforts for internally developed software projects. This will be offset by a decrease in depreciation resulting from the leasehold improvements that were abandoned in connection with the exiting of the Yodle New York lease. Amortization expense is expected to continue to increase in 2017 as we realize a full year of Yodle intangible amortization expense.

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

Goodwill and Intangible Assets
ASC 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived intangible assets and goodwill balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test which is also described in ASC 350. However, we continue to perform the quantitative tests to determine whether the carrying value of our indefinite-lived intangible assets and our goodwill is impaired during the year ended December 31, 2016. We test goodwill using one reporting unit. We use a market approach to test our goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of our calculation, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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
The results of these analyses indicated that our indefinite-lived intangible assets and our goodwill were not impaired at December 31, 2016. See Note 6, Goodwill and Intangible Assets, in the consolidated financial statements for additional information.
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
In December 2016, after weighing all available evidence, we recorded a partial release of $2.4 million associated with our beginning-of-the-year valuation allowance previously recorded against certain net state deferred tax assets to reflect the amount more likely than not to be realized. In December 2015, after weighing all available evidence, we released $68.8 million of our beginning-of-the-year valuation allowance previously recorded against certain of our net deferred tax assets to reflect the amount more likely than not to be realized. See Note 13, Income Taxes, for more information

We record liabilities for uncertain tax positions related to federal, state and foreign income taxes in accordance with ASC 740. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. If applicable, we will adjust the tax provision in the appropriate period.

Results of Operations
Management's Discussion and Analysis includes the results of operations and cash flows of Yodle from March 9, 2016 through December 31, 2016. See Note 5, Business Combinations, for additional information surrounding the acquisition.
The operations of Yodle began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on March 9, 2016. As such, our results of operations including revenue and ARPU is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.
Included in the results of operations for the years ended December 31, 2015 and 2014 are adjustments for the correction of an immaterial error in the classification of infrastructure costs, which were previously classified within the cost of revenue financial statement line item but have been reclassified to technology and development. In addition, in an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, we have changed the classification of certain information technology related operating expenses from general and administrative expenses to technology and development. This reclassification was applied retrospectively to all periods presented. We also reclassified customer support costs previously included in cost of revenue to sales and marketing on a prospective basis. See Note 1, The Company and Summary of Significant Accounting Policies, for a summary of the changes reflected herein.
Comparison of the results for the year ended December 31, 2016 to the results for the year ended December 31, 2015
The following table sets forth our key business metrics for the year ended December 31:

	For the year ended December 31,
	2016	2015

Ending subscribers as of December 31,	3,457,572	3,352,554
Net subscriber additions *	105,018	76,337
Customer retention rate	85.4%	87.5%
Average revenue per user (monthly)	$17.67	$13.87
*The metrics for the year ended December 31, 2016 include the operating results and approximately 53,000 customers of Yodle, Inc. from the March 9, 2016 acquisition.

Net subscribers increased by 105,018 customers during the year ended December 31, 2016, as compared to an increase of 76,337 customers during the year ended December 31, 2015. The subscriber additions include the customers acquired in the

March 2016 acquisition of Yodle, Inc. Excluding the acquired customers, the subscribers increased during the year ended December 31, 2016, when compared to the same prior year period due to continued improvements in our customer service and from marketing efforts. Our rolling twelve month customer retention rate as of December 31, 2016, was 85.4% compared to 87.5% during the same prior year period. While retention rates remain stable, the overall retention rate declined from the prior period due principally to the inclusion of Yodle's lower retention.

The average revenue per user was $17.67 during the year ended December 31, 2016, as compared to $13.87 during the same period ended December 31, 2015. The increase in average revenue per subscriber is primarily due to the significantly higher revenue per subscriber from the Yodle acquisition customer base.
Revenue

	For the year ended December 31,
	2016	2015
	(in thousands)
Revenue:
Subscription	$703,562	$535,706
Professional services and other	6,943	7,755
Total revenue	$710,505	$543,461

Total revenue increased to $710.5 million in the year ended December 31, 2016, from $543.5 million in the year ended December 31, 2015. Total revenue during the year ended December 31, 2016 and 2015, includes the unfavorable impact of $18.4 million and $15.9 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact increased $2.5 million during the year ended December 31, 2016 compared to the same prior period principally due to the Yodle deferred revenue acquired in March 2016 and subsequently amortized. The remaining $169.5 million increase in revenue during the year ended December 31, 2016 is also principally due to the March 2016 Yodle acquisition. In addition, we realized increased Do-It-For-Me website and premium website revenues, as well as increases from online marketing and email revenues. The increases were offset, in part, by decreases in domain-related revenues, hosting, advertising and Do-It-Yourself website revenues.
Subscription Revenue. Subscription revenue increased during the year ended December 31, 2016, to $703.6 million from $535.7 million during the year ended December 31, 2015. The increase was primarily due to the drivers discussed above.
Professional Services and Other Revenue. Professional services revenue decreased 10% to $6.9 million in the year ended December 31, 2016 from $7.8 million in the year ended December 31, 2015 due to a lower volume of custom website and ecommerce design revenue.
Cost of Revenue and Operating Expenses

	For the year ended December 31,
	2016	2015
	(in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	224,032	184,751
Sales and marketing	210,294	139,971
Technology and development	65,800	35,529
General and administrative	74,919	64,592
Restructuring charges	3,617	559
Asset impairments	9,091	—
Depreciation and amortization	78,048	56,345
Total cost of revenue and operating expenses	665,801	481,747

Cost of Revenue. Cost of revenue increased 21% or $39.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 to $224.0 million. The increase was primarily driven from March 2016 acquisition of Yodle. Excluding the acquisition, domain registration costs decreased $2.1 million, partner-related commissions decreased $2.0 million and hosting costs were also down $1.0 million during the year ended December 31, 2016 compared to the same prior year period. Partially offsetting these costs were $1.8 million of higher online marketing expenses and $1.6 million of additional software-related costs during the year ended December 31, 2016 when compared to the same prior year period.
Sales and Marketing Expenses. Sales and marketing expenses increased 50% to $210.3 million and were 30% of total revenue during the year ended December 31, 2016, up from $140.0 million or 26% of revenue during the year ended December 31, 2015. The $70.3 million increase is primarily from the acquisition of Yodle. Excluding the acquisition-related costs, salaries and benefits increased $9.9 million, while marketing expenses declined $8.8 million and call center costs were down $2.2 million during the year ended December 31, 2016 compared to the same prior year period.
Technology and Development Expenses. Technology and development expenses increased 85% to $65.8 million, or 9% of total revenue, during the year ended December 31, 2016, up from $35.5 million, or 7% of total revenue during the year ended December 31, 2015. The increase for the year ended December 31, 2016 was driven by the Yodle acquisition. In addition, salaries and benefits are up $8.4 million and data storage, security and network costs have also risen $1.7 million during the year ended December 31, 2016 compared to the same prior year period.
General and Administrative Expenses. General and administrative expenses increased 16% to $74.9 million, or 11% of total revenue, during the year ended December 31, 2016, up from $64.6 million or 12% of total revenue during the year ended December 31, 2015. Excluding the additional expenses from the Yodle acquisition, salaries and benefits declined $5.1 million during the current year ended December 31, 2016 when compared to the same prior year period. In addition, bad debt expense is lower by $1.7 million due primarily to lower DIY revenue during the year ended December 31, 2016. Corporate and development expenses increased by $4.0 million due primarily to transaction-related costs from the Yodle acquisition.
Restructuring Charges. Restructuring charges of $3.6 million and $0.6 million during the years ended December 31, 2016 and 2015, respectively, were incurred. Included in the restructuring expense for the year ended December 31, 2016 was $1.4 million of lease restructuring costs for a portion of the New York office of Yodle that was exited on December 31, 2016. The remaining $2.2 million was principally severance expense from terminating certain Yodle positions.
Asset Impairment. The Company recorded $9.1 million of impairment charges during the year ended December 31, 2016. Included was a $7.1 million charge for leasehold improvements that were written off when we exited a portion of the leased space in Yodle's New York headquarters. In addition, $2.0 million of our domain name inventory was impaired during the third quarter ended September 30, 2016.
Depreciation and Amortization Expense. Depreciation and amortization expense increased from $56.3 million during the year ended December 31, 2015 to $78.0 million during the year ended December 31, 2016. Amortization expense increased by $17.5 million during the year ended December 31, 2016, as we amortized intangible assets acquired with the March 2016 Yodle acquisition. Depreciation expense increased $4.2 million, also from the additional assets acquired from the Yodle acquisition. In addition, depreciation increased from internally developed software projects placed into service in prior periods as well as during 2016. Depreciation and amortization expense is expected to remain relatively consistent during 2017.
Interest Expense, net. Net interest expense totaled $30.5 million and $20.0 million for the year ended December 31, 2016 and 2015, respectively. Included in the interest expense for the year ended December 31, 2016 and 2015, is approximately $12.8 million and $11.4 million, respectively, from amortizing deferred financing fees and loan origination discounts. Excluding this amortization expense, interest expense increased $7.8 million during the year ended December 31, 2016, which is driven from the additional debt financed to acquire Yodle in March of 2016, as well as from a slightly higher interest rate. See Note 4, Long-term Debt, for additional information.
Income Tax Benefit/Expense. We recorded a net income tax expense of $10.3 million and an income tax benefit of $48.3 million during the year ended December 31, 2016 and December 31, 2015, respectively. The Company’s income tax expense for the year ended December 31, 2016, includes the impact of higher stock-based compensation, acquisition-related transaction costs, and other non-deductible compensation costs, as well as a decrease in foreign deferred tax rates and foreign currency translation adjustments when compared to the year ended December 31, 2015. Also included in our income tax expense for the year ended December 31, 2016, is a $2.4 million partial release of our beginning-of-the-year valuation allowance previously recorded against certain net state deferred tax assets that was recorded in the fourth quarter of 2016, after weighing all available evidence to reflect the amount more likely than not to be realized. The year ended December 31, 2015 includes the reversal of $68.8 million of valuation allowance related to certain of our deferred tax assets, resulting in a net benefit for the year. See Note 13, Income Taxes, for additional information.

Outlook. For 2017, we expect an increase in revenue over the prior year as we realize a full year of the Yodle acquisition.  Due to our integration activities around Yodle, we anticipate revenue will decline in the first quarter.  Thereafter we project modest sequential growth in future quarters with some acceleration in the back half of the year driven by our value added services revenue offset by declines in DIY and domains.  Year over year growth will be helped by the inclusion of DonWeb.com and a full year of owning Yodle.  We expect to generate strong Non-GAAP free cash flow which will be used to pay down debt and repurchase common shares.

Comparison of the results for the year ended December 31, 2015 to the results for the year ended December 31, 2014
Included in the year ended December 31, 2015 and 2014 are adjustments for the correction of an immaterial error in the classification of infrastructure costs, which were previously classified within the cost of revenue financial statement line item but have been reclassified to technology and development. In addition, in an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, we have changed the classification of certain information technology related operating expenses from general and administrative expenses to technology and development. This reclassification was applied retrospectively to all periods presented.
The following table sets forth our key business metrics for the year ended December 31:

	For the year ended December 31,
	2015	2014

Ending subscribers as of December 31,	3,352,554	3,276,217
Net subscriber additions	76,337	144,243
Customer retention rate	87.5%	87.9%
Average revenue per user (monthly)	$13.87	$14.62

Net subscribers increased by 76,337 customers during the year ended December 31, 2015, as compared to an increase of 144,243 customers during the year ended December 31, 2014. The overall increase in subscribers is primarily due to marketing and customer service efforts in current and prior periods. The subscriber additions are, however, lower during the year ended December 31, 2015, when compared to the same prior year period, as we have shifted our emphasis towards subscribers using our products that have higher price points during the last half of the year. Our rolling twelve month customer retention rate as of December 31, 2015, was 87.5% compared to 87.9% during the same prior year period. The retention rate continued to remain strong, also due to customer service and marketing efforts.

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
Cost of Revenue and Operating Expenses

	For the year ended December 31,
	2015	2014
	(in thousands)
Cost of revenue and operating expenses:
Cost of revenue	$184,751	$189,099
Sales and marketing	139,971	148,836
Technology and development	35,529	38,657
General and administrative	64,592	52,697
Restructuring charges	559	166
Asset impairment	—	2,040
Depreciation and amortization	56,345	74,779
Total cost of revenue and operating expenses	$481,747	$506,274

Cost of Revenue. Cost of revenue decreased 2% or $4.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, domain registration costs decreased $6.5 million and online marketing expense was $1.1 million lower when compared to the same prior year period. The decrease in domain registration was primarily driven from a lower overall volume of domain names under management as certain prior year promotional domains did not renew. The overall decreases were partially offset by higher partner commission and salaries and benefits, up by $1.3 million and $1.8 million, respectively.
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
Technology and Development Expenses. Technology and development expenses decreased 8% to $35.5 million, or 7% of total revenue, during the year ended December 31, 2015, down from $38.7 million, or 7% of total revenue during the year ended December 31, 2014. The decrease for the year ended December 31, 2015, was driven by approximately $3.2 million of lower salary and benefits expense resulting from increased labor dollars being capitalized in connection with internally developed software projects as certain billing systems were customized for centralization and improvements continued to be made to our DIY website builder.
General and Administrative Expenses. General and administrative expenses increased 23% to $64.6 million, or 12% of total revenue, during the year ended December 31, 2015, up from $52.7 million or 10% of total revenue during the year ended December 31, 2014. Overall, during the year ended December 31, 2015, salaries and incentive-based compensation expense increased approximately $11.1 million when compared to the same prior year period. Regulatory fees were $0.7 million higher from the application of new registrars during the year ended December 31, 2015 compared to the same prior year period.

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
Liquidity and Capital Resources
The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$127,840	$152,731	$117,206
Net cash used in investing activities	(326,953)	(16,077)	(34,412)
Net cash provided by (used in) financing activities	200,917	(140,431)	(74,091)
Effect of exchange rate changes on cash	(63)	(2)	(24)
Increase (decrease) in cash and cash equivalents	$1,741	$(3,779)	$8,679

Cash Flows Years Ended December 31, 2016 and 2015
As of December 31, 2016, we had $20.4 million of cash and cash equivalents and $209.3 million in negative working capital, as compared to $18.7 million of cash and cash equivalents and $167.7 million in negative working capital as of December 31, 2015. The majority of the negative working capital, as of the years ended December 31, 2016 and 2015, is due to significant balances of deferred revenue, partially offset by deferred expenses, which get amortized to revenue and expense, respectively, rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements.
Net cash provided by operations for the year ended December 31, 2016 decreased $24.9 million from the year ended December 31, 2015. Included in the cash provided by operating activities during the year ended December 31, 2016 is $3.9 million of acquisition-related transaction costs that were paid during the year, as well as $1.6 million of restructuring-related severance payments that were made. In addition, cash paid for interest is $7.0 million higher than in the year ended December 31, 2015, due to the increase in debt for financing the March 2016 Yodle acquisition. The working capital changes reflect the requirement to fund $5.3 million of letters of credit that are restricted by operating leases of Yodle. During the year ended December 31, 2016, higher cash incentive compensation was paid out when compared to the same prior year period of 2015. In addition, working capital changes were unfavorable during the year ended December 31, 2016, when compared to the same prior year period, primarily resulting from accounts receivable and accrued compensation and benefits timing.

Net cash used in investing activities in the year ended December 31, 2016 was $327.0 million, as compared to $16.1 million in the year ended December 31, 2015. The quarter ended March 31, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. In addition, on May 31, 2016, we purchased the assets of TORCHx, Inc. a Florida corporation for $4.4 million, of which $3.0 million was paid at closing with the remaining $1.5 million payable on November 30, 2017. See Note 5, Business Combinations, for additional information surrounding these acquisitions. Holdback payments of $1.3 million were made during the twelve months ended December 31, 2015 in connection with the 2014 acquisitions of Scoot and SnapNames. Capital expenditures during the year ended December 31, 2016 increased by $7.4 million to $22.1 million when compared to the same prior year period due to an increase in internally developed software labor as certain billing systems were customized for centralization and improvements in our DIY website builder were made. The year ended December 31, 2015 included costs incurred from building out two centralized data centers, as well as substantial efforts to improve internally developed software and websites. Also included in cash used in investing activities is $1.5 million in payments for domain registrar credentials that were acquired during the year ended December 31, 2016.
Net cash used in financing activities of $200.9 million during the year ended December 31, 2016 included an increase in borrowings of $315.0 million to finance the Yodle acquisition, of which a total of $80.5 million was subsequently repaid, resulting in a net increase of $234.5 million. Proceeds received from the exercise of stock options decreased from $8.0 million to $5.0 million in the year ended December 31, 2016 when compared to the same prior year period. Approximately $4.3 million and $2.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during each of the years ended December 31, 2016 and 2015, respectively. Debt issuance costs of $5.7 million were paid during the year ended December 31, 2016 in connection with the March 2016 debt increase and repricing.
Included in financing activities during the year ended December 31, 2016 and 2015, are common stock repurchases of $28.6 million and $50.6 million, respectively. The repurchases were made in connection with our stock repurchase program that was originally announced on November 5, 2014, which initially authorized the repurchase of up to $100 million of our outstanding shares of common stock. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by an additional $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. As of December 31, 2016, $110.0 million remains available for repurchase.

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
Included in financing activities during the year ended December 31, 2015 and 2014, are common stock repurchases of $50.6 million and $10.8 million, respectively. The repurchases were made in connection with our stock repurchase program discussed above.

Long-term Debt

Convertible Debt

During the third quarter of 2013, we issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. At issuance, net proceeds of $252.3 million were received, which are net of $6.5 million of the original issuance discount. In addition, third-party debt issuances costs of $0.5 million were incurred in connection with this transaction.

Debt Covenants
The amendment to the credit agreement entered into on February 11, 2016 with an effective date of March 9, 2016, continues to require that we not exceed a maximum first lien net leverage ratio and that we maintain a minimum consolidated cash interest expense to consolidated EBITDA coverage ratio as set forth in the table below. The first lien net leverage ratio is defined as the total of the outstanding consolidated first lien debt minus up to $50.0 million of unrestricted cash and cash equivalents, divided by consolidated EBITDA. The consolidated interest coverage ratio is defined as consolidated EBITDA divided by consolidated cash interest expense. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, non-cash losses, acquisition-related costs and includes the benefit of annualized synergies due to the Yodle acquisition.

Outstanding debt as of December 31, 2016 for purposes of the First Lien Net Leverage Ratio is approximately $411.6 million. The covenant ratios as of December 31, 2016 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of December 31, 2016	Ratio at December 31, 2016	Favorable/ (Unfavorable)
First Lien Net Debt to Consolidated EBITDA	Not greater than 3.25	2.21	1.04
Consolidated Interest Coverage Ratio	Greater than 2.00	8.69	6.69

In addition to the financial covenants listed above, the First Lien Credit Agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

Contractual Obligations and Commitments
Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and other unconditional marketing and operational purchase obligations. The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt (1)	$673,687	$—	$285,563	$36,563	$38,999	$312,562	$—
Current maturities of long-term debt	17,063	17,063	—	—	—	—	—
Interest payments on long-term debt (1)	50,110	15,732	14,123	10,300	8,081	1,874	—
Operating lease obligations (2)	72,236	14,914	11,790	10,854	9,490	9,116	16,072
Uncertain tax positions (3)	—	—	—	—	—	—	—
Purchase obligations (4)	70,419	14,870	14,299	14,250	13,000	14,000	—
Total	$883,515	$62,579	$325,775	$71,967	$69,570	$337,552	$16,072

(1)
The scheduled principal payment requirements for the Term Loan are presented. Projected interest payments for the revolving credit facility were calculated based on outstanding principal amounts using interest rates in effect as of December 31, 2016. The 2018 long term debt obligations reflect the maturity of the Senior Convertible Notes that are due August 15,2018 and the 2021 debt obligations reflect the maturity of the Term Loan and revolving credit facility.

(2)
Operating lease obligations are shown gross of sublease rentals for the amounts related to each period presented. The amounts presented above are presented gross of rental income of $1.9 million in 2017, $3.7 million in each of 2018 and 2019, $3.8 million in 2020, $4.0 million in 2021, and $9.4 million thereafter from subleasing a portion of the New York, New York office.

(3)
The settlement date is unknown for approximately $3.9 million of uncertain tax positions which have been excluded from the table above. See Note 13 - Income Taxes for additional information on uncertain tax positions.

(4)	Purchase obligations include corporate sponsorships and long-term service contracts for data storage and other operating items.

As of December 31, 2016, we have $98.8 million of available borrowings under the Revolving Credit Facility.
Off-Balance Sheet Obligations
As of December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary
Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the costs involved in the expansion of our customer base (including through acquisitions of other businesses or assets);

•	the costs associated with the principal and interest payments of future debt service;

•	the costs involved with investment in our servers, storage and network capacity;

•	the costs associated with the expansion of our domestic and international activities;

•	the costs involved with our technology and development activities to upgrade and expand our service offerings;

•	the extent to which we acquire or invest in other technologies and businesses

•	the extent to which we repurchase our common shares under stock repurchase programs; and

•	the costs involved with the Yodle and DonWeb acquisitions.
We believe that our existing cash and cash equivalents at December 31, 2016 in addition to 2017 operating cash flows will be sufficient to meet our projected operating requirements for at least the next 12 months.

New Accounting Standards
See Note 2, New Accounting Standards, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
The majority of our subscription agreements and operating expenses are denominated in U.S. dollars. However, we have sales and customer support operations in Canada and a technology administrative center in Argentina. In addition, in July 2014 we acquired an online business directory network in the United Kingdom. All of these operations are exposed to fluctuations in foreign currencies including, but not limited to, the British pound, the Canadian dollar and the Argentina peso. Exchange rate fluctuations have had little impact on our operating results and cash flows, but we analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future. As of December 31, 2016 and 2015, there were no expenses that were hedged.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $20.4 million and $18.7 million at December 31, 2016 and December 31, 2015, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
As of December 31, 2016, we had $690.8 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $432.0 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 2.50% on the Term Loan and Revolving Credit Facility. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $0.3 million during the year ended December 31, 2016, assuming the principal balances remain unchanged.

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
• Non-GAAP Cost of Revenue (excluding depreciation and amortization). Web.com excludes from non-GAAP cost of revenue (excluding depreciation and amortization) the fair value adjustment to deferred expense and stock based compensation charges because management believes that adjusting for such measures helps management and investors better understand the company's operating activities.
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

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data)
(unaudited)

	Twelve months ended December 31,
	2016	2015	2014
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$710,505	$543,461	$543,937
Fair value adjustment to deferred revenue	18,363	15,909	26,163
Non-GAAP revenue	$728,868	$559,370	$570,100

Reconciliation of GAAP operating income to non-GAAP operating income
GAAP operating income	$44,704	$61,714	$37,663
Amortization of intangibles	56,805	39,283	60,719
Loss on sale of assets	7	—	—
Asset impairment	9,091	—	2,040
Stock based compensation	20,714	20,064	19,567
Restructuring charges	3,617	559	166
Corporate development	4,631	599	499
Fair value adjustment to deferred revenue	18,363	15,909	26,163
Fair value adjustment to deferred expense	301	633	1,027
Non-GAAP operating income	$158,233	$138,761	$147,844

Reconciliation of GAAP operating margin to non-GAAP operating margin
GAAP operating margin	6%	11%	7%
Amortization of intangibles	8	7	11
Loss on sale of assets	—	—	—
Asset impairment	1	—	—
Stock based compensation	3	4	3
Restructuring charges	—	—	—
Corporate development	1	—	—
Fair value adjustment to deferred revenue	3	3	5
Fair value adjustment to deferred expense	—	—	—
Non-GAAP operating margin	22%	25%	26%

Diluted weighted average shares
Dilutive shares:
Basic weighted average common shares	49,262	50,243	50,920
Dilutive stock options	1,265	1,757	2,727
Dilutive restricted stock	352	426	554
Dilutive performance shares	1	16	—
Total dilutive weighted average common shares	50,880	52,442	54,201

	Twelve months ended December 31,
	2016	2015	2014
Reconciliation of GAAP net income to adjusted EBITDA
GAAP net income (loss)	$3,990	$89,961	$(12,458)
Depreciation and amortization	78,048	56,345	74,779
Loss on sale of assets	7	—	—
Asset impairment	9,091	—	2,040
Stock based compensation	20,714	20,064	19,567
Restructuring charges	3,617	559	166
Corporate development	4,631	599	499
Fair value adjustment to deferred revenue	18,363	15,909	26,163
Fair value adjustment to deferred expense	301	633	1,027
Loss from debt extinguishment	—	—	1,838
Interest expense, net	30,462	20,013	26,739
Income tax expense (benefit)	10,252	(48,260)	21,544
Adjusted EBITDA	$179,476	$155,823	$161,904

Reconciliation of GAAP net income margin to adjusted EBITDA margin
GAAP net income margin	1%	17%	(2)%
Depreciation and amortization	11	10	13
Loss on sale of assets	—	—	—
Asset impairment	1	—	—
Stock based compensation	3	4	3
Restructuring charges	—	—	—
Corporate development	1	—	—
Fair value adjustment to deferred revenue	3	3	5
Fair value adjustment to deferred expense	—	—	—
Loss from debt extinguishment	—	—	—
Interest expense, net	4	4	5
Income tax expense (benefit)	1	(10)	4
Adjusted EBITDA margin	25%	28%	28%

Reconciliation of net cash provided by operating activities to free cash flow
Net cash provided by operating activities	$127,840	$152,731	$117,206
Capital expenditures	(22,140)	(14,747)	(15,166)
Free cash flow	$105,700	$137,984	$102,040

Net cash used in investing activities	$(326,953)	$(16,077)	$(34,412)
Net cash provided by (used in) financing activities	$200,917	$(140,431)	$(74,091)

Revenue
Subscription	$703,562	$535,706	$534,955
Professional services and other	6,943	7,755	8,982
Total	$710,505	$543,461	$543,937

	Twelve months ended December 31,
	2016	2015	2014
Stock based compensation
Cost of revenue	$1,097	$1,933	$2,045
Sales and marketing	5,266	4,632	4,816
Technology and development	3,799	2,947	3,125
General and administrative	10,552	10,552	9,581
Total	$20,714	$20,064	$19,567

Reconciliation of GAAP cost of revenue (excluding depreciation and amortization) to non-GAAP cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization)	$224,032	$184,751	$189,099
Fair value adjustment to deferred expense	(301)	(633)	(1,027)
Stock based compensation	(1,097)	(1,933)	(2,045)
Non-GAAP cost of revenue (excluding depreciation and amortization)	$222,634	$182,185	$186,027

Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$710,505	$543,461	$543,937
Fair value adjustment to deferred revenue	18,363	15,909	26,163
Non-GAAP revenue	$728,868	$559,370	$570,100
Professional services and other revenue	(6,943)	(7,755)	(8,982)
Non-GAAP subscription revenue used in ARPU	$721,925	$551,615	$561,118
Average subscribers (in thousands)	3,405	3,314	3,199
ARPU (Non-GAAP subscription revenue per subscriber over 3 month period)	$17.67	$13.87	$14.62

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

	Three Months Ended
	Mar 31, 2016 (2)	Jun 30, 2016	Sept 30, 2016	Dec 31, 2016 (1)(3)	Mar 31, 2015	Jun 30, 2015	Sept 30, 2015	Dec 31, 2015 (1)

Total revenue	$144,798	$187,818	$190,686	$187,203	$132,600	$135,719	$136,821	$138,321
Total cost of revenue (excluding depreciation and amortization)	50,051	58,757	58,380	56,843	47,790	46,117	45,412	45,433
Total operating expenses	87,835	121,482	114,213	118,238	73,661	74,667	74,677	73,990
Income from operations	6,912	7,578	18,093	12,121	11,149	14,935	16,733	18,896
Net income (loss)	$337	$(1,606)	$3,346	$1,914	$2,339	$4,550	$6,094	$76,977

Net income (loss) per common share:
Basic	$0.01	$(0.03)	$0.07	$0.04	$0.05	$0.09	$0.12	$1.55
Diluted	$0.01	$(0.03)	$0.07	$0.04	$0.04	$0.09	$0.12	$1.48

(1)
Included in the fourth quarter ended December 31, 2016 and 2015 is the reversal of $2.4 million and $68.8 million, respectively, of valuation allowance for certain U.S. federal and state deferred tax assets, which contributed to the Company recording income tax expense of $2.3 million and an income tax benefit $62.7 million, respectively.

(2)
On March 9, 2016, the Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company will pay an additional $18.9 million and $22.0 million on the first and second anniversary dates of the closing, respectively, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.3 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive Income.

(3)
Included in the operating expenses for the fourth quarter ended December 31, 2016 is a $7.1 million asset impairment charge from writing off leasehold improvements in the New York, New York office that was exited on December 31, 2016. In addition, there is $1.6 million of restructuring charges that were recorded during the fourth quarter ended December 31, 2016, which primarily consists of the estimated expense for lease obligations offset by sublease income expected.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.
Management excluded for its assessment of the effectiveness of the Company’s internal control over financial reporting certain internal controls of Yodle, Inc., acquired on March 9, 2016, related to the revenue function, including revenue, accounts receivable, deferred revenue and to the capitalized labor for internally developed software process, which are included in the 2016 consolidated financial statements of Web.com Group, Inc. and constituted $165.2 million of revenues, $9.2 million of related assets and $11.4 million of related liabilities for the year then ended.
The Company’s independent certified registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Web.com Group, Inc.
We have audited Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Web.com Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls of Yodle, Inc. acquired on March 9, 2016, related to the revenue function, including revenue, accounts receivable, deferred revenue and to the capitalized labor for internally developed software process, which are included in the 2016 consolidated financial statements of Web.com Group, Inc. and constituted $165.2 million of revenues, $9.2 million of related assets and $11.4 million of related liabilities for the year then ended. Our audit of internal control over financial reporting of Web.com Group, Inc. also did not include an evaluation of the internal control over financial reporting of Yodle, Inc.

In our opinion, Web.com Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Web.com Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Web.com Group, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Tampa, Florida
February 28, 2017

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
The following documents are filed as part of this Form 10-K:

1. Financial Statements.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Web.com Group, Inc.
We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web.com Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Tampa, Florida
February 28, 2017

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$20,447	$18,706
Accounts receivable, net of allowance of $1,695 and $1,815, respectively	20,567	12,892
Prepaid expenses	12,311	8,151
Deferred expenses	60,217	59,400
Other current assets	1,872	4,380
Total current assets	115,414	103,529

Property and equipment, net	53,132	41,963
Deferred expenses	49,127	50,113
Goodwill	871,751	639,145
Intangible assets, net	413,127	318,107
Other assets	11,282	4,482
Total assets	$1,513,833	$1,157,339

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,619	$9,974
Accrued expenses	14,475	13,303
Accrued compensation and benefits	18,307	13,765
Deferred revenue	230,206	219,187
Current portion of debt	16,847	11,169
Deferred consideration from acquisitions	20,244	—
Other liabilities	5,034	3,802
Total current liabilities	324,732	271,200

Deferred revenue	195,859	191,426
Long-term debt	647,294	411,409
Deferred tax liabilities	80,135	37,840
Other long-term liabilities	30,361	7,287
Total liabilities	1,278,381	919,162
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,278,137 and 50,683,717 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	50	51
Additional paid-in capital	578,486	565,648
Treasury stock at cost, 3,146,012 shares as of December 31, 2016, and 2,120,944 shares as of December 31, 2015	(62,430)	(44,750)
Accumulated other comprehensive loss	(4,020)	(2,148)
Accumulated deficit	(276,634)	(280,624)
Total stockholders' equity	235,452	238,177
Total liabilities and stockholders' equity	$1,513,833	$1,157,339
See accompanying notes to consolidated financial statements

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Revenue	$710,505	$543,461	$543,937

Costs and operating expenses
Cost of revenue (excluding depreciation and amortization)	224,032	184,751	189,099
Sales and marketing	210,294	139,971	148,836
Technology and development	65,800	35,529	38,657
General and administrative	74,919	64,592	52,697
Restructuring charges	3,617	559	166
Asset impairments	9,091	—	2,040
Depreciation and amortization	78,048	56,345	74,779
Total cost of revenue and operating expenses	665,801	481,747	506,274

Income from operations	44,704	61,714	37,663
Interest expense, net	(30,462)	(20,013)	(26,739)
Loss from debt extinguishment	—	—	(1,838)
Net income before income taxes	14,242	41,701	9,086
Income tax (expense) benefit	(10,252)	48,260	(21,544)
Net income (loss)	3,990	89,961	(12,458)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,900)	(724)	(1,395)
Unrealized gain (loss) on investments, net of tax	28	(31)	(18)
Total comprehensive income (loss)	$2,118	$89,206	$(13,871)

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts)
(continued)

	Year ended December 31,
	2016	2015	2014
Basic earnings (loss) per share:
Net income (loss) per common share	$0.08	$1.79	$(0.24)
Diluted earnings per share:
Net income (loss) per common share	$0.08	$1.72	$(0.24)

Basic weighted average common shares	49,262	50,243	50,920
Diluted weighted average common shares	50,880	52,442	50,920

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance December 31, 2013	51,193,230	$51	—	$—	$528,101	$20	$(358,127)	$170,045
Net loss	—	—	—	—	—	—	(12,458)	(12,458)
Other comprehensive loss, net of tax	—	—	—	—	—	(18)	—	(18)
Foreign currency translation adjustment	—	—	—	—	—	(1,395)	—	(1,395)
Exercise of stock options	1,207,164	1	(229,986)	3,810	9,924	—	—	13,735
Common stock repurchased	(249,027)	—	—	—	(10,163)	—	—	(10,163)
Stock compensation expense	—	—	—	—	19,567	—	—	19,567
Issuance of restricted stock net of cancelations	369,533	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	(98)	—	—	(98)
Issuance of common stock for acquisition	213,200	—	—	—	5,660	—	—	5,660
Purchases under stock repurchase plan	(625,381)	—	625,381	(10,785)	—	—	—	(10,785)
Balance December 31, 2014	52,108,719	$52	395,395	$(6,975)	$552,991	$(1,393)	$(370,585)	$174,090
Net income	—	—	—	—	—	—	89,961	89,961
Other comprehensive loss, net of tax	—	—	—	—	—	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	—	—	(724)	—	(724)
Exercise of stock options	743,757	(1)	(743,757)	12,842	(4,206)	—	—	8,635
Common stock repurchased	(150,303)	—	—	—	(3,097)	—	—	(3,097)
Stock compensation expense	—	—	—	—	20,064	—	—	20,064
Issuance of restricted stock net of cancelations	450,850	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	(104)	—	—	(104)
Purchases under stock repurchase plan	(2,469,306)	—	2,469,306	(50,617)	—	—	—	(50,617)
Balance December 31, 2015	50,683,717	$51	2,120,944	$(44,750)	$565,648	$(2,148)	$(280,624)	$238,177
Net income	—	—	—	—	—	—	3,990	3,990
Other comprehensive income, net of tax	—	—	—	—	—	28	—	28
Foreign currency translation adjustment	—	—	—	—	—	(1,900)	—	(1,900)
Exercise of stock options	607,153	(1)	(589,015)	10,885	(3,447)	—	—	7,437
Common stock repurchased	(219,279)	—	—	—	(6,728)	—	—	(6,728)
Stock compensation expense	—	—	—	—	20,714	—	—	20,714
Issuance of restricted stock net of cancelations	878,181	—	(57,552)	—	—	—	—	—
Stock issuance costs	—	—	—	—	(41)	—	—	(41)
Issuance of common stock options for acquisition	—	—	—	—	2,340	—	—	2,340
Purchases under stock repurchase plan	(1,671,635)	—	1,671,635	(28,565)	—	—	—	(28,565)
Balance December 31, 2016	50,278,137	$50	3,146,012	$(62,430)	$578,486	$(4,020)	$(276,634)	$235,452

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$3,990	$89,961	$(12,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from debt extinguishment	—	—	1,249
Depreciation and amortization	78,048	56,345	74,779
Stock compensation expense	20,714	20,064	19,567
Deferred income taxes	7,714	(50,242)	20,244
Amortization of debt issuance costs and other	14,015	11,392	10,932
Asset impairment	9,091	—	2,040
Changes in operating assets and liabilities:
Accounts receivable, net	(3,056)	4,000	821
Prepaid expenses and other assets	(7,540)	2,235	(2,255)
Deferred expenses	170	4,206	5,610
Accounts payable	(1,388)	(489)	(2,739)
Accrued expenses and other liabilities	(1,473)	(792)	1,394
Accrued compensation and benefits	(406)	8,065	(7,788)
Accrued restructuring costs	—	—	(1,139)
Deferred revenue	7,961	7,986	6,949
Net cash provided by operating activities	127,840	152,731	117,206
Cash flows from investing activities
Business acquisitions, net of cash acquired	(303,262)	(1,330)	(19,246)
Capital expenditures	(22,140)	(14,747)	(15,166)
Other	(1,551)	—	—
Net cash used in investing activities	(326,953)	(16,077)	(34,412)
Cash flows from financing activities
Stock issuance costs	(27)	(104)	(98)
Common stock repurchased	(4,261)	(2,412)	(6,327)
Payments of long-term debt and revolving credit facility	(80,500)	(95,250)	(367,328)
Proceeds from exercise of stock options	4,970	7,952	9,899
Proceeds from long-term debt issued	200,000	—	192,020
Proceeds from borrowings on revolving credit facility	115,000	—	112,208
Debt issuance costs	(5,700)	—	(3,680)
Common stock purchases under repurchase plan	(28,565)	(50,617)	(10,785)
Net cash provided by (used in) financing activities	200,917	(140,431)	(74,091)
Effect of exchange rate changes on cash	(63)	(2)	(24)
Net increase (decrease) in cash and cash equivalents	1,741	(3,779)	8,679
Cash and cash equivalents, beginning of period	18,706	22,485	13,806
Cash and cash equivalents, end of year	$20,447	$18,706	$22,485
Supplemental cash flow information
Interest paid	$15,764	$8,761	$17,303
Income tax paid	$3,590	$2,076	$1,134
Supplemental disclosure of non-cash transactions
Common stock options issued for Yodle acquisition	$2,340	$—	$—
Common stock issued for acquisition	$—	$—	$5,660
Deferred consideration Yodle and TorchX acquisitions	$40,017	$—	$—
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(in thousands of dollars)

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
In an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, the Company has changed its classification of certain information technology related operating expenses from general and administrative expenses to technology and development expenses. This reclassification was applied retrospectively to all periods presented. The Company also reclassified customer support costs previously included in cost of revenue to sales and marketing on a prospective basis .
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
Adjustments to Presentation
The above-mentioned changes had no cumulative effect on the presentation of the consolidated statements of comprehensive income (loss), consolidated balance sheet, or consolidated statements of cash flows. The effects of the aforementioned error correction and accounting classification change to the December 31, 2015 and 2014 consolidated statements of comprehensive income are as follows (in thousands):

	Year ended December 31, 2015
	As Previously Reported	Change in Accounting Classification	Effect of Error Correction	As Adjusted
Cost of revenue (excluding depreciation and amortization)	$188,445	$—	$(3,694)	$184,751
Technology and development	$24,313	$7,522	$3,694	$35,529
General and administrative	$72,114	$(7,522)	$—	$64,592

	Year ended December 31, 2014
	As Previously Reported	Change in Accounting Classification	Effect of Error Correction	As Adjusted
Cost of revenue (excluding depreciation and amortization)	$191,778	$—	$(2,679)	$189,099
Technology and development	$29,683	$6,295	$2,679	$38,657
General and administrative	$58,992	$(6,295)	$—	$52,697

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
Foreign Currency Translation
The functional currency of the Company’s United Kingdom-based operations acquired in July 2014 is the British Pound. The Company translates the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
In addition, the Company’s foreign operations include a customer service center and an outbound sales center in Canada and a technology center in Argentina. The Company records foreign currency transaction gains and losses, and remeasurement of local currencies of these foreign subsidiaries where the functional currency is different from the local foreign currency in the consolidated statements of income (loss). During the years ended December 31, 2016, 2015 and 2014, the Company recorded expense of approximately $0.3 million, $0.4 million and $0.3 million, respectively.
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
The Company offers certain integrated online marketing services where the fee charged to the customer includes a media budget (”Pay-Per-Click” or “PPC”). Revenue for PPC services are recognized ratably over the period of service.

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
Cost of Revenue and Operating Expenses
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

Sales and Marketing Expense

The Company's direct marketing expenses include the costs associated with the online marketing channels used to promote our services and acquire customers. These channels include search marketing, affiliate marketing and partnerships. Sales and marketing costs consist primarily of compensation and related expenses for our sales and marketing staff as well as our customer support staff and allocated occupancy overhead costs. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in cash and credit instruments of highly rated financial institutions; four institutions hold 96% of the Company's total cash and cash equivalents.
Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.
Accounts Receivable

Accounts receivable are recorded on the balance sheet at net realizable value. The Company uses historical collection percentages and customer-specific information, when available, to estimate the amount of trade receivables that are uncollectible and establishes reserves for uncollectible balances based on this information. Generally, receivables are classified as past due after 60 days. Trade receivables are written off once collection efforts are exhausted. The Company does not generally require deposits or other collateral from customers. Bad debt expense reported in operating expenses excludes provisions made to the allowance for doubtful accounts for anticipated refunds and automated clearinghouse returns that are recorded as an adjustment to revenue.
Included in the accounts receivable line item in the Consolidated Balance Sheets as of the year ended December 31, 2016 and 2015 is approximately $1.9 million and $1.1 million, respectively, of miscellaneous receivables primarily due from the Canadian government for job creation incentive rebates and for sales and use tax.
Deferred Expenses
Deferred expenses primarily consist of prepaid domain name registry fees that are paid in full at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.
Goodwill and Other Intangible Assets
The Company continued to perform the quantitative tests to determine if it is more likely than not that the carrying value of our goodwill and indefinite-lived intangible assets are impaired for our annual test at December 31, 2016. The Company tests goodwill and intangible assets for impairment using one reporting unit. A market approach is used to test goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of the Company’s calculations, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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
The results of these analyses indicated that the Company’s goodwill and indefinite-lived intangible assets were not impaired at December 31, 2016.
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

Advertising
Advertising costs are expensed as incurred. Included in advertising are general marketing, corporate sponsorships as well as online marketing and banner advertisements. Total advertising expense was $46.4 million, $50.1 million and $55.9 million for the years ending December 31, 2016, 2015 and 2014, respectively.
Income Taxes
The Company accounts for income taxes using the liability method under the provisions of ASC 740, Income Taxes. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.
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
2. New Accounting Standards
Recently Adopted Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard also requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provision amounts, calculated as if the accounting had been completed at the acquisition date. For public companies, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 was adopted during the first quarter ended March 31, 2016. See Note 5, Business Combinations for adjustments to the provisional amounts recorded subsequent to the March 9, 2016 acquisition of Yodle, Inc.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which is new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures when required. The new standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard did not have an impact on our consolidated financial statements or disclosures.

Accounting Standards Issued Not Yet Adopted
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company will use one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Also, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients . These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. During 2016, the Company continued evaluating the impact that the adoption of these standards will have on our consolidated financial statements due to the large number of products and services the company sells, including combinations thereof. As this process progresses in 2017, the Company will report the expected impact of the new standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and the adoption of this standard is not expected to have a material impact on our consolidated financial statements or disclosures.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting and is effective for fiscal years beginning after December 15, 2016. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company will adopt ASU 2016-09 in the first quarter of 2017.
Upon adoption, the Company will record all excess tax benefits (ETBs) and shortfalls as income tax expense or benefit in the income statement prospectively as of the beginning of the year of adoption. For interim reporting purposes, companies will account for ETBs and shortfalls as discrete items in the period in which they occur.
In addition, the guidance eliminates the requirement that ETBs be realized before companies can recognize them. The Company will apply this part of the guidance using a modified retrospective transition method and record a cumulative-effect adjustment for previously unrecognized ETBs in opening retained earnings in the annual period of adoption. The estimated cumulative-effect adjustment for federal and state tax purposes is $27.0 million and $2.7 million, respectively. If a valuation allowance is required on these deferred tax assets recorded upon adoption as a result of recognizing the ETBs, the adjustment will be recorded to opening retained earnings. At this time, we expect a valuation allowance of approximately $1.7 million will be required against a portion of the state adjustment to reflect the amount realized on a "more likely than not" basis.
Further, upon adoption, the Company will present ETBs as an operating activity on the statement of cash flows rather than as a financing activity. The Company intends to prospectively adopt this change.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, which states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will present restricted cash, which is currently included in other assets, with the cash and cash equivalents balances in the cash flow statement.
3. Net Earnings (Loss) Per Common Share
Basic net earnings (loss) per common share is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted net earnings (loss) per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.
During the first quarters of 2016 and 2015, the Company issued equity awards with performance, service and market conditions. These awards are included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of December 31, 2016 and 2015, the performance criteria for the first and second tranches of the 2015 grant and the first tranche of the 2016 grant were satisfied and the equity awards were included in the diluted share calculation. See Note 11, Stock-Based Compensation and Stockholders' Equity, for additional information on these awards.
During the years ended December 31, 2016, 2015 and 2014, 3.4 million, 1.6 million and 6.9 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.
The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Senior Convertible Notes due August 15, 2018 ("2018 Notes"). Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted earnings per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average common stock price did not exceed the conversion price of approximately $35.00 per common share during the years ended December 31, 2016, 2015 and 2014. See Note 4, Long-term Debt, for information on these notes.
The following table sets forth the computation of basic and diluted net earnings (loss) per common share (in thousands, except per share amounts):

	2016	2015	2014
Net income (loss)	$3,990	$89,961	$(12,458)

Basic weighted average common shares	49,262	50,243	50,920
Dilutive effect of stock options	1,265	1,757	—
Dilutive effect of restricted shares	352	426	—
Dilutive effect of performance shares	1	16	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—
Diluted weighted average common shares	50,880	52,442	50,920
Basic earnings (loss) per share:
Net income (loss) per common share	$0.08	$1.79	$(0.24)

Diluted earnings (loss) per share:
Net income (loss) per common share	$0.08	$1.72	(0.24)

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
Beginning August 20, 2016, the Company may redeem for cash any or all of the 2018 Notes, at its option, if the last reported sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture. The redemption price will equal 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of our common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture.
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
The Company determined that the embedded conversion option in the 2018 Notes is not required to be separately accounted for as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The 2018 Notes are within the scope of ASC 470, Topic 20, Debt with Conversion and Other Options, which requires the Company to separate a liability component and an equity component from the proceeds received. The carrying amount of the liability component at the time of the transaction of $204.4 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated equity component. The fair value of the liability component was subtracted from the initial proceeds and the remaining amount of $47.8 million was recorded as the equity component. The excess of the principal amount of the liability component over its carrying amount is being amortized to interest expense over the expected life of 5 years using the effective interest method.
Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a policy to settle the $258.8 million of principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes may be included in the Company's calculation of diluted net earnings per common share. When the market price of the Company's stock exceeds the conversion price, it will include, in the diluted net earnings per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. As such, the 2018 Notes have no impact on diluted net earnings per common share until the price of the Company's common stock exceeds the conversion price (approximately $35.00 per common share) of the 2018 Notes.
As of December 31, 2016 and 2015, the carrying value of the debt and equity component was $239.2 million and $47.8 million and $228.0 million and $47.8 million, respectively. The unamortized debt discount of $19.6 million as of December 31, 2016 will be amortized over the remaining life of 1.6 years using the effective interest method.
Amended Credit Agreement
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
The Amended Credit Agreement provides for (i) $390.0 million of five -year secured term loans, replacing and refinancing $190.0 million of secured term loans outstanding under the Existing Credit Agreement and providing for an additional $200.0 million of secured term loans (the "Term Loan") and (ii) a five-year secured revolving credit facility that provides up to $150 million of revolving loans (the "Revolving Credit Facility"), which replaces the revolving credit facility under the Existing Credit Agreement. On the Closing Date, the Company used the proceeds of the Term Loan and borrowed $115.0 million of loans under the Revolving Credit Facility, together with cash on hand, to complete the Acquisition.
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
Existing and Predecessor Credit Agreements
On September 9, 2014, the Company entered into the Existing Credit Agreement. The Existing Credit Agreement replaced the First Lien Credit Agreement, dated as of October 27, 2011 amended and restated as of November 20, 2012, further amended and restated March 6, 2013, and further amended as of April 25, 2014 (the "Predecessor Credit Agreement").
The 2014 refinancing of the Predecessor Credit Agreement with the Existing Credit Agreement was partially accounted for as debt extinguishment in accordance with ASC 470, Debt, with the remaining amounts not considered extinguished and treated as a modification of the existing credit agreement. As a result of the extinguishment, the Company recorded a $1.8 million loss for the portion of the debt that was extinguished from accelerating unamortized deferred financing fees and loan origination discounts during the year ended December 31, 2014. Approximately $3.7 million of additional loan origination discounts and deferred financing fees were capitalized in 2014 in connection with the refinancing.
Outstanding long-term debt and the effective interest rates at December 31, 2016 and 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Revolving Credit Facility maturing 2021, 3.04%, based on LIBOR plus 2.50%, less unamortized discount of $2,219 at December 31, 2016, effective rate of 4.11%*	$47,094	$3,437
Term Loan due 2021, 3.04%, based on LIBOR plus 2.50%, less unamortized discount of $4,836 at December 31, 2016, effective rate of 3.41%	377,851	191,109
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $19,554 at December 31, 2016, effective rate of 5.88%	239,196	228,032
Total Outstanding Debt, less unamortized discount of $26,609 at December 31, 2016	664,141	422,578
Less: Current Portion of Long-Term Debt, less unamortized discount of $216 at December 31, 2016	(16,847)	(11,169)
Long-Term Portion, less unamortized discount of $26,393 at December 31, 2016	$647,294	$411,409
* The Company has $98.8 million of available borrowings under the Revolving Credit Facility as of December 31, 2016.
Debt discount and issuance costs

The Company recorded $12.8 million, $11.4 million and $10.9 million of interest expense from amortizing debt issuance costs and discounts during the years ended December 31, 2016, 2015 and 2014, respectively.
Total estimated principal payments due for the next five years as of December 31, 2016 are as follows (in thousands):

2017	$17,063
2018	285,563
2019	36,563
2020	39,000
2021	312,561
Total principal payments	$690,750
On August 15, 2018, the aggregate principal balance of the Senior Convertible Notes (the 2018 Notes) becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in March 2021. The Revolving Credit Facility matures in March 2021.

5. Business Combinations
Acquisition of Yodle

On March 9, 2016, the Company executed an Agreement and Plan of Merger (the "Merger Agreement) with Yodle, Inc., a Delaware corporation ("Yodle"), and Shareholder Representative Services, LLC, a Colorado limited liability company. The Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company will pay an additional $18.9 million and $22.0 million on the first and second anniversary dates of the closing, respectively, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.3 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive Income for the year ended December 31, 2016.

The Company has accounted for the acquisition of Yodle using the acquisition method as required in Accounting Standards Codification 805, Business Combinations ("ASC 805"). As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed valuation of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. In addition, Yodle has vertically focused solutions that help small businesses attract new business and retain existing customers through cloud based marketing platforms. Finally, the Company also expects to benefit from synergies by eliminating duplicate operational and administrative expenditures, where feasible. The goodwill from the acquisition is not deductible for tax purposes.

The adjustments made to the purchase price allocation through December 31, 2016 were primarily due to refinement of inputs used to calculate the fair value of the customer relationship, developed technology and the domain/trade name intangible assets. As a result of these adjustments to the fair value of the definite-lived intangible assets, along with the related income tax impact, the amortization expense was reduced by $2.1 million from acquisition date to year end 2016. The following table summarizes the Company's purchase price allocation based on the fair values of the assets acquired and liabilities assumed (in thousands):

	As of March 9, 2016	Adjustments	As of December 31, 2016
Tangible current assets	8,759	(1,304)	7,455
Property plant and equipment	18,157	129	18,286
Developed technology	72,500	13,490	85,990
Trademarks / tradenames	32,500	(4,510)	27,990
Customer relationships	67,500	(33,421)	34,079
Other non current assets	277	—	277
Goodwill	218,530	13,082	231,612
Current liabilities	(23,358)	749	(22,609)
Deferred revenue	(8,709)	918	(7,791)
Deferred tax liability	(43,532)	9,925	(33,607)
Other long term liabilities	(245)	(166)	(411)
Purchase price consideration	342,379	(1,108)	341,271

The customer relationships and developed technology intangible assets will be amortized over 6.3 years and 6.0 years, respectively. The trademarks and trade names are indefinite life intangible assets and are not amortized.

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

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared the unaudited condensed pro forma financial information to reflect the consolidated results of operations as though the Yodle acquisition had occurred on January 1, 2015, for the twelve months ended December 31, 2016 and 2015. The Company has made adjustments to the historical Web.com and Yodle financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Yodle for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the March 9, 2016 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively.

The following summarizes unaudited pro forma total revenue and net income (loss) (in thousands, except per share amounts):

Twelve months ended December 31, 2016
Revenue	$750,474
Net loss	$(4,547)

Basic net loss per share	$(0.09)
Diluted net loss per share	$(0.09)

Basic weighted-average common shares outstanding	49,262
Diluted weighted-average common shares outstanding	49,262

Twelve months ended December 31, 2015
Revenue	$740,742
Net income	$54,159

Basic net income per share	$1.08
Diluted net income per share	$1.03

Basic weighted-average common shares outstanding	50,243
Diluted weighted-average common shares outstanding	52,488

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

Assets and liabilities acquired are as follows (in thousands):

Tangible current assets	$17
Developed technology- 7 year useful life	1,790
Customer relationships- 4 year useful life	360
Goodwill	2,266
Deferred revenue	(42)
Purchase price consideration	$4,391

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
6. Goodwill and Intangible Assets
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2016 and December 31, 2015, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined these assets were not impaired.
During the year ended December 31, 2016, the Company paid $1.6 million for registrar credentials. These credentials were recorded as other intangible assets of $2.6 million and are being amortized over 24 months. The remaining $1.0 million was recorded as a deferred tax liability.
The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the year ended December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016	December 31, 2015
Goodwill balance at beginning of period	$741,439	$741,858
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	639,145	639,564
Goodwill acquired during the period - Scoot	—	11
Goodwill acquired during the period- Yodle- Note 5, Business Combinations	231,612	—
Goodwill acquired during the period- TORCHx- Note 5, Business Combinations	2,266	—
Foreign currency translation adjustments (1)	(1,272)	(430)
Goodwill balance at end of period, net *	$871,751	$639,145

* Gross goodwill balances were $974.0 million and $741.4 million as of December 31, 2016 and December 31, 2015, respectively. This includes accumulated impairment losses of $102.3 million.

(1) The foreign currency translation is from translating the goodwill acquired from the July 2014 Scoot acquisition at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$159,805	$—	$159,805
Definite-lived intangible assets:
Customer relationships	324,327	(157,998)	166,329	6.5
Developed technology	280,455	(195,695)	84,760	4.8
Other	7,394	(5,161)	2,233	1.4
Total *	$771,981	$(358,854)	$413,127

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $1.0 million as of December 31, 2016.

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

The weighted-average amortization period for the amortizable intangible assets as of December 31, 2016, is approximately 5.9 years. Total amortization expense was $56.8 million, $39.3 million and $60.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the amortization expense for the next five years and thereafter is as follows (in thousands):

2017	$48,662
2018	44,356
2019	40,649
2020	38,441
2020	37,672
Thereafter	43,542
Total	$253,322

7. Property and Equipment
The Company's property and equipment are summarized as follows (in thousands):

	December 31,
	2016	2015
Land	$416	$416
Depreciable assets:
Software	58,381	44,290
Computer equipment	56,037	48,888
Other equipment	9,410	6,754
Furniture and fixtures	7,773	5,027
Building and improvements	2,351	2,300
Leasehold improvements	17,195	4,962
Total depreciable assets	151,147	112,221
Accumulated depreciation	(98,431)	(70,674)
Property and equipment, net	$53,132	$41,963

Depreciation expense relating to depreciable assets amounted to $21.2 million, $17.1 million, and $14.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, 2015 and 2014, the Company had unamortized computer software costs of $21.1 million, $16.9 million and $15.0 million, respectively. For the years ended December 31, 2016, 2015 and 2014, approximately $9.8 million, $8.5 million and $7.3 million respectively of depreciation expense related to computer software was recorded.
8. Commitments
Operating Leases
The Company has lease obligations for 19 locations that include its headquarters operations, technology administrative centers, sales and customer support centers and its eCommerce operations.
Rental expense for leased facilities and equipment amounted to approximately $16.0 million, $7.5 million and $7.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Accrued rent expense was $1.8 million as of December 31, 2016 and 2015.
As of December 31, 2016, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

Net Minimum Rental Payments
2017	$14,914
2018	11,790
2019	10,854
2020	9,490
2021	9,116
Thereafter	16,072
$72,236
The amounts presented above are presented gross of rental income of $1.9 million in 2017, $3.7 million in each of 2018 and 2019, $3.8 million in 2020, $4.0 million in 2021, and $9.4 million thereafter, to be received from subleasing a portion of the New York, New York office in January 2017.

Purchase Obligations
Purchase obligations include corporate and marketing related sponsorships, general operating purchase obligations and long-term service contracts for data storage. As of December 31, 2016, the Company’s unconditional purchase obligations are as follows (in thousands):

Payment Due
2017	$14,869
2018	14,299
2019	14,250
2020	13,000
2021	14,000
Thereafter	—
$70,418
Standby Letters of Credit
The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and to meet certain vendor requirements. The Company had approximately $7.3 million in standby letters of credit as of December 31, 2016, $1.9 million of which was drawn against the Company’s revolving credit facility. The letters of credit of $5.4 million, increased approximately $4.9 million during the year ended December 31, 2016, primarily to fulfill requirements under Yodle facility operating leases. These letters of credit are funded by domestic money market accounts and are restricted for withdrawal based upon expiration dates required by the terms of the underlying lease agreements. The money market accounts are recorded as Other Assets in the consolidated balance sheet.
9. Valuation Accounts
The Company's valuation accounts are summarized as follows (in thousands):

		Additions	Deductions
Description	Balance at beginning of year	Charged to income statement	Uncollectible accounts written off, net of recoveries	Balance at end of year

Year Ended December 31, 2014:
Allowance for doubtful accounts	$1,545	$3,705	$3,545	$1,705
Refund liability	1,397	11,224	11,265	1,356
Total	$2,942	$14,929	$14,810	$3,061

Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,705	$2,906	$2,796	$1,815
Refund liability	1,356	10,606	10,276	1,686
Total	$3,061	$13,512	$13,072	$3,501

Year Ended December 31, 2016:
Allowance for doubtful accounts	1,815	1,640	1,760	1,695
Refund liability	1,686	11,337	11,118	1,905
Total	3,501	12,977	12,878	3,600

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
The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value as of December 31, 2016 and December 31, 2015 due to the short maturity of these items. As of December 31, 2016, the fair value and carrying value of the Company’s 2018 Notes totaled $248.6 million and $239.2 million, respectively. As of December 31, 2015, the fair value and carrying value of the Company's 2018 Notes was $243.2 million and $228.0 million, respectively. The fair value of the First Lien Term Loan and the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end.
The Revolving Credit Facility and Term Loan are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly, as such, the fair value of the Term Loan and Revolving Credit Facility approximates the carrying value as of December 31, 2016 and December 31, 2015.
11. Stock-Based Compensation and Stockholders' Equity
The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation-Stock Compensation.
Equity Incentive Plans
At December 31, 2016, the Company has the 2014 Equity Incentive Plan for the issuance of stock-based compensation, including but not limited to, common stock options and restricted shares to employees. In addition, the Company’s plan provides for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues shares out of treasury stock, if available, otherwise new shares of common stock are issued upon the exercise of stock options and the granting of restricted shares. At December 31, 2016, approximately 5.5 million shares remain available for future issuance under this plan.
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
Generally, incentive stock options and non-statutory stock options vest ratably over three to four years, are contingent upon continued employment and expire ten years from the grant date. Restricted share awards generally vest 25 percent each year over a four year period.
The Board of Directors or a committee thereof, administers all of the equity incentive plans and establishes the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the plans. Options have a maximum term of 10 years and vest as determined by the Board of Directors.
Yodle Equity Grants
In connection with the March 2016 Yodle acquisition, the Company granted 0.3 million restricted shares that vest annually over a four year period and 0.3 million stock options of which 25 percent vest one year from the date of grant and the remaining 75 percent vest monthly over a three year period for a total of four years. In addition, the Company converted unvested and out-of-the-money vested Yodle stock options to 1.3 million stock options of the Company. The total value of the converted stock options is approximately $8.3 million. Approximately $2.3 million has been recorded as additional consideration related to the vested options at the time of the closing of the acquisition. The remaining $6.0 million will be amortized to stock compensation expense over the remaining service period of approximately 3 years.

Performance Shares
During the first quarter of 2016 and 2015, the Compensation Committee of the Board of Directors approved a performance share equity award. The targeted number of shares under a 100 percent payout scenario for each of the 2016 and 2015 awards, in total, is 0.3 million common shares over the 3 years vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the years ended December 31, 2016 and 2015, was approximately $1.2 million and $1.0 million. As of December 31, 2016, there was approximately $0.1 million of unrecognized compensation expense related to the 2016 tranches of performance shares, which is expected to be recognized over a weighted average period of 0.1 years. The 2016 performance share awards resulted in a payout of 43% of the underlying target shares, or approximately 41 thousand shares for the 2016 and 2015 tranches combined.
Stock Options
Compensation expense related to the Company's stock option plans was $9.6 million, $10.4 million and $12.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had $11.8 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.5 years. During the years ended December 31, 2016, 2015 and 2014, 0.7 million, 0.7 million and 1.0 million common shares were issued from options exercised, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $5.4 million, $7.4 million, and $23.4 million, respectively. The fair value of options vested during the years ended December 31, 2016, 2015, and 2014 was $10.8 million, $11.3 million, and $12.4 million, respectively. The weighted-average grant-date fair value of an option granted during the years ended December 31, 2016, 2015, and 2014 was $8.01, $9.36, and $15.81, respectively.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatility rates are based on the Company’s historical volatility on the grant date. The Company estimates the expected term based on the historical exercise experience of our employees, which we believe is representative of future behavior.
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.11 - 1.39%	1.52 -1.60%	1.51 -1.69%
Dividend yield	—%	—%	—%
Expected life (in years)	4.97 - 5.19	4.96 - 4.99	4.95 - 4.98
Volatility	47 - 54%	55 - 57%	56 -62%

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Exercise Price per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	6,460,023	$ 3.43 to $36.45	$15.82
Granted	1,326,973	$14.15 to $18.83	$17.52
Exercised	(745,268)	$ 3.43 to $19.68	$10.64
Forfeited	(841,321)	$9.70 to $36.45	$19.10
Expired	(385,110)	$4.59 to $36.45	$20.81
Balance, December 31, 2016	5,815,297	$ 3.43 to $36.45	$16.06	6.00	$37,111
Exercisable at December 31, 2016	4,286,069	$ 3.43 to $36.45	$14.87	5.10	$32,511

Price ranges of outstanding and exercisable options as of December 31, 2016 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.43 - $9.97	1,379,833	2.79	$7.61	1,379,833	$7.61
$10.20 - $15.96	1,803,516	5.55	$14.17	1,704,076	$14.15
$16.39 - $18.08	1,194,914	8.63	$17.65	373,800	$17.75
$18.26 - $32.56	1,425,034	7.45	$25.14	819,861	$27.06
$36.45 - $36.45	12,000	7.16	$36.45	8,499	$36.45
	5,815,297			4,286,069

Restricted Stock Awards
The fair value of each restricted stock award grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which generally ranges between one and four years. Restricted stock is not transferable until vested.
Compensation expense related to restricted stock plans for the years ended December 31, 2016, 2015 and 2014 was approximately $9.9 million, $8.7 million and $7.6 million, respectively. As of December 31, 2016, there was approximately $15.5 million of unrecognized compensation cost related to restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.4 years. During the year ended December 31, 2016, approximately 0.2 million shares totaling approximately $4.3 million were withheld by the Company for minimum income tax withholding requirements. During the years ended December 31, 2016, 2015 and 2014, 1.2 million, 0.5 million and 0.4 million restricted common shares were granted, respectively.
The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2016:

Restricted Stock Awards Activity	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards outstanding at December 31, 2015	1,206,306	$18.26
Granted	1,217,196	$17.95
Forfeited	(371,002)	$18.44
Lapse of restriction	(499,777)	$18.59
Restricted stock awards outstanding at December 31, 2016	1,552,723	$17.87

Stock Repurchases

On November 5, 2014, the Company's Board of Directors authorized a share repurchase program of up to $100.0 million of the Company's common stock expiring on December 31, 2016. In October 2016, the Company's Board of Directors authorized that the share repurchase program of the Company's outstanding securities be extended through December 31, 2018 and be increased by an additional $100.0 million.

The aggregate amount of available for repurchase under this program was $110.0 million at December 31, 2016. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the years ended December 31, 2016 and 2015, the Company repurchased common shares totaling $28.6 million and $50.6 million, respectively.
12. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2016	2015	2014
Outstanding stock options, performance share units and restricted stock units	6,239,847	5,674,405	5,760,270
Options available for future grants and other awards	5,513,027	3,738,466	5,533,457
Total common shares reserved	11,752,874	9,412,871	11,293,727

13. Income Taxes
The domestic and foreign components of net income before income taxes for the years ended December 31, were as follows:

	2016	2015	2014
Income before income taxes
U.S. income	$15,510	$43,544	$10,023
Foreign loss	(1,268)	(1,843)	(937)
Net income before income taxes	$14,242	$41,701	$9,086
The provision (benefit) for income taxes consisted of the following for the years ended December 31,:

	2016	2015	2014
Current expense (benefit):
Federal	$944	$1,000	$401
State	1,044	835	223
Foreign	550	147	676
Total current tax expense	2,538	1,982	1,300
Deferred expense (benefit):
Federal	9,096	(49,301)	17,395
State	(1,289)	(820)	2,954
Foreign	(93)	(121)	(105)
Total deferred tax (benefit) expense	7,714	(50,242)	20,244
Total income tax expense (benefit)	$10,252	$(48,260)	$21,544

As of December 31, 2016 and 2015, the Company had federal net operating loss carry forwards (“NOLs”) of $290.5 million and $265.3 million, respectively, which expire in varying amounts beginning in 2020 through 2035. The NOLs as of December 31, 2016 include $72 million from Yodle pre-acquisition periods. Also, included in the amount of NOLs as of December 31, 2016 and 2015 is $77.0 million and $74.0 million of stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”), respectively, which will be credited to additional paid-in-capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table below. See Note 2 for additional information related to ASU 2016-09, which the Company will adopt in the first quarter of 2017. The NOLs are subject to various limitations under Section 382 of the Internal Revenue Code. Accordingly, the Company estimates that at least $159.8 million and $137.7 million of the NOLs at December 31, 2016 and 2015, respectively, will be available during the carry forward period, which are included in the table below.
As of December 31, 2016, the Company had state NOLs of $324.6 million (which includes $20.1 million related to Yodle), the substantial portion of which expires in varying amounts beginning in 2020 through 2035. As of December 31, 2015, the Company had state NOLs of $303.2 million.
As of December 31, 2016 and December 31, 2015, the Company had foreign NOLs in the United Kingdom of $51.5 million and $63.8 million, respectively, which do not expire.
As of December 31, 2016 and 2015, the Company had a Foreign Tax Credit (“FTC”) carry forward of $1.2 million. The FTCs are related to taxes paid in Canada and begin to expire in 2018. As of December 31, 2016 and 2015, the Company had Research & Development (“R&D”) Tax Credit carry forwards of $0.5 million. The R&D credits begin to expire in 2028. As of December 31, 2016 and 2015, the Company had Alternative Minimum Tax (“AMT”) Credit carry forwards of approximately $4.1 million and $3.0 million, respectively, which do not expire.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2016	2015
Noncurrent deferred tax assets:
Deferred revenue	76,887	74,265
NOLs	79,338	74,121
Stock compensation	9,509	9,125
Other deferred tax assets	20,243	17,159
	185,977	174,670
Less: valuation allowance	(22,289)	(26,581)
Total noncurrent deferred tax assets	163,688	148,089
Noncurrent deferred tax liabilities:
Intangible basis	218,582	158,788
Discount on 2018 Notes	7,005	10,966
Other liabilities	18,004	15,942
Total noncurrent deferred tax liabilities	243,591	185,696
Net noncurrent deferred tax asset	232	233
Net noncurrent deferred tax liability	(80,135)	(37,840)
Net deferred tax liability	$(79,903)	$(37,607)
In 2016, net noncurrent deferred tax liabilities increased by $34.7 million related to the Yodle and other acquisitions and decreased $0.1 million due to net foreign currency translation adjustments recorded in Other Accumulated Comprehensive Loss.
Net noncurrent deferred tax assets of $0.2 million above as of December 31, 2016 and 2015 are included in Other Assets in the Consolidated Balance Sheet.
During the year ended December 31, 2016, the valuation allowance decreased by $4.3 million. The net decrease attributable to the Company's state valuation allowance was $0.9 million, which included a $1.5 million increase related to current year book losses attributable to state jurisdictions in which a full valuation allowance was still required, offset by a $2.4 million decrease in our beginning-of-the-year valuation allowance to reflect the amount more likely than not to be realized. The $2.4 million decrease related to a state jurisdiction in which the applicable combined legal entities no longer operated on a 3-year cumulative pre-tax book loss position as of the fourth quarter of 2016. In addition to this positive evidence, the Company also determined that positive evidence associated with forecasted 2017 and future estimated taxable income for this state jurisdiction outweighed the negative evidence in the assessment of the portion of the valuation allowance release in the fourth quarter of 2016. The net decrease attributable to the Company's foreign valuation allowance was $3.4 million, which included a $0.6 million increase related to current year foreign losses for which a full valuation allowance was still required, offset by a $1.8 million decrease related to the decrease in foreign net deferred tax assets attributable to a UK tax rate change and a$2.2 million decrease related to foreign currency translation adjustments associated with the underlying foreign deferred tax assets for which a full valuation allowance was required. The net impact of this foreign currency translation adjustment included in Accumulated Other Comprehensive Loss is zero.
During the year ended December 31, 2015, the valuation allowance decreased by $66.9 million. In December 2015, after weighing all evidence available, the Company determined that it was more likely than not that the Company would be able to realize substantially all its net U.S. Federal deferred tax assets and a portion of its net U.S. state deferred tax assets. As a result, the Company reversed $68.8 million of its beginning of the year valuation allowance related to these deferred tax assets, which was partially offset by current year increases of $1.9 million related to certain foreign and state deferred tax assets for which it was determined that a valuation allowance was still required.
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
The valuation allowance at December 31, 2016 of $22.3 million includes $12.4 million and $8.7 million related to foreign and certain state net deferred tax assets, respectively, and $1.2 million related to its U.S. Federal FTC carry forwards, that are not more likely than not to be realized based on the expected reversals of our DTLs and estimated future taxable income within the applicable carry forward periods.
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

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following for the years ended December 31:

	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	34.0%
State income taxes (net of federal tax benefit)	2.6	2.8	0.3
Stock-based compensation	24.1	4.7	17.5
Change in valuation allowance	(30.2)	(160.5)	159.2
Foreign rate differential	5.2	2.0	6.9
Non-deductible compensation costs	5.2	2.0	10.7
Change in tax rates	13.6	(0.6)	3.9
Foreign currency translation adjustment	15.3	—	—
Unremitted foreign earnings and profits	(0.8)	0.7	3.5
Transaction costs	4.9	—	1.7
Other	(2.9)	(1.9)	(0.6)
Income tax expense (benefit)	72.0%	(115.8)%	237.1%

As previously discussed, the change in valuation allowance above includes a $2.2 million (15.3%) decrease related to foreign currency translation adjustments associated with the underlying foreign deferred tax assets for which a full valuation allowance was required. The change in valuation allowance above also includes a $1.8 million (12.8%) decrease related to the decrease in foreign net deferred tax assets attributable to rate changes.

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company has filed income tax return for years through 2015. These returns are subject to examination by the taxing authorities in the respective jurisdictions generally for three or four years after they are filed. NOLs and certain tax credits generated in these periods, as well as any carry forwards from prior periods, remain subject to adjustment by taxing authorities generally for three or four years after the years in which such NOLs and credit carry forwards are utilized.
The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2013	$3,100
Additions in unrecognized tax benefits – prior year tax positions	31
Additions in unrecognized tax benefits – current year tax positions	300
Foreign exchange gains and losses	—
Balance at December 31, 2014	$3,431
Additions in unrecognized tax benefits – prior year tax positions	73
Additions in unrecognized tax benefits – current year tax positions	300
Settlements	(62)
Lapse of statute of limitations	(248)
Balance at December 31, 2015	$3,494
Additions in unrecognized tax benefits – prior year tax positions	50
Additions in unrecognized tax benefits – current year tax positions	540
Lapse of statute of limitations	(225)
Balance at December 31, 2016	$3,859

As of December 31, 2016 and 2015, the Company had $3.2 million and $2.9 million, respectively, of total unrecognized tax benefits, which could favorably affect the effective rate. The Company recorded a net expense/(benefit) related to interest and penalties of $0.0 million, $(0.2) million, and $0.1 million, during 2016, 2015, and 2014, respectively. The total amount of accrued interest and penalties as of December 31, 2016 and December 31, 2015, was $0.1 million and $0.1 million, respectively.
The Company’s undistributed foreign earnings of $3.2 million as of December 31, 2016 related to its Canadian subsidiary, Web.com Canada, Inc., and its Argentine subsidiary, NCIT S.R.L., are considered to be indefinitely reinvested into these foreign jurisdictions. Accordingly, the Company has not provided deferred taxes on these earnings. If these earnings were repatriated, the incremental US tax liability would not be material given the Company’s current US tax position.
14. Employee Savings Plans
The Company has a qualifying defined contribution 401(k) plan under the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company recorded contribution expense of $1.8 million, $1.1 million and $1.0 million for 2016, 2015, and 2014, respectively.

Effective July 1, 2012, the Company established an unfunded deferred compensation defined contribution plan for key management and highly compensated employees. The purpose of the plan is to provide a select group of employees who contribute significantly to the future business success of the Company with supplemental retirement income benefits through the deferral of base salary and other compensation and through additional discretionary company matching contributions. Deferral elections are made at the discretion of the employee and would be an amount or percentage of the employee’s compensation. Each plan year, the Company may, but is not required to, make a matching contribution to the plan on behalf of the participant. In addition, matching contributions need not be uniform among participants. The Company recorded contribution expense of $50 thousand, $51 thousand, and $57 thousand for the years ended December 31, 2016, 2015, and 2014 respectively.
Also, effective July 1, 2012, the Company established an unfunded supplemental retirement defined contribution plan for key management. The purpose of the plan is to provide a select group of management or highly compensated employees who contribute significantly to the future business of the company with supplemental retirement income through discretionary company contributions. Each plan year, the Company may, but is not required to, make a discretionary contribution to the plan on behalf of a participant. The Company is under no obligation to make a contribution for the plan year and contributions need not be uniform among participants. The Company recorded contribution expense of $0.6 million and $0.8 million for the years ended December 31, 2016, and 2015, respectively. No contributions were made for the year ended December 31, 2014.
15. Contingencies
From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters for which a loss was reasonably possible or probable and estimable at December 31, 2016.

16. Quarterly Results for 2016 and 2015 (UNAUDITED)

		Quarter Ended
		(in thousands, except per share amounts)
		March 31,		June 30,	September 30,		December 31,		Total Year
2016
	Revenue	$144,798		$187,818	$190,686		$187,203		$710,505
	Income from operations	$6,912		$7,578	$18,093		$12,121		$44,704
	Net income (loss)	$337	(2)	$(1,606)	$3,346	(3)	$1,913	(4)	$3,990
	Basic EPS (loss)	$0.01		$(0.03)	$0.07		$0.04		$0.08
	Diluted EPS (loss)	$0.01		$(0.03)	$0.07		$0.04		$0.08

2015
	Revenue	$132,600		$135,719	$136,821		$138,321		$543,461
	Income from operations	$11,149		$14,935	$16,733		$18,897		$61,714
	Net income	$2,339		$4,550	$6,094		$76,978	(1)	$89,961
	Basic EPS	$0.05		$0.09	$0.12		$1.55		$1.79
	Diluted EPS	$0.04		$0.09	$0.12		$1.48		$1.72

(1)
Included in the fourth quarter ended December 31, 2015 is the reversal of $68.8 million of valuation allowance for certain U.S. federal and state deferred tax assets, which resulted in the Company recording a tax benefit of $62.7 million in the quarter. Included in the fourth quarter ended December 31, 2016 is the reversal of $2.4 million of valuation allowance for certain state deferred tax assets, which resulted in the Company recording a tax expense of $2.3 million in the quarter.

(2) On March 9, 2016, the Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive Income.

(3) The Consolidated Statement of Comprehensive Income includes an asset impairment charge of $2.0 million from writing down domain name inventory.

(4)
The Consolidated Statement of Comprehensive Income includes an asset impairment charge of $7.1 million for leasehold improvements that were abandoned as part of exiting the operating lease acquired in the March 2016 Yodle acquisition.

17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2016	December 31, 2015
Foreign currency translation adjustments	$(4,019)	$(2,119)
Unrealized gains on investments	(1)	(29)
Total accumulated other comprehensive (loss) income	$(4,020)	$(2,148)
18. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a personalized digital marketing platform, which was sold to AllianceData in December 2014. Mr. Giuliani joined Conversant after the acquisition of Dotomi, a dynamic display ad optimization company, where he had served as Chief Executive Officer. During the year ended December 31, 2014, the Company purchased online advertising solutions from Dotomi and Conversant. The Company incurred $0.7 million and $2.0 million of expense related to services provided by Dotomi and Conversant, respectively, during the year ended December 31, 2014. The Company did not incur any expenses related to services provided by Dotomi during the years ended December 31, 2016 and December 31, 2015. The Company incurred $0.7 million and $0.9 million of expense related to services provided by Conversant during the years ended December 31, 2016 and December 31, 2015.
The Company outsources data center services to Quality Technology Services LLC (“QTS”). Prior to May 2014, General Atlantic LLC was one of the Company’s greater than 5 percent shareholders, and had approximately a 50 percent ownership interest in QTS. This business relationship was an agreement between QTS and Network Solutions and was acquired by the Company as a result of the acquisition of Network Solutions and commenced on October 27, 2011 upon the consummation of the acquisition. Effective May 2014, General Atlantic no longer held common shares greater than 5 percent of the total outstanding common shares of the Company and the affiliated board member has departed the Company's Board of Directors. From January through May 2014, the Company incurred approximately $0.6 million in expense related to QTS.
19. Restructuring

Restructuring charges of $3.6 million and $0.6 million during the years ended December 31, 2016 and 2015, respectively, were incurred. Included in the restructuring expense for the year ended December 31, 2016 was $1.4 million of lease restructuring costs for the portion of the New York, New York office of Yodle that was exited in December 2016. The remaining $2.2 million was principally severance expense from terminating certain Yodle positions. As of December 31, 2016, the outstanding liability for severance related restructuring is $0.7 million and the lease restructuring liability was $1.4 million.
20. Asset Impairments

The Company recorded $9.1 million in asset impairment charges during the year ended December 31, 2016. This included a $7.1 million charge resulting from the impairment of leasehold improvements, furniture and fixtures, and office equipment from exiting a portion of the Yodle offices leased in New York and a $2.0 million charge related to domain name inventory. The Company also recorded $2.0 million of asset impairment charges related to domain name inventory during the year ended December 31, 2014.
21.  Subsequent Events

On January 31, 2017, the Company acquired Donweb.com which is located in Rosario, Argentina. Donweb.com is a web hosting and domain registration company catering to the Spanish-speaking market. The Company paid approximately $8.4 million at closing on January 31, 2017. The agreement also includes a three year earnout provision.

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
2.5
Amendment No. 1, dated as of March 9, 2016, by and among Yodle, Inc., a Delaware corporation Web.com Group Inc., a Delaware corporation, Barton Creek Web.com, LLC, a Delaware corporation and wholly owned subsidiary of Parent, and Shareholder Representative Services LLC, a Colorado limited liability company. (24)

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

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Certified Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
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

(24)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on March 11, 2016, and incorporated herein by reference.

†        Management contract or compensatory plan or arrangement.
*                   The XBRL information is being furnished with this Form 10-K, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

February 28, 2017	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 28, 2017:

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
2.5
Amendment No. 1, dated as of March 9, 2016, by and among Yodle, Inc., a Delaware corporation Web.com Group Inc., a Delaware corporation, Barton Creek Web.com, LLC, a Delaware corporation and wholly owned subsidiary of Parent, and Shareholder Representative Services LLC, a Colorado limited liability company. (25)

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

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Certified Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (23)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 1, 2013.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

(21)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on September 10, 2014, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 16, 2016, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on March 11, 2016, and incorporated herein by reference.

(24)
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

(25)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on March 11, 2016, and incorporated herein by reference.

†        Management contract or compensatory plan or arrangement.
*                   The XBRL information is being furnished with this Form 10-K, not filed.