Form 10-Q
period 2017-03-31
WEB.COM GROUP, INC.
filed 2017-05-05
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes    ☒   No

Common Stock, par value $0.001 per share, outstanding as of April 28, 2017: 51,120,685

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2017	2016

Revenue	$185,118	$144,798

Cost of Revenue and Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	57,922	50,051
Sales and marketing	50,911	42,428
Technology and development	17,001	12,626
General and administrative	19,843	16,732
Restructuring expense	322	136
Asset impairment	143	—
Depreciation and amortization	18,433	15,913
Total cost of revenue and operating expenses	164,575	137,886

Income from operations	20,543	6,912

Interest expense, net	(7,891)	(5,598)
Net income before income taxes	12,652	1,314
Income tax expense	(6,134)	(977)
Net income	$6,518	$337

Other comprehensive income:
Foreign currency translation adjustments	598	(316)
Unrealized gain on investments, net of tax	1	28
Total comprehensive income	$7,117	$49

See accompanying notes to consolidated financial statements

Certain reclassifications have been made to the previously presented financial statements to conform with the current presentation

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended March 31,
	2017	2016
Basic earnings per share:
Net income per basic common share	$0.13	$0.01
Diluted earnings per share:
Net income per diluted common share	$0.13	$0.01

Basic weighted average common shares outstanding	49,076	49,376
Diluted weighted average common shares outstanding	50,800	51,106

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,468	$20,447
Accounts receivable, net of allowance of $1,645 and $1,695, respectively	18,281	20,567
Prepaid expenses	17,118	12,311
Deferred expenses	62,294	60,217
Other current assets	1,926	1,872
Total current assets	124,087	115,414

Property and equipment, net	55,786	53,132
Deferred expenses	49,322	49,127
Goodwill	881,703	871,751
Intangible assets, net	404,595	413,127
Other assets	15,993	11,282
Total assets	$1,531,486	$1,513,833

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,955	$19,619
Accrued expenses	16,657	14,475
Accrued compensation and benefits	13,711	18,307
Deferred revenue	239,604	230,206
Current portion of debt	19,268	16,847
Deferred consideration	22,690	20,244
Other liabilities	4,414	5,034
Total current liabilities	330,299	324,732

Deferred revenue	197,044	195,859
Long-term debt	652,775	647,294
Deferred tax liabilities	59,105	80,135
Other long-term liabilities	17,157	30,361
Total liabilities	1,256,380	1,278,381

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 51,112,867 and 50,278,137 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	577,909	578,486
Treasury stock at cost, 2,161,065 shares as of March 31, 2017 and 3,146,012 shares as of December 31, 2016	(57,328)	(62,430)
Accumulated other comprehensive loss	(3,421)	(4,020)
Accumulated deficit	(242,105)	(276,634)
Total stockholders' equity	275,106	235,452
Total liabilities and stockholders' equity	$1,531,486	$1,513,833
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$6,518	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,433	15,913
Stock based compensation	5,557	4,808
Deferred income taxes	5,674	813
Amortization of debt discounts and issuance costs	3,697	2,998
Asset impairment	143	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,985	(1,246)
Prepaid expenses and other assets	(6,868)	(11,015)
Deferred expenses	(1,694)	(2,948)
Accounts payable	(6,156)	(6,758)
Accrued expenses and other liabilities	2,583	6,194
Accrued compensation and benefits	(5,286)	(8,480)
Deferred revenue	7,602	13,859
Net cash provided by operating activities	33,188	14,475
Cash flows from investing activities
Business acquisitions	(8,587)	(300,287)
Capital expenditures	(5,179)	(3,855)
Net cash used in investing activities	(13,766)	(304,142)
Cash flows from financing activities
Stock issuance costs	(3)	(5)
Common stock repurchased	(3,360)	(3,206)
Payments of long-term debt	(2,438)	(12,500)
Proceeds from exercise of stock options	4,416	539
Deferred consideration payment	(18,933)	—
Proceeds from borrowings on long-term debt	—	200,000
Proceeds from borrowings on revolving credit facility	7,000	115,000
Debt issuance costs	—	(5,700)
Common stock purchases under stock repurchase plan	(2,081)	(11,165)
Net cash (used in) provided by financing activities	(15,399)	282,963

Effect of exchange rate changes on cash	(2)	(11)

Net increase (decrease) in cash and cash equivalents	4,021	(6,715)
Cash and cash equivalents, beginning of period	20,447	18,706
Cash and cash equivalents, end of period	$24,468	$11,991
Supplemental cash flow information
Interest paid	$4,961	$2,322
Income tax paid	$361	$1,414
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
On January 31, 2017, the Company acquired 100% of the equity interests of Dattatec.com SRL ("DonWeb.com or DonWeb"), a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. See Note 2, Business Combinations, for additional information surrounding the acquisition.
On March 9, 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $341.3 million, which included $40.9 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers as of the closing of the acquisition. See Note 2, Business Combinations, for additional information surrounding the acquisition.

Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2017, the consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2017, the Company’s results of operations for the three months ended March 31, 2017 and 2016, and the cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company's financial position includes the assets and liabilities of Donweb.com and the results of operations and cash flows include Donweb.com from the acquisition date through the respective period end dates. The results of operations and cash flows for the quarter ended March 31, 2016, include Yodle from the acquisition date through the respective period end dates.

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted from these interim financial statements. The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on February 28, 2017, and any subsequently filed current reports on Form 8-K.

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

Adjustments to Presentation

The above mentioned changes had no cumulative effect on the presentation of the consolidated statements of comprehensive income, consolidated balance sheet, or consolidated statements of cash flows. The effects of the aforementioned error correction and accounting classification change to the March 31, 2016 unaudited consolidated statements of comprehensive income are as follows (in thousands)

	Three months ended March 31, 2016
	As Previously Reported	Change in Accounting Classification	Effect of Error Correction	As Adjusted
Cost of revenue	$51,083	—	(1,032)	$50,051
Sales and marketing	$42,012	—	416	$42,428
Technology and development	$9,078	2,299	1,249	$12,626
General and administrative	$19,664	(2,299)	(633)	$16,732

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

Sources of Revenue
Subscription Revenue
The Company currently derives a substantial majority of its revenue from fees associated with our subscription services, which generally include web services, online marketing, eCommerce, and domain name registration offerings. We bill a majority of our customers in advance and recognize revenue on a daily basis over the life of the contract, net of sales tax.

Professional Services and Other Revenue
The Company also generates professional services revenue from custom website design, eCommerce store design and support services. Custom website design and eCommerce store design work is typically billed on a fixed-price basis and over very short periods. Generally, revenue is recognized net of sales tax when the service has been completed.

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

Foreign Currency Translation
The functional currency of the Company’s Argentinian Donweb operations (acquired in January 2017) and our United Kingdom-based operations acquired in July 2014 is the Argentina Peso and British Pound, respectively. The Company translates the financial statements of this subsidiary to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
In addition, the Company’s foreign operations include a customer service center and an outbound sales center in Canada and a technology center in Buenos Aires, Argentina. The Company records foreign currency transaction gains and losses, and remeasurement of local currencies of these foreign subsidiaries where the functional currency is different from the local foreign currency in the consolidated statements of income (loss).

New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting and is effective for fiscal years beginning after December 15, 2016. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, statutory withholding requirements and forfeitures. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded excess tax benefits (ETBs) as income tax expense or benefit in the income statement prospectively as of the beginning of the year of adoption and the Company continued to record shortfalls as a component of income tax expense consistent with historical practices. For interim reporting purposes, the Company reports ETBs and shortfalls as discrete items in the period in which they occur. For the three months ended March 31, 2017, the Company recognized a tax benefit of $0.6 million related to the adoption.
In addition, the guidance eliminates the requirement that ETBs be realized before companies can recognize them. The Company applied this part of the guidance using a modified retrospective transition method and record a cumulative-effect adjustment for previously unrecognized ETBs in opening retained earnings on January 1, 2017 upon adoption. The cumulative-effect adjustment for federal and state tax purposes is $27.0 million and $2.7 million, respectively. A valuation allowance was recorded on $1.7 million of these deferred tax assets for a portion of the state adjustment to reflect the amount realized on a "more likely than not" basis.
Further, the Company presents ETBs and excess tax deficiencies as an operating activity on the statement of cash flows starting on January 1, 2017. The Company has prospectively adopted this change. The Company continues to record its stock compensation expense based on an estimate of the awards that are expected to vest, rather than recording forfeitures when they occur.
Accounting Standards Issued Not Yet Adopted
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. The Company will use one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Also, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients . These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. As the evaluation progresses in 2017, the Company will report the expected impact of the new standard on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and the Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard will be effective for the Company on January 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. For public companies, the amended guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.

2. Business Combinations
Acquisition of DonWeb.com
On January 31, 2017, the Company acquired Donweb.com, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company may pay the seller additional consideration of up to $2.0 million on January 31, 2021, present valued to $1.7 million as of the acquisition date, for total consideration of $10.3 million. In addition, the agreement includes a four-year earnout provision that entitles the seller to potentially $3.0 million of consideration contingent upon the post-acquisition business performance and employment, as such the amount is recorded as compensation expense. Transaction costs associated with the acquisition were not significant and the results of operations from DonWeb during the quarter ended March 31, 2017 were not material for disclosure herein.
The Company has accounted for the acquisition using the acquisition method as required by Accounting Standards Codification 805, Business Combinations ("ASC 805"). As such preliminary fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed preliminary estimates of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring an entity in the Spanish-speaking market, and is not expected to be deductible for income tax purposes. In connection with the acquisition, the Company recorded approximately $4.0 million of liabilities arising from pre-acquisition matters that are more likely than not to be sustained upon examination, inclusive of interest and penalties for which the Company is indemnified. The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired and the liabilities assumed.

As of March 31, 2017
Tangible current assets	$1,145
Property plant and equipment	2,392
Customer relationships	4,140
Other non current assets	2,849
Goodwill	9,519

Current liabilities	(837)
Deferred revenue	(2,860)
Other long term liabilities	(6,000)
Purchase price consideration	$10,348
The Company is still reviewing information surrounding intangible assets, certain assets and liabilities, income taxes and deferred revenue. These items may result in changes to the Company's preliminary purchase price allocation.
Acquisition of Yodle
On March 9, 2016, the Company executed an Agreement and Plan of Merger (the "Merger Agreement) with Yodle, Inc., a Delaware corporation ("Yodle"), and Shareholder Representative Services, LLC, a Colorado limited liability company. The Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company paid an additional $18.9 million on March 9, 2017 and will pay $22.0 million on the second anniversary date of the closing, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.3 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive Income. The Company has accounted for the acquisition of Yodle using the acquisition method as required ASC 805.

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared the unaudited condensed pro forma financial information to reflect the consolidated results of operations as though the Yodle acquisition had occurred on January 1, 2016 for the three months ended March 31, 2016. The Company has made adjustments to the historical Web.com and Yodle financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Yodle for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the March 9, 2016 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively.

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

Three months ended March 31, 2016
Revenue	$184,767
Net loss	$(8,200)

Basic net loss per share	$(0.17)

Diluted net loss per share	$(0.17)

Basic weighted-average common shares outstanding	49,376
Diluted weighted-average common shares outstanding	49,376

Acquisition of TORCHx

On May 31, 2016, the Company completed the acquisition of substantially all of the assets and certain liabilities of Brokerage Leader Inc. ("TORCHx"), a Florida corporation, which primarily consisted of customer relationships and developed technology intangible assets. TORCHx is a real estate platform built for agents and brokerages that features search engine optimization

(SEO) and responsive design, customer relationship management (CRM) and other tools to help run successful online marketing campaigns. The Company paid $4.4 million for this business during the second quarter of 2016, of which $3.0 million was paid at closing and the remaining $1.4 million is payable on November 30, 2017.

The Company has accounted for the acquisition of TORCHx using the acquisition method as required in ASC 805. As such, preliminary fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is deductible for tax purposes.

The Company is still reviewing information surrounding intangible assets, certain assets and liabilities and deferred revenue. These items may result in changes to the Company's preliminary purchase price allocation through the second quarter of 2017. No changes to the preliminary purchase price allocation were made during the three months ended March 31, 2017.

3. Net Income Per Common Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.

The Company issues equity awards with performance, service and market conditions. These awards are included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. See Note 10, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the three months ended March 31, 2017 and 2016, 2.7 million and 4.7 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three months ended March 31, 2017 and 2016.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2017	2016
Net income	$6,518	$337

Basic weighted average common shares outstanding	49,076	49,376
Dilutive effect of stock options	1,282	1,404
Dilutive effect of restricted shares	426	326
Dilutive effect of performance shares	16	—
Dilutive effect of the assumed conversion of the 2018 Notes	—	—
Diluted weighted average common shares outstanding	50,800	51,106

Net income per basic common share	$0.13	$0.01

Net income per diluted common share	$0.13	$0.01
4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2016, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the three months ended March 31, 2017.

During the year ended December 31, 2016, the Company purchased $1.5 million of registrar credentials. These credentials were recorded as other intangible assets and are being amortized over 24 months.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively (in thousands):

	March 31, 2017	December 31, 2016
Goodwill balance at beginning of period	$974,045	$741,439
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	871,751	639,145
Goodwill acquired during the period- DonWeb- Note 2, Business Combinations	9,519	—
Goodwill acquired during the period- Yodle- Note 2, Business Combinations	—	231,612
Goodwill acquired during the period- TORCHx- Note 2, Business Combinations	—	2,266
Foreign currency translation adjustments (1)	433	(1,272)
Goodwill balance at end of period, net *	$881,703	$871,751

* Gross goodwill balances were $984.0 million as of March 31, 2017 and $974.0 million as of December 31, 2016. These include accumulated impairment losses of $102.3 million.

(1) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot and January 2017 Donweb acquisitions at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$159,839	$—	$159,839
Definite-lived intangible assets:
Customer relationships	328,054	(164,928)	163,126	6.3
Developed technology	280,484	(200,659)	79,825	4.6
Other	7,421	(5,616)	1,805	1.1
Total *	$775,798	$(371,203)	$404,595

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, increased total intangible assets by approximately $0.2 million as of March 31, 2017.

	December 31, 2016
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

The weighted-average amortization period for the amortizable intangible assets remaining as of March 31, 2017 is approximately 5.7 years. Total amortization expense was $12.9 million and $11.3 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the amortization expense for the remainder of the year ended December 31, 2017, and the next five years and thereafter is as follows (in thousands):

2017 (remainder of year)	$36,585
2018	45,223
2019	41,510
2020	39,297
2021	38,529
Thereafter	43,612
Total	$244,756

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a subsidiary of Alliance Data Systems Corporation, a personalized digital marketing platform. The Company incurred $0.2 million of expense related to services provided by Conversant during each of the three months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017 and December 31, 2016, the carrying value of the debt and equity component was $242.1 million and $47.8 million and $239.2 million and $47.8 million, respectively. The unamortized debt discount of $16.7 million as of March 31, 2017 will be amortized over the remaining life of 1.4 years using the effective interest method.

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

The Term Loan and loans under the Revolving Credit Facility initially bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 3.00% per annum, or the prime lending rate plus an applicable margin equal to 2.00% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. Effective February 2017, the Company's interest rate on these loans was reduced to the LIBOR rate plus the applicable margin of 2.25% per annum as a result of reaching certain financial covenant ratios. The Company must also pay (i) a commitment fee of 0.40% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
The Company has $91.8 million of available borrowings under the Revolving Credit Facility as of March 31, 2017.
Outstanding long-term debt and the interest rates in effect at March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving Credit Facility maturing 2021, 3.19%, based on LIBOR plus 2.25%, less unamortized discount of $2,086 at March 31, 2017, effective rate of 4.07%	$54,227	$47,094
Term Loan due 2021, 3.19%, based on LIBOR plus 2.25%, less unamortized discount of $4,526 at March 31, 2017, effective rate of 3.56%	375,724	377,851
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $16,658 at March 31, 2017, effective rate of 5.88%	242,092	239,196
Total Outstanding Debt	672,043	664,141
Less: Current Portion of Long-Term Debt	(19,268)	(16,847)
Long-Term Portion	$652,775	$647,294

Debt discount and issuance costs

The Company recorded $3.3 million and $3.0 million of expense from amortizing debt issuance and discount costs during each of the three months ended March 31, 2017 and 2016, respectively.

Total estimated principal payments due for the next five years as of March 31, 2017 are as follows:

Year 1	$19,500
Year 2	288,000
Year 3	39,000
Year 4	348,813
Year 5	—
Total principal payments	$695,313

On August 15, 2018, the aggregate principal balance of the Senior Convertible Notes (the 2018 Notes) becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in March 2021. The Revolving Credit Facility matures in March 2021.

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(3,421)	$(4,019)
Unrealized loss on investments	—	(1)
Total accumulated other comprehensive loss	$(3,421)	$(4,020)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of March 31, 2017 and December 31, 2016 due to the short maturity of these items. As of March 31, 2017, the fair value and carrying value of the Company’s 2018 Notes totaled $251.5 million and $242.1 million, respectively. As of December 31, 2016, the fair value and carrying value of the Company's 2018 Notes was $248.6 million and $239.2 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan that were amended on February 11, 2016, are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of March 31, 2017 and December 31, 2016. See Note 6, Long-term Debt, for additional information surrounding the amendment.

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

The Company recorded income tax expense of $6.1 million and $1.0 million during the three months ended March 31, 2017 and 2016 respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences, primarily driven by stock compensation costs estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

10. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $7.3 million in standby letters of credit as of March 31, 2017, $1.9 million of which were issued under the Revolving Credit Facility.

Legal Proceedings

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various investigations, inquires or legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal proceedings for which a loss was reasonably possible or estimable at March 31, 2017.

Indemnifications

The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of his service as a director or officer, including any action by the Company, arising out of his services as the Company’s director or officer or his services provided to any other company or enterprise at the Company’s request.

Other

The Company is responsible for charging end customers certain taxes in numerous jurisdictions. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, the Company may come under audit, which could result in changes to its tax estimates. The Company routinely assesses these matters and although the Company believes its tax estimates are reasonable, the final determination of tax audits could be materially different than the Company’s estimates, which would result in the Company recording an expense in the period in which a final determination is made.

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
In addition, the Company converted unvested and out of the money existing Yodle stock options to 1.3 million stock options of the Company in connection with the March 9, 2016 acquisition of Yodle. The total value of the converted stock options was approximately $8.3 million. Approximately $2.3 million has been recorded as additional consideration representing the vesting that occurred prior to the closing of the acquisition. The remaining $6.0 million is amortized to stock compensation expense over the remaining service period of approximately three years.
Performance Shares
During the three months ended March 31, 2017 and 2016, the Compensation Committee of the Board of Directors approved the issuance of performance share equity awards. The targeted number of shares under a 100 percent payout scenario for each of the 2017 and 2016 awards are 0.2 million shares and 0.1 million shares, respectively, earned over the three year vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the three months ended March 31, 2017 and 2016 was approximately $0.7 million and $0.1 million, respectively, The 2016 tranche of the performance share award resulted in a payout of 43% of the target shares, or approximately 41 thousand shares. During the three months ended March 31, 2017, approximately 17 thousand shares totaling $0.3 million, were withheld by the Company for minimum income tax withholding requirements.
Stock Options

Compensation costs related to the Company’s stock option plans was $2.0 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, 0.3 million and 0.1 million common shares were issued for options exercised, respectively. During the three months ended March 31, 2017 and 2016, 0.8 million and 0.9 million options were granted, respectively. The weighted-average grant-date fair value of an option granted during the three months ended March 31, 2017 and 2016 was $8.57 and $8.11, respectively.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.90 - 1.98%	1.26 - 1.39%
Dividend yield	—	—
Expected life (in years)	5.05	4.97
Volatility	44.67%	53.82%

 Restricted Stock

Compensation expense related to restricted stock plans for the three months ended March 31, 2017 and 2016, was approximately $2.8 million and $2.5 million, respectively. During the three months ended March 31, 2017 and 2016, approximately 0.2 million and 0.1 million shares totaling approximately $3.1 million and $2.6 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended March 31, 2017 and 2016, 0.8 million and 0.5 million restricted common shares were granted, respectively. This excludes the Yodle restricted stock awards discussed above. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2017 and 2016 was $20.45 and $17.91, respectively.

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
The aggregate amount remaining available for repurchase under this program was $108.0 million at March 31, 2017. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2017 and 2016, the Company repurchased approximately 0.1 million and 0.6 million common shares, respectively. The total amount repurchased during the three months ended March 31, 2017 and 2016, was $2.1 million and $11.2 million, respectively.

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

On January 31, 2017, the Company acquired DonWeb.com, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company will pay the seller additional consideration of $2.0 million on January 31, 2021, present valued at $1.7 million for total consideration of $10.3 million. In addition, the agreement includes a four year earnout provision that entitles the seller to a potential of $3.0 million contingent upon the post-acquisition business performance. The earnout provisions require the seller be employed with the Company, as such will be recorded as compensation expense. See Note 2, Business Combinations, for additional information surrounding the acquisition.
In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $341.3 million, which includes $40.9 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. Management's Discussion and Analysis includes the results of operations and cash flows of Yodle from March 9, 2016 through March 31, 2017. See Note 2, Business Combinations, for additional information surrounding the acquisition.
Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by the measurement period in months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $1.7 million and $8.6 million for the three months ended March 31, 2017 and 2016, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase as we continue to increase our efforts for internally developed software projects as well as from the fixed assets acquired in connection with the Yodle acquisition. Amortization expense is expected to continue to increase during the remainder of 2016 from the amortization of intangible assets acquired from the Yodle and other acquisitions when compared to prior year periods.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.

Results of Operations

Comparison of the results for the three months ended March 31, 2017 to the results for the three months ended March 31, 2016

The results of operations for the quarter ended March 31, 2017 include the operations of DonWeb.com from February 1, 2017 through March 31, 2017. The DonWeb.com acquisition did not have a material effect on the results of operations during the quarter ended March 31, 2017. The results of operations for the quarter ended March 31, 2016 includes the operations of Yodle from March 9, 2016 through March 31, 2016.

The operations of Yodle began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on March 9, 2016. As such, our results of operations including revenue or ARPU is not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities. The operations from the DonWeb.com acquisition did not have a material impact on the Company's consolidated results of operations during the three months ended March 31, 2017.

Included in the three months ended March 31, 2016 are adjustments for the correction of an immaterial error in the classification of infrastructure costs, which were previously classified within the cost of revenue financial statement line item but have been reclassified to technology and development. In addition, in an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, the Company has changed its classification of certain information technology related operating expenses from general and administrative expenses to technology and development expenses. This reclassification was applied retrospectively to all periods presented. The Company also reclassified customer support costs previously included in cost of revenue to sales and marketing on a prospective basis. See Note 1, The Company and Summary of Significant Accounting Policies, for a summary of the changes reflected herein.

The following table sets forth our key business metrics:

	Three months ended March 31,
	2017(1)	2016 (1)
	(unaudited)
Ending Subscribers as of March 31,	3,503,000	3,423,000
Net subscriber additions(2)	45,000	70,000
Average revenue per user (monthly)	$17.67	$15.10
(1) The metrics for the quarter ended March 31, 2017 and 2016 include the operating results of DonWeb.com from February 1, 2017 to March 31, 2017 and Yodle, Inc from March 9, 2016 to March 31, 2016, respectively.
(2) The net subscriber additions during the quarter ended March 31, 2017 includes approximately 74,000 from the DonWeb.com acquisition. The quarter ended March 31, 2016 includes 53,000 subscribers from Yodle, Inc. acquisition.

Excluding subscriptions acquired from DonWeb on January 31, 2017, subscriber counts decreased by approximately 28,000 subscribers during the three months ended March 31, 2017, as compared to an increase of approximately 15,000 subscribers during the three months ended March 31, 2016. The decline in subscriber counts was in part driven by a focused shift in our sales strategy towards higher ARPU services, which results in lower volume.  Our rolling twelve month retention rate (1) as of March 31, 2017 was 84.9% compared to 87.1% during the same prior year period. The retention rate was down sequentially during the first quarter of 2017 from 85.4% during the quarter ended December 31, 2016. The inclusion of Yodle for the full quarter had a modestly unfavorable impact on our retention metric.  Relative to our large base of domain subscribers, Yodle’s products are higher churn, which we continue to view as an opportunity for improvement.  In addition, the overall mix shift away from domain subscribers negatively impacted retention.  During the first quarter ended March 31, 2017, we made progress positioning our product portfolio and aligning our sales channels to improve customer satisfaction and ultimately retention.

Revenue

	Three months ended March 31,
	2017	2016
	(unaudited, in thousands)
Revenue:
Subscription	$183,347	$143,192
Professional services and other	1,771	1,606
Total revenue	$185,118	$144,798

Total revenue increased to $185.1 million in the three months ended March 31, 2017 up from $144.8 million in the three months ended March 31, 2016. Total revenue includes $1.7 million and $8.6 million of unfavorable impact resulting from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date during the three months ended March 31, 2017 and 2016, respectively. The unfavorable impact decreased $6.8 million during the three months ended March 31, 2017, compared to the same prior period. The remaining $33.5 million increase in revenue during the three months ended March 31, 2017, is driven principally from the inclusion of Yodle for the full quarter ended March 31, 2017, when compared to only a partial month of activity in the same prior year quarter ended. In addition, lead generation and email revenues also increased in 2017 when compared to the same prior year period. These increases were partially offset by a decline in Do-It-Yourself products, such as hosting and website presence, in addition to lower domain and domain-related product revenues.

Subscription Revenue. Subscription revenue increased during the three months ended March 31, 2017, to $183.3 million from $143.2 million during the three months ended March 31, 2016. The increase is primarily due to the inclusion of Yodle for the entire quarter ended March 31, 2017. In addition, subscription revenue changed due to the drivers discussed above.

Professional Services and Other Revenue. Professional services revenue was 10% higher at $1.8 million in the three months ended March 31, 2017 up from $1.6 million for the three months ended March 31, 2016. The increase was principally driven by a slightly higher volume of custom design professional services.

Cost of Revenue and Operating Expenses

	Three months ended March 31,
	2017	2016
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$57,922	$50,051
Sales and marketing	50,911	42,428
Technology and development	17,001	12,626
General and administrative	19,843	16,732
Restructuring expense	322	136

Asset impairment	143	—
Depreciation and amortization	18,433	15,913
Total cost of revenue and operating expenses	$164,575	$137,886

Cost of Revenue. Cost of revenue increased 16% or $7.9 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. A majority of the increase was due the inclusion of a full quarter of costs associated with the additional Yodle revenue in 2017 compared to a partial month of activity during the quarter ended March 31, 2016. Offsetting the increase, domain registration costs were lower, principally from lower volumes, and partner-related commissions also declined by $1.1 million during the first quarter of 2017 compared to the same prior year period. In addition, salaries and benefits and hosting costs have decreased $0.9 million and $0.7 million, respectively, during the quarter ended March 31, 2017 compared to the same prior year period. These items were partially offset by $0.4 million of higher online marketing expenses during the quarter ended March 31, 2017 compare to the same prior year quarter.

Sales and Marketing Expenses. Sales and marketing expenses increased 20% to $50.9 million and were 28% of total revenue during the three months ended March 31, 2017, up from $42.4 million, which was approximately 29% of revenue during the three months ended March 31, 2016. Sales and marketing expenses increased approximately $8.5 million compared to the same prior year period primarily due to the acquisition of Yodle in March 2016. Excluding the impact of the acquisition, marketing expenses declined $7.5 million during the quarter ended March 31, 2017, primarily from scaling back our television marketing campaigns. In addition, compensation and benefits expense, increased $2.7 million during the three months ended March 31, 2017 when compared to the same prior year period.

Technology and Development Expenses. Technology and development expenses of $17.0 million, or 9% of total revenue, increased by $4.4 million during the three months ended March 31, 2017, from $12.6 million, or 9% of total revenue during the three months ended March 31, 2016. The increase was primarily from the technology expenses related from the acquisition of Yodle.

General and Administrative Expenses. General and administrative expenses increased $3.1 million to $19.8 million, or 11% of total revenue, during the three months ended March 31, 2017, as compared to $16.7 million, or 12% of total revenue during the three months ended March 31, 2016. The increase was due to higher general and administrative expenses resulting from the Yodle acquisition during the quarter ended March 31, 2017. Salaries and benefits were also higher during the quarter ended March 31, 2017 by $4.0 million due primarily from incentive-related compensation. These items were partly offset by lower corporate development expense due primarily from the absence of the $3.9 million of transaction costs from the acquisition of Yodle in March of 2016.

Restructuring Expense. For the three months ended March 31, 2017 and 2016, restructuring expense was $0.3 million and $0.1 million, respectively, primarily from terminating certain Yodle employees.

Asset impairment. During the three months ended March 31, 2017, we recorded a $0.1 million impairment charge on our domain name inventory.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.5 million to $18.4 million during the three months ended March 31, 2017, compared to $15.9 million during the three months ended March 31, 2016. Amortization expense increased by $1.6 million primarily from the intangible assets acquired as part of the Yodle acquisition. Depreciation expense also increased by $0.9 million during the three months ended March 31, 2017 which is also driven principally by the Yodle acquisition.

Interest Expense, net. Net interest expense totaled $7.9 million and $5.6 million for the three months ended March 31, 2017 and 2016, respectively. Included in the interest expense for each of the three months ended March 31, 2017 and 2016, is $3.7 million and $3.0 million of deferred financing fee and loan origination discount amortization, respectively. Loan interest expense, excluding amortization, increased $1.6 million during the first quarter ended March 31, 2017, compared to the first quarter of 2016, primarily due to realizing a full quarter of the the higher debt levels from the additional debt incurred at slightly higher interest rates from financing the Yodle acquisition.

Income Tax Expense. We recorded income tax expense of $6.1 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences primarily driven by stock compensation estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

Outlook. For the remainder of 2017, we expect an increase in revenue over the prior year as we realize a full year of the Yodle and Donweb acquisitions.  Although revenue declined during the first quarter ended March 31, 2017 compared to the fourth quarter ended December 31, 2016, we project stable to project stable to modest sequential growth in the second quarter with some acceleration in the back half of the year driven by our value added services revenue offset by declines in DIY and domains.  We expect to generate strong Non-GAAP free cash flow which will be used to pay down debt and repurchase common shares.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	Three months ended March 31,
	2017	2016
	(unaudited, in thousands)
Net cash provided by operating activities	$33,188	$14,475
Net cash used in investing activities	(13,766)	(304,142)
Net cash (used in) provided by financing activities	(15,399)	282,963
Effect of exchange rate changes on cash	(2)	(11)
Increase (decrease) in cash and cash equivalents	$4,021	$(6,715)

Cash Flows

As of March 31, 2017, we had $24.5 million of cash and cash equivalents and $206.2 million in negative working capital, as compared to $20.4 million of cash and cash equivalents and $209.3 million in negative working capital as of December 31, 2016. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which is amortized to revenue or expense rather than settled with cash. Also included in the negative working capital as of March 31, 2017 is the deferred consideration of $22.7 million, primarily resulting from the Yodle acquisition and is payable to the sellers on March 9, 2018. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements.

Net cash provided by operations for the three months ended March 31, 2017 increased $18.7 million to $33.2 million up from the three months ended March 31, 2016, primarily from improved results year over year and the Yodle acquisition. Included in the cash provided by operating activities is $0.6 million and $2.8 million of acquisition-related transaction costs that were paid during the three months ended March 31, 2017 and 2016, respectively. Also contributing to the increase in cash provided by operations during the three months ended March 31, 2017 compared to the same prior year period, is the absence of funding $6.4 million of letters of credit for Yodle operating leases that occurred during the first quarter of 2016. Partially offsetting the increases were $2.9 million of restructuring related severance and lease payments that have been made in 2017 and an increase in cash paid for interest of $2.6 million in the three months ended March 31, 2017 compared to the same prior quarter ended. Finally, the deferred revenue and accrued expense timing was unfavorable during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

Net cash used in investing activities during the three months ended March 31, 2017 was $13.8 million, as compared to $304.1 million in the three months ended March 31, 2016. The quarter ended March 31, 2017 included a payment of $8.6 million for 100% of the outstanding shares of Datatec.com, SRL (also referred to as DonWeb.com herein); whereas, the quarter ended March 31, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. See Note 2, Business Combinations, for additional information surrounding these acquisitions. Capital expenditures of $5.2 million during the quarter ended March 31, 2017 increased by $1.3 million when compared to the prior year quarter ended, due to building new operational functionality that supports the consolidation of customer transactions and billing platforms, as well as, the development of a lead traffic and advertising spend value reporting platform.

Net cash used in financing activities during the three months ended March 31, 2017, reflects an $18.9 million consideration payment made to the sellers of Yodle on March 9, 2017. The cash provided by financing activities during the three months ended March 31, 2016 includes the increase in long term debt from our amended credit agreement to fund the acquisition of Yodle Inc., on March 9, 2016. During the three months ended March 31, 2017 and 2016, common stock repurchases of approximately 0.1 million and 0.6 million common shares totaling $2.1 million and $11.2 million, respectively, were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options increased by $3.9 million to $4.4 million in the three months ended March 31, 2017 when compared to the same prior year period. Approximately $3.4 million and $3.2 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the three months ended March 31, 2017 and 2016, respectively. The three months ended March 31, 2016 included $5.7 million of loan origination and arrangement fees in connection with the March 2016 amendment to the credit agreement. We also drew down $7.0 million from our revolving credit facility during the quarter ended March 31, 2017 in anticipation of funding requirements for the consideration payment to the sellers of Yodle and subsequently repaid the amount in April 2017. Payments of long-term debt were $2.4 million and $12.5 million during the three months ended March 31, 2017 and 2016, respectively.

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

Outstanding debt as of March 31, 2017 for purposes of the First Lien Net Leverage Ratio was approximately $412.1 million. The covenant calculations as of March 31, 2017 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of March 31, 2017	Ratio at March 31, 2017	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 3.25	2.19	1.06
Consolidated Interest Coverage Ratio	Greater than 2.00	10.24	8.24

In addition to the financial covenants listed above, the credit agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreement.

Stock Repurchase Plan

In October 2014, our Board of Directors authorized a plan for the repurchase of up to $100.0 million of our outstanding common shares through December 31, 2016. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Therefore, as of March 31, 2017, there was $108.0 million available for repurchase under this program.

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

In respect of the foregoing, Web.com provides the following supplemental information to provide additional context for the use and consideration of the non-GAAP financial measures used in this quarterly report Form 10-Q:

•
Fair value adjustment to deferred revenue. Web.com has recorded fair value adjustments to acquired deferred revenue in accordance with ASC 805-10-65. Web.com excludes the impact of these adjustments from its non-GAAP revenue measures, because doing so results in non-GAAP revenue which are more reflective of ongoing operating results and more comparable to historical operating results, since the majority of the Company's revenue is recurring subscription revenue. Excluding the fair value adjustment to deferred revenue facilitates management's internal comparisons to Web.com's historical operating results.

Web.com Group, Inc.
Reconciliations of GAAP to Non-GAAP Results
(in thousands, except for per share data)
(unaudited)
	Three months ended March 31,
	2017	2016
Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$185,118	$144,798
Fair value adjustment to deferred revenue	1,710	8,558
Non-GAAP revenue	$186,828	$153,356
Professional services and other revenue	(1,771)	(1,606)
Non-GAAP subscription revenue used in ARPU	$185,057	$151,750
Average subscribers (in thousands)	3,490,049	3,387,644
ARPU (Non-GAAP subscription revenue per subscriber over 3 month period)	$17.67	$15.10

Contractual Obligations and Commitments

 We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the disclosure about market risk since the year ended December 31, 2016. For a full description of our disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk, in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

During the first quarter of 2017, we implemented internal controls over financial reporting related to the Yodle revenue function, including revenue, accounts receivable, deferred revenue and to the capitalized labor for internally developed software process, which we acquired in March 2016. Except for such implementation, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters for which a loss was reasonably possible or estimable at March 31, 2017.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017, are set forth below and are unchanged substantively at March 31, 2017.

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
We were profitable for the years ended December 31, 2016 and 2015 and the three months ended March 31, 2017 and 2016, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future.
We were profitable for the years ended December 31, 2016 and 2015 and the three months ended March 31, 2017 and 2016, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future. As of March 31, 2017, we had an accumulated deficit of approximately $242.1 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of March 31, 2017, we had $380.3 million of aggregate principal amount of our Term Loan and $56.3 million of Revolving Credit Facility (defined in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. We entered into an Amendment to Credit Agreement, dated as of February 11, 2016, which became effective on March 9, 2016, of our Term Loan and Revolving Credit Facility pursuant to which certain of our lenders have provided an additional $200.0 million of senior secured term loans, the proceeds of which, together with $115.0 million of revolving loans and cash on hand, was used to fund the acquisition of Yodle, Inc. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.

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
As of December 31, 2016, the Company had U.S. Federal NOLs of approximately $290.5 million, which includes $72 million from Yodle pre-acquisition periods, available to offset future taxable income and expire between 2020 and 2035. In connection with the Company’s adoption of ASU 2016-09 in the first quarter of 2017, these NOLs include $77.1 million related to excess tax benefits for stock-based compensation deductions. See Note 1 for additional information. These NOLs are subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company estimates that at least $236.9 million of these NOLs will be available during the carry forward period based on our existing Section 382 limitations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2017 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
January 1- January 31, 2017	71,129	$19.46	71,129	$108,649,233
February 1- February 28, 2017	36,199	$19.24	36,199	$107,952,891
March 1- March 31, 2017	—	$—	—	$107,952,891
Total	107,328	$19.39	107,328	$107,952,891

(*)
The share repurchases, totaling $2.1 million in the three months ended March 31, 2017, were made under our stock repurchase program announced on November 5, 2014, which initially authorized the repurchase of up to $100 million of our outstanding shares of common stock from time to time. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by an additional $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Therefore, as of March 31, 2017, there was $108.0 million available for repurchase under this program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

Web.com Group, Inc.
(Registrant)

May 5, 2017	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.4	Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)
3.3	Certificate of Ownership and Merger of Registration (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (4)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (5)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (6)
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