Form 10-Q
period 2017-06-30
WEB.COM GROUP, INC.
filed 2017-08-04
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Common Stock, par value $0.001 per share, outstanding as of July 31, 2017: 51,565,886

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Revenue	$186,731	$187,818	$371,850	$332,616

Cost of Revenue and Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	58,527	58,758	116,450	108,809
Sales and marketing	49,230	60,135	100,141	102,562
Technology and development	17,323	19,732	34,324	32,358
General and administrative	21,252	18,564	41,108	35,296
Restructuring expense	—	778	312	914
Asset impairment	—	—	143	—
Depreciation and amortization	17,401	22,273	35,834	38,186
Total cost of revenue and operating expenses	163,733	180,240	328,312	318,125

Income from operations	22,998	7,578	43,538	14,491

Interest expense, net	(8,146)	(8,662)	(16,036)	(14,259)
Net income (loss) before income taxes	14,852	(1,084)	27,502	232
Income tax expense	(6,806)	(522)	(12,940)	(1,500)
Net income (loss)	$8,046	$(1,606)	$14,562	$(1,268)

Other comprehensive income:
Foreign currency translation adjustments	(624)	(891)	(25)	(1,207)
Unrealized gain on investments, net of tax	—	—	1	28
Total comprehensive income (loss)	$7,422	$(2,497)	$14,538	$(2,447)

See accompanying notes to consolidated financial statements

Certain reclassifications have been made to the previously presented financial statements to conform with the current presentation

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic earnings (loss) per share:
Net income (loss) per basic common share	$0.16	$(0.03)	$0.30	$(0.03)
Diluted earnings (loss) per share:
Net income (loss) per diluted common share	$0.16	$(0.03)	$0.29	$(0.03)

Basic weighted average common shares outstanding	49,488	49,293	49,283	49,334
Diluted weighted average common shares outstanding	51,186	49,293	51,067	49,334

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,449	$20,447
Accounts receivable, net of allowance of $1,631 and $1,695, respectively	20,285	20,567
Prepaid expenses	13,538	12,311
Deferred expenses	63,178	60,217
Other current assets	1,868	1,872
Total current assets	132,318	115,414

Property and equipment, net	55,248	53,132
Deferred expenses	48,417	49,127
Goodwill	881,590	871,751
Intangible assets, net	392,359	413,127
Other assets	21,011	11,282
Total assets	$1,530,943	$1,513,833

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,243	$19,619
Accrued expenses	14,001	14,475
Accrued compensation and benefits	15,074	18,307
Deferred revenue	240,675	230,206
Current portion of debt	4,765	16,847
Deferred consideration	22,902	20,244
Other liabilities	4,236	5,034
Total current liabilities	321,896	324,732

Deferred revenue	193,661	195,859
Long-term debt	640,202	647,294
Deferred tax liabilities	64,567	80,135
Other long-term liabilities	17,625	30,361
Total liabilities	1,237,951	1,278,381

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 51,435,214 and 50,278,137 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	579,083	578,486
Treasury stock at cost, 1,723,706 shares as of June 30, 2017 and 3,146,012 shares as of December 31, 2016	(48,035)	(62,430)
Accumulated other comprehensive loss	(4,044)	(4,020)
Accumulated deficit	(234,063)	(276,634)
Total stockholders' equity	292,992	235,452
Total liabilities and stockholders' equity	$1,530,943	$1,513,833
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$14,562	$(1,268)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,834	38,186
Stock based compensation	11,659	10,200
Deferred income taxes	11,176	599
Amortization of debt issuance costs and other	7,399	6,685
Asset impairment	143	—
Changes in operating assets and liabilities:
Accounts receivable, net	986	(1,758)
Prepaid expenses and other assets	(5,216)	(10,935)
Deferred expenses	(1,535)	(2,586)
Accounts payable	(169)	(1,585)
Accrued expenses and other liabilities	347	(519)
Accrued compensation and benefits	(3,672)	(7,375)
Deferred revenue	5,452	15,644
Net cash provided by operating activities	76,966	45,288
Cash flows from investing activities
Business acquisitions	(8,587)	(303,262)
Capital expenditures	(10,573)	(8,306)
Other	—	(1,300)
Net cash (used in) investing activities	(19,160)	(312,868)
Cash flows from financing activities
Stock issuance costs	(4)	(6)
Common stock repurchased	(3,559)	(3,233)
Payments of long-term debt	(27,954)	(4,937)
Payments on revolving credit facility	(56,313)	(27,563)
Proceeds from exercise of stock options	8,979	1,205
Deferred consideration payment	(18,933)	—
Proceeds from borrowings on long-term debt	50,000	200,000
Proceeds from borrowings on revolving credit facility	7,000	115,000
Debt issuance costs	(1,927)	(5,700)
Common stock purchases under stock repurchase plan	(2,081)	(16,909)
Net cash (used in) provided by financing activities	(44,792)	257,857

Effect of exchange rate changes on cash	(12)	(33)

Net increase (decrease) in cash and cash equivalents	13,002	(9,756)
Cash and cash equivalents, beginning of period	20,447	18,706
Cash and cash equivalents, end of period	$33,449	$8,950
Supplemental cash flow information
Interest paid	$8,812	$6,851
Income taxes paid	$1,573	$2,046
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

Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2017, the consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2017, the Company’s results of operations for the three and six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company's financial position as of June 30, 2017 includes the assets and liabilities of Donweb.com and the results of operations and cash flows include Donweb.com from the acquisition date through June 30, 2017. The results of operations and cash flows for the six months ended June 30, 2016 include Yodle from the acquisition date through the respective period end date.

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

Adjustments to Presentation

The above mentioned changes had no cumulative effect on the presentation of the consolidated statements of comprehensive income, consolidated balance sheet, or consolidated statements of cash flows. The effects of the aforementioned error correction and accounting classification change to the June 30, 2016 unaudited consolidated statements of comprehensive income are as follows (in thousands)

	Three months ended June 30, 2016				Six months ended June 30, 2016
	As Previously Reported	Change in Accounting Classification	Effect of Error Correction	As Adjusted	As Previously Reported	Change in Accounting Classification	Effect of Error Correction	As Adjusted
Cost of revenue	$59,743	—	(985)	$58,758	$110,826	—	(2,017)	$108,809
Sales and marketing	$58,448	—	1,687	$60,135	$100,459	—	2,103	$102,562
Technology and development	$15,533	2,337	1,862	$19,732	$24,611	4,636	3,111	$32,358
General and administrative	$23,465	(2,337)	(2,564)	$18,564	$43,129	(4,636)	(3,197)	$35,296

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

Sources of Revenue
Subscription Revenue
The Company currently derives a substantial majority of its revenue from fees associated with our subscription services, which generally include web services, online marketing, eCommerce, and domain name registration offerings. We bill a majority of our customers in advance and recognize revenue on a daily basis over the life of the contract. Generally, revenue is recognized net of sales tax.

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

Foreign Currency Translation
The functional currency of the Company’s Argentinian Donweb operations and our United Kingdom-based operations is the Argentina Peso and British Pound, respectively. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
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

New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting and is effective for fiscal years beginning after December 15, 2016. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, statutory withholding requirements and forfeitures. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded excess tax benefits (ETBs) as income tax expense or benefit in the income statement prospectively as of the beginning of the year of adoption and the Company continued to record shortfalls as a component of income tax expense consistent with historical practices. For interim reporting purposes, the Company reports ETBs and shortfalls as discrete items in the period in which they occur. For the three and six months ended June 30, 2017, the Company recognized a tax benefit related to the adoption of $0.3 million and $0.9 million, respectively.
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
Accounting Standards Issued Not Yet Adopted
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Further in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company will apply the standard using a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures, as permitted under Topic 606. The Company is in the process of reviewing its customer contracts and designing necessary systematic changes in order to ascertain the impact of the new standard on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning January 1, 2018 and the adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for the Company beginning January 1, 2019 and the Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.
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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. For public companies, the amended guidance is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the amended guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.

2. Business Combinations
Acquisition of DonWeb.com
On January 31, 2017, the Company acquired Donweb.com, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company may pay the seller additional consideration of up to $2.0 million on January 31, 2021, present valued to $1.7 million as of the acquisition date, for total consideration of $10.3 million. In addition, the agreement includes a four-year earnout provision that entitles the seller up to $3.0 million of consideration contingent upon the post-acquisition business performance and employment. Earnout amounts are recorded as compensation expense. Transaction costs associated with the acquisition were not significant and the results of operations from DonWeb during the three and six months ended June 30, 2017 were not material for disclosure herein.
The Company has accounted for the acquisition using the acquisition method as required by ASC 805, Business Combinations. As such, preliminary fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed preliminary estimates of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring an entity in the Spanish-speaking market, and is not expected to be deductible for income tax purposes. In connection with the acquisition, the Company recorded approximately $4.0 million of liabilities arising from pre-acquisition matters that are more likely than not to be sustained upon examination, inclusive of interest and penalties for which the Company is indemnified. The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired and the liabilities assumed.

As of June 30, 2017
Tangible current assets	$1,370
Property plant and equipment	2,331
Intangible assets	4,140
Other non current assets	2,849
Goodwill	9,914
Current liabilities	(1,355)
Deferred revenue	(2,860)
Other long term liabilities	(6,041)
Purchase price consideration	$10,348
The Company is still reviewing information surrounding intangible assets, certain assets and liabilities, income taxes and deferred revenue. These items may result in changes to the Company's preliminary purchase price allocation.
Acquisition of Yodle
On March 9, 2016, the Company executed an Agreement and Plan of Merger (the "Merger Agreement) with Yodle, Inc., a Delaware corporation ("Yodle"), and Shareholder Representative Services, LLC, a Colorado limited liability company. The Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company paid an additional $18.9 million on March 9, 2017 and will pay $22.0 million on the second anniversary date of the closing, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.3 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statements of Comprehensive Income. The Company has accounted for the acquisition of Yodle using the acquisition method as required ASC 805.

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared the unaudited condensed pro forma financial information to reflect the consolidated results of operations as though the Yodle acquisition had occurred on January 1, 2016 for the six months ended June 30, 2016. The Company has made adjustments to the historical Web.com and Yodle financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Yodle for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the March 9, 2016 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively.

The following summarizes unaudited pro forma total revenue and net loss (in thousands, except per share amounts):

Six months ended June 30, 2016
Revenue	$372,585
Net loss	$(9,805)

Basic net loss per share	$(0.20)

Diluted net loss per share	$(0.20)

Basic weighted-average common shares outstanding	49,334
Diluted weighted-average common shares outstanding	49,334

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

The Company has accounted for the acquisition of TORCHx using the acquisition method as required in ASC 805. As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is deductible for tax purposes.

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

During the three months ended June 30, 2017 and 2016, 2.9 million and 9.2 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.
During the six months ended June 30, 2017 and 2016, 2.8 million and 9.2 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and six months ended June 30, 2017 and 2016.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$8,046	$(1,606)	$14,562	$(1,268)

Basic weighted average common shares outstanding	49,488	49,293	49,283	49,334
Dilutive effect of stock options	1,352	—	1,322	—
Dilutive effect of restricted shares	346	—	456	—
Dilutive effect of performance shares	—	—	6	—
Diluted weighted average common shares outstanding	51,186	49,293	51,067	49,334

Net income (loss) per basic common share	$0.16	$(0.03)	0.30	(0.03)

Net income (loss) per diluted common share	$0.16	$(0.03)	$0.29	$(0.03)

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2016, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the six months ended June 30, 2017.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively (in thousands):

	June 30, 2017	December 31, 2016
Goodwill balance at beginning of period	$974,045	$741,439
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	871,751	639,145
Goodwill acquired during the period- DonWeb- Note 2, Business Combinations	9,914	—
Goodwill acquired during the period- Yodle- Note 2, Business Combinations	—	231,612
Goodwill acquired during the period- TORCHx- Note 2, Business Combinations	—	2,266
Foreign currency translation adjustments (1)	(75)	(1,272)
Goodwill balance at end of period, net *	$881,590	$871,751

* Gross goodwill balances were $983.9 million as of June 30, 2017 and $974.0 million as of December 31, 2016. These include accumulated impairment losses of $102.3 million.

(1) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot and January 2017 Donweb acquisitions at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$161,902	$—	$161,902
Definite-lived intangible assets:
Customer relationships	325,761	(171,573)	154,188	6.1
Developed technology	280,548	(205,310)	75,238	4.4
Other	8,405	(7,374)	1,031	0.8
Total *	$776,616	$(384,257)	$392,359

* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, increased total intangible assets by approximately $0.1 million as of June 30, 2017.

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

The weighted-average amortization period for the amortizable intangible assets remaining as of June 30, 2017 is approximately 5.5 years. Total amortization expense was $12.1 million and $16.8 million for the three months ended June 30, 2017 and 2016, respectively. Total amortization expense was $25.0 million and $28.1 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the amortization expense for the remainder of the year ended December 31, 2017, and the next five years and thereafter is as follows (in thousands):

2017 (remainder of year)	$23,955
2018	44,824
2019	41,097
2020	38,874
2021	38,105
Thereafter	43,602
Total	$230,457

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a subsidiary of Alliance Data Systems Corporation, a personalized digital marketing platform. The Company incurred $0.2 million of expense related to services provided by Conversant during each of the three months ended June 30, 2017 and 2016, respectively. During each of the six months ended June 30, 2017 and 2016, the Company incurred $0.4 million of expense related to services provided by Conversant.

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

As of June 30, 2017 and December 31, 2016, the carrying value of the debt and equity component was $245.0 million and $47.8 million and $239.2 million and $47.8 million, respectively. The unamortized debt discount of $13.7 million as of June 30, 2017 will be amortized over the remaining life of 1.1 years using the effective interest method.

Credit Agreement

On February 11, 2016, the Company entered into an amendment (the "Amendment") to that certain Credit Agreement, dated as of September 9, 2014 (the "Existing Credit Agreement" and as amended by the Amendment, the "Amended Credit Agreement"), by and among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. On March 9, 2016 (the "Closing Date"), the amended Credit Agreement became effective following the completion of the acquisition of Yodle Inc. (the "Acquisition"). On May 18, 2017, the Company entered into a second amendment to the Credit Agreement ("Second Amendment").

The Amended Credit Agreement provided (i) $390.0 million of five-year secured term loans, replacing and refinancing $190.0 million of secured term loans outstanding under the Existing Credit Agreement and providing for an additional $200.0 million of secured term loans (the "Term Loan") and (ii) a five-year secured revolving credit facility that provides up to $150.0 million of revolving loans (the "Revolving Credit Facility"), which replaces the revolving credit facility under the Existing Credit Agreement. On the Closing Date, the Company used the proceeds of the Term Loan and borrowed $115.0 million of loans under the Revolving Credit Facility, together with cash on hand, to complete the Acquisition. The Second Amendment to the Credit Agreement provided an incremental $50.0 million of secured Term Loan and an incremental $110.0 million of borrowing capacity on the Revolving Credit Facility with maturity dates that were commensurate with the Amended Credit Agreement. The Company used the proceeds from the incremental Term Loan to repay the then outstanding amount drawn on the Revolving Credit Facility at the date of closing.

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
Both of the aforementioned amendments were accounted for as a modification of the credit agreement and as a result, $1.9 million of additional loan origination discounts and bank lender fees were capitalized during the second quarter ended June 30, 2017 and $5.7 million during the first quarter ended March 31, 2016.
The Company has $258.1 million of available borrowings under the Revolving Credit Facility as of June 30, 2017.
Outstanding long-term debt and the interest rates in effect at June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving Credit Facility maturing 2021, based on LIBOR plus 2.25%	$—	$47,094
Term Loan due 2021, 3.46%, based on LIBOR plus 2.25%, less unamortized discount of $4,796 at June 30, 2017, effective rate of 3.62%	399,938	377,851
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $13,721 at June 30, 2017, effective rate of 5.88%	245,029	239,196
Total Outstanding Debt	644,967	664,141
Less: Current Portion of Long-Term Debt	(4,765)	(16,847)

Long-Term Portion	$640,202	$647,294

Debt discount and issuance costs

The Company recorded $3.4 million and $3.7 million of expense from amortizing debt issuance and discount costs during each of the three months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, $6.8 million and $6.7 million of amortization expense was recorded, respectively.

Total estimated principal payments due for the next five years as of June 30, 2017 are as follows:

Year 1	$4,822
Year 2	294,604
Year 3	44,128
Year 4	319,930
Year 5	—
Total principal payments	$663,484

On August 15, 2018, the aggregate principal balance of the the 2018 Notes becomes due. The remaining principal requirements reflect quarterly payments under the Term Loan with the remaining balance payable in March 2021. The Revolving Credit Facility matures in March 2021.

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(4,044)	$(4,019)
Unrealized loss on investments	—	(1)
Total accumulated other comprehensive loss	$(4,044)	$(4,020)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of June 30, 2017 and December 31, 2016 due to the short maturity of these items. As of June 30, 2017, the fair value and carrying value of the Company’s 2018 Notes totaled $256.9 million and $245.0 million, respectively. As of December 31, 2016, the fair value and carrying value of the Company's 2018 Notes was $248.6 million and $239.2 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of June 30, 2017 and December 31, 2016. See Note 6, Long-term Debt, for additional information surrounding the amendment.

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

The Company recorded income tax expense of $6.8 million and $0.5 million during the three months ended June 30, 2017 and 2016, and $12.9 million and $1.5 million during the six months ended June 30, 2017 and 2016, respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences, primarily driven by stock compensation costs estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

10. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $7.3 million in standby letters of credit as of June 30, 2017, $1.9 million of which were issued under the Revolving Credit Facility.

Legal Proceedings

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various investigations, inquires or legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal proceedings for which a loss was reasonably possible or estimable at June 30, 2017.

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
Performance Shares
During the first quarter of 2017 and 2016, the Compensation Committee of the Board of Directors approved the issuance of performance share equity awards. The targeted number of shares under a 100 percent payout scenario for each of the 2017 and 2016 awards are 0.2 million shares and 0.1 million shares, respectively, earned over the three year vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the three months ended June 30, 2017 and 2016 was approximately and $1.2 million and $0.4 million, respectively. Compensation expense for the six months ended June 30, 2017 and 2016 was $1.9 million and $0.5 million respectively. The 2016 tranche of the performance share award resulted in a payout of 43% of the target shares, or approximately 41 thousand shares. During the six months ended June 30, 2017, approximately 17 thousand shares totaling $0.3 million were withheld by the Company for minimum income tax withholding requirements.
Stock Options

Compensation expense related to the Company’s stock option plans was $2.0 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively. Compensation expense for the six months ended June 30, 2017 and 2016 was $4.0 million and $4.7 million, respectively. During the three months ended June 30, 2017 and 2016, 0.3 million and 0.1 million common shares were issued for options exercised, respectively. During the six months ended June 30, 2017 and 2016, 0.6 million and 0.1 million common shares were issued for options exercised, respectively. During the six months ended June 30, 2017 and 2016, 1.0 million and 1.2 million options were granted, respectively. The weighted-average grant-date fair value of an option granted during the six months ended June 30, 2017 and 2016 was $8.60 and $8.14, respectively.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

	Six months ended June 30,
	2017			2016
Risk-free interest rate	1.90%	-	1.98%	1.20%	-	1.39%
Dividend yield	—			—
Expected life (in years)	5.05	-	5.07	4.97	-	5.17
Volatility	43.54%	-	44.67%	53.36%	-	53.82%

 Restricted Stock

Compensation expense related to restricted stock plans for the three months ended June 30, 2017 and 2016, was approximately $3.0 million and $2.5 million, respectively. Compensation expense for the six months ended June 30, 2017 and 2016 was $5.8 million and $5.0 million, respectively. During the six months ended June 30, 2017 and 2016, approximately 0.2 million and 0.1 million shares totaling approximately $3.1 million and $2.5 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During each of the three months ended June 30, 2017 and 2016, 0.1 million restricted common shares were granted. During the six months ended June 30, 2017 and 2016, 0.9 million and 0.6 million restricted common shares were granted, respectively. This excludes the Yodle restricted stock awards discussed above. The weighted-average grant-date fair value of restricted stock granted during the three months ended June 30, 2017 and 2016 was $20.32 and $17.50, respectively. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2017 and 2016 was $20.43 and $17.86, respectively.

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
The aggregate amount remaining available for repurchase under this program was $108.0 million at June 30, 2017. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. No common shares were repurchased during the three months ended June 30, 2017. During the three months ended June 30, 2016, the Company repurchased 0.3 million common shares for a total of $5.7 million. During the six months ended June 30, 2017 and 2016, the Company repurchased approximately 0.1 million and 1.0 million common shares, respectively. The total amount repurchased during the six months ended June 30, 2017 and 2016 was $2.1 million and $16.9 million, respectively.

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

On January 31, 2017, the Company acquired DonWeb.com, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company will pay the seller additional consideration of $2.0 million on January 31, 2021, present valued at $1.7 million as of the acquisition date for total consideration of $10.3 million. In addition, the agreement includes a four year earnout provision that entitles the seller up to $3.0 million contingent upon the post-acquisition business performance. The earnout provisions require the seller be employed with the Company and as such will be recorded as compensation expense. See Note 2, Business Combinations, for additional information surrounding the acquisition.
In March 2016, the Company completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"), for approximately $341.3 million, which included $40.9 million of deferred consideration. Yodle is a leading provider of cloud based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. Management's Discussion and Analysis includes the results of operations and cash flows of Yodle from March 9, 2016. See Note 2, Business Combinations, for additional information surrounding the acquisition.
Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by the measurement period in months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $1.3 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively. The fair market value adjustments were $3.0 million and $14.6 million for the six months ended June 30, 2017 and 2016, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to increase for the remainder of 2017 as we continue to increase our efforts for internally developed software projects. Amortization expense is expected to continue to decline during the remainder of 2017 as a result of certain intangible assets becoming fully amortized.

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

Results of Operations

Comparison of the results for the three months ended June 30, 2017 to the three months ended June 30, 2016

The operations of DonWeb.com began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on January 31, 2017. The operations of Yodle began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on March 9, 2016. As such, our results of operations including revenue or ARPU is not specifically segregated subsequent to these acquisitions, nor would it be indicative of each of the standalone entities.

Included in the three months ended June 30, 2016 are adjustments for the correction of an immaterial error in the classification of infrastructure costs, which were previously classified within the cost of revenue financial statement line item but have been reclassified to technology and development. In addition, in an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, the Company has changed its classification of certain information technology related operating expenses from general and administrative expenses to technology and development expenses. This reclassification was applied retrospectively to all periods presented. The Company also reclassified customer support costs previously included in cost of revenue to sales and marketing on a prospective basis. See Note 1, The Company and Summary of Significant Accounting Policies, for a summary of the changes reflected herein.

The following table sets forth our key business metrics:

	Three months ended June 30,
	2017	2016
	(unaudited)
Ending Subscribers as of June 30,	3,490,000	3,443,000
Net subscriber (reductions) additions	(12,460)	19,880
Average revenue per user (monthly)	$17.72	$18.66

Subscriber counts decreased by approximately 12,000 subscribers during the three months ended June 30, 2017, as compared to an increase of approximately 20,000 subscribers during the three months ended June 30, 2016. The decline in subscriber counts was in part driven by a shift in our sales strategy towards higher ARPU services, which results in lower new customer additions.  Our rolling twelve month retention rate as of June 30, 2017 was 84.4% compared to 86.5% during the same prior year period. The retention rate was also down sequentially during the second quarter of 2017 from 84.9% during the quarter ended March 31, 2017. Relative to our large base of domain subscribers, Yodle’s products are higher churn, which we continue to view as an opportunity for improvement.  In addition, the overall mix shift away from domain subscribers negatively impacted retention.  During the six months ended June 30, 2017, we made progress positioning our product portfolio and aligning our sales channels to improve customer satisfaction and ultimately retention.

Revenue

	Three months ended June 30,
	2017	2016
	(unaudited, in thousands)
Revenue:
Subscription	$184,511	$186,121
Professional services and other	2,220	1,697
Total revenue	$186,731	$187,818

Total revenue decreased to $186.7 million in the three months ended June 30, 2017 from $187.8 million in the three months ended June 30, 2016. Total revenue for the respective 2017 and 2016 periods includes $1.3 million and $6.0 million of unfavorable impact resulting from amortizing deferred revenue. The unfavorable impact decreased $4.7 million during the three months ended June 30, 2017, compared to the same prior period. The deferred revenue resulted from acquisition fair value adjustments recorded during 2017 and 2016. The remaining $5.8 million change in revenue during the three months ended June 30, 2017 when compared to the same prior year period, resulted primarily from lower Yodle legacy products revenues as well as decreased domain product related revenues and Do-It-Yourself ("DIY") website volume. These declines in revenue were partially offset by an increase in our vertical marketing solutions revenue and higher lead generation, email and custom website revenues.

Subscription Revenue. Subscription revenue decreased during the three months ended June 30, 2017, to $184.5 million from $186.1 million during the three months ended June 30, 2016. The decrease is primarily due to drivers mentioned above, excluding the $0.6 million favorable impact from custom design website services.

Professional Services and Other Revenue. Professional services revenue was 31% higher at $2.2 million in the three months ended June 30, 2017 up from $1.7 million for the three months ended June 30, 2016. The increase was principally driven by a higher volume of custom design professional services.

Cost of Revenue and Operating Expenses

	Three months ended June 30,
	2017	2016
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$58,527	$58,758
Sales and marketing	49,230	60,135
Technology and development	17,323	19,732
General and administrative	21,252	18,564
Restructuring expense	—	778
Asset impairment	—	—
Depreciation and amortization	17,401	22,273
Total cost of revenue and operating expenses	$163,733	$180,240

Cost of Revenue. Cost of revenue decreased $0.2 million during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease was due to declines in partner-related commissions and hosting costs, as well as declines in salaries and benefits. These lower costs were partially offset by increased online marketing expenses, as well as the inclusion of the operating costs from the DonWeb acquisition that closed on January 31, 2017.

Sales and Marketing Expenses. Sales and marketing expenses decreased 18% or $10.9 million to $49.2 million, or 26% of total revenue, from $60.1 million, or 32% of revenue, for the comparable periods. The decline was primarily due to $6.7 million of lower online, television and affiliate marketing expenses from scaling certain advertising campaigns. In addition, salaries and benefits decreased $2.8 million mainly driven by lower headcount at Yodle acquisition in March 2016 and a decline in facilities expenses of $1.3 million from exiting two of the three floors of the Yodle New York, New York office, as well as exiting the St. Lucia call center facility. Offsetting the above declines in costs were incremental costs resulting from the acquisition of DonWeb in January 2017.

Technology and Development Expenses. Technology and development expenses of $17.3 million, or 9% of total revenue, decreased by $2.4 million during the three months ended June 30, 2017 from $19.7 million, or 11% of total revenue during the three months ended June 30, 2016. The decrease was driven by lower salaries and benefits of $2.1 million during the three months ended June 30, 2017 compared to the same prior year period resulting from higher labor dollars that were capitalized for internally developed software projects in 2017, as well as eliminating certain Yodle positions. In addition, facilities expense declined by approximately $0.4 million in the comparable periods partially due to exiting the New York, New York space as noted above.

General and Administrative Expenses. General and administrative expenses increased $2.7 million to $21.3 million, or 11% of total revenue, during the three months ended June 30, 2017, as compared to $18.6 million, or 10% of total revenue during the three months ended June 30, 2016. The increase was due to higher general and administrative expenses of $2.3 million from higher incentive-based benefits, as well as $0.2 million of increased indirect taxes.

Restructuring Expense. For the three months ended June 30, 2016, restructuring expense was $0.8 million, primarily from terminating certain Yodle employees. There were no restructuring charges during the quarter ended June 30, 2017.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.9 million to $17.4 million during the three months ended June 30, 2017 from $22.3 million during the three months ended June 30, 2016. Amortization expense declined as certain Network Solutions' intangible assets became fully amortized. In addition, amortization of Yodle intangible assets was lower during the three months ended June 30, 2017 compared to same prior year period as the estimate of the intangible valuation acquired was finalized during the third quarter of 2016, which resulted in a reduction of amounts allocated to definite-lived intangibles. Depreciation expense decreased by $0.1 million during the three months ended June 30, 2017.

Interest Expense, net. Net interest expense totaled $8.1 million and $8.7 million for the three months ended June 30, 2017 and 2016, respectively. Included in the interest expense for each of the three months ended June 30, 2017 and 2016, was $3.7 million of deferred financing fee and loan origination discount amortization. Loan interest expense, excluding amortization, decreased $0.5 million during the second quarter ended June 30, 2017, compared to the second quarter of 2016, primarily due to higher overall lower levels during the current year quarterly period ended.

Income Tax Expense. We recorded income tax expense of $6.8 million and $0.5 million during the three months ended June 30, 2017 and 2016, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences primarily driven by stock compensation estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

Comparison of the results for the six months ended June 30, 2017 to the six months ended June 30, 2016.

The operations of DonWeb.com began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on January 31, 2017. The operations of Yodle began integrating with the existing legacy Web.com operations immediately following the closing of the acquisition on March 9, 2016. As such, our results of operations including revenue is not specifically segregated subsequent to these acquisitions, nor would it be indicative of each of the standalone entities.

Included in the six months ended June 30, 2016 are adjustments for the correction of an immaterial error in the classification of infrastructure costs, which were previously classified within the cost of revenue financial statement line item but have been reclassified to technology and development. In addition, in an effort to report operating expenses in a manner more in line with functional areas and to simplify the related accounting, the Company has changed its classification of certain information technology related operating expenses from general and administrative expenses to technology and development expenses. This reclassification was applied retrospectively to all periods presented. The Company also reclassified customer support costs previously included in cost of revenue to sales and marketing on a prospective basis. See Note 1, The Company and Summary of Significant Accounting Policies, for a summary of the changes reflected herein.

Revenue

	Six months ended June 30,
	2017	2016
	(unaudited, in thousands)
Revenue:
Subscription	367,859	329,312
Professional services and other	3,991	3,304
Total revenue	$371,850	$332,616

Total revenue increased to $371.9 million in the six months ended June 30, 2017 from $332.6 million in the six months ended June 30, 2016. Total revenue includes $3.0 million and $14.6 million of unfavorable impact resulting from amortizing into revenue, deferred revenue that was recorded at fair value on the respective acquisition dates. The unfavorable impact decreased $11.6 million during the six months ended June 30, 2017 compared to the same prior period. The remaining $27.7 million increase in revenue during the six months ended June 30, 2017, was driven principally from the inclusion of Yodle for the entire 2017 period compared to a partial period in 2016, as well as increases in lead generation and email revenues. These increases were partially offset by a decline in DIY products, such as hosting and website presence, in addition to lower domain and domain-related product revenues.

Subscription Revenue. Subscription revenue increased during the six months ended June 30, 2017, to $367.9 million from $329.3 million during the six months ended June 30, 2016. The increase was primarily due to the inclusion of Yodle for the entire six months ended June 30, 2017, compared to the inclusion of Yodle for the period from March 9, 2016 through June 30, 2016. In addition, subscription revenue increased due to the drivers discussed above.

Professional Services and Other Revenue. Professional services revenue increased 21% to $4.0 million in the six months ended June 30, 2017 from $3.3 million for the six months ended June 30, 2016. The increase was principally driven by a higher volume of custom design professional services.

Cost of Revenue and Operating Expenses

	Six months ended June 30,
	2017	2016
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$116,450	$108,809
Sales and marketing	100,141	102,562
Technology and development	34,324	32,358
General and administrative	41,108	35,296
Restructuring expense	312	914
Asset impairment	143	—
Depreciation and amortization	35,834	38,186
Total cost of revenue and operating expenses	$328,312	$318,125

Cost of Revenue. Cost of revenue increased 7% or $7.6 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily driven by the inclusion of a full six months of costs associated with Yodle in 2017 compared to a partial period of activity in 2016. Additionally, we incurred $1.2 million of increased software related services and higher online marketing and email costs. Offsetting the increases were declines in the following: partner-related commissions of $2.2 million, hosting expenses of $1.1 million, as well as lower salaries and benefits and domain-related costs.

Sales and Marketing Expenses. Sales and marketing expenses decreased 2% to $100.1 million, or 27% of total revenue, during the six months ended June 30, 2017 from $102.6 million, or 31% of revenue, during the six months ended June 30, 2016. Sales and marketing expenses decreased year over year due to a decline of $14.1 million in marketing expenses, as we strategically focused efforts on reducing certain television, online and affiliate marketing programs partially offset by the inclusion of Yodle for the entire six month period ended June 30, 2017 compared to the same prior year period and an increase in salaries and benefits.

Technology and Development Expenses. Technology and development expenses of $34.3 million, or 9% of total revenue, increased by $2.0 million during the six months ended June 30, 2017, from $32.4 million, or 10% of total revenue during the six months ended June 30, 2016. The increase in technology and developments expenses is principally driving by the inclusion of a full six months of Yodle during the year to date period ended June 30, 2017 compared to the same prior year period. The higher costs were driven from salaries and benefits expenses.

General and Administrative Expenses. General and administrative expenses increased $5.8 million to $41.1 million, or 11% of total revenue, during the six months ended June 30, 2017, as compared to $35.3 million, or 11% of total revenue during the six months ended June 30, 2016. The increase was due to higher general and administrative expenses resulting from the Yodle acquisition and $6.4 million of increased incentive-based compensation. These increases were partially offset by $3.1 million of lower corporate developments costs as a result of the complexity of the Yodle acquisition in 2016.

Restructuring Expense. For the six months ended June 30, 2017 and 2016, restructuring expense was $0.3 million and $0.9 million, respectively, primarily from terminating certain Yodle employees.

Asset impairment. During the six months ended June 30, 2017, we recorded a $0.1 million impairment charge on our domain name inventory.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.4 million to $35.8 million during the six months ended June 30, 2017 from $38.2 million during the six months ended June 30, 2016. Amortization expense decreased by $3.2 million during the six months ended June 30, 2017 as certain intangible assets became fully amortized. In addition, amortization of Yodle intangible assets was lower during the six months ended June 30, 2017 compared to same prior year period as the estimate of the intangible valuation acquired was finalized during the third quarter of 2016, which resulted in a reduction of amounts allocated to definite-lived intangibles partially offset by an increase in amortization expense as a result of reflecting a full six months of Yodle as compared to a partial period in the prior year. Depreciation expense increased by $0.8 million during the six months ended June 30, 2017 which is driven principally by the Yodle acquisition.

Interest Expense, net. Net interest expense amounted to $16.0 million and $14.3 million for the six months ended June 30, 2017 and 2016, respectively. Included in the interest expense for the six months ended June 30, 2017 and 2016, is $7.4 million and $6.7 million of deferred financing fee and loan origination discount amortization, respectively. Loan interest expense, excluding amortization, increased $1.0 million during the six months ended June 30, 2017, compared to the six months ended 2016, primarily due to additional debt incurred from financing the Yodle acquisition in March 2016.

Income Tax Expense. We recorded income tax expense of $12.9 million and $1.5 million during the six months ended June 30, 2017 and 2016, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences primarily driven by stock compensation estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

Outlook. For the remainder of 2017, we expect stability to modest sequential growth in our non-GAAP revenue through the back half of the year driven by our value added services revenue offset by declines in DIY and domains.  For the full year, we anticipate year over year growth primarily due to a full year contribution from our Yodle acquisition.  We expect to generate strong cash flow from operations, which could be used to pay down debt and repurchase common shares.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):

	Six months ended June 30,
	2017	2016
	(unaudited, in thousands)
Net cash provided by operating activities	$76,966	$45,288
Net cash used in investing activities	(19,160)	(312,868)
Net cash (used in) provided by financing activities	(44,792)	257,857
Effect of exchange rate changes on cash	(12)	(33)
Increase (decrease) in cash and cash equivalents	$13,002	$(9,756)

Cash Flows

At June 30, 2017, we had $33.4 million of cash and cash equivalents and $189.6 million in negative working capital, as compared to $20.4 million of cash and cash equivalents and $209.3 million in negative working capital at December 31, 2016. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which is amortized to revenue or expense rather than settled with cash. Also included in the negative working capital as of June 30, 2017 is the deferred consideration of $22.7 million, primarily resulting from the Yodle acquisition and is payable to the sellers on March 9, 2018. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements.

Net cash provided by operating activities for the six months ended June 30, 2017 increased $31.7 million to $77.0 million, primarily driven by the Yodle acquisition. Included in the cash provided by operating activities is $0.8 million and $3.9 million of acquisition-related transaction costs that were paid during the six months ended June 30, 2017 and 2016, respectively. Also contributing to the increase in cash provided by operations and synergies realized from the Yodle acquisition during the six months ended June 30, 2017 compared to the same prior year period, is the absence of funding $6.4 million of letters of credit for Yodle operating leases that occurred during the first quarter of 2016. Partially offsetting the increases were $3.9 million of restructuring related severance and lease payments that have been made in 2017 and an increase in cash paid for interest of $1.9 million in the six months ended June 30, 2017 compared to the same prior period. Finally, the deferred revenue and accrued expense timing was unfavorable during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net cash used in investing activities during the six months ended June 30, 2017 was $19.2 million, as compared to $312.9 million in the six months ended June 30, 2016. The six months ended June 30, 2017 included a payment of $8.6 million for 100% of the outstanding shares of DonWeb.com whereas, the six months ended June 30, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space and $3.0 million for the acquisition of TORCHx. See Note 2, Business Combinations, for additional information surrounding these acquisitions. Capital expenditures of $10.6 million during the six months ended June 30, 2017 increased by $2.3 million when compared to the same period prior year due to increased capitalized labor as a result of building new operational functionality that supports the consolidation of customer transactions and billing platforms, as well as, the development of a lead traffic and advertising spend value reporting platform.

Net cash used in financing activities during the six months ended June 30, 2017, reflects an $18.9 million consideration payment made to the sellers of Yodle on March 9, 2017. The cash provided by financing activities during the six months ended June 30, 2016 includes increases in long term debt from our amended credit agreement to fund the acquisition of Yodle Inc., on March 9, 2016. During the six months ended June 30, 2017 and 2016, common stock repurchases of approximately 0.1 million and 1.0 million common shares totaling $2.1 million and $16.9 million, respectively, were made in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options increased by $7.8 million to $9.0 million in the six months ended June 30, 2017 when compared to the same prior year period. Approximately $3.6 million and $3.2 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the six months ended June 30, 2017 and 2016, respectively. The six months ended June 30, 2017 and 2016 included $1.9 million and $5.7 million of loan origination and lender fees, respectively in connection with the respective May 2017 amendment and March 2016 amendment to the credit agreement. We drew $7.0 million on our revolving credit facility during the six months ended June 30, 2017 in anticipation of funding requirements for the consideration payment to the sellers of Yodle and subsequently repaid the amount in April 2017. The remaining amount outstanding on the revolving credit facility was converted to additional term loan in May 2017. Payments on the term loan amounted to $28.0 million and $4.9 million during the six months ended June 30, 2017 and 2016, respectively.

Debt Covenants

The second amendment to the credit agreement dated May 18, 2017 continues to require that we not exceed a maximum first lien net leverage ratio and that we maintain a minimum consolidated cash interest expense to consolidated EBITDA coverage ratio as set forth in the table below. The first lien net leverage ratio is defined as the total of the outstanding consolidated first lien debt minus up to $50.0 million of unrestricted cash and cash equivalents, divided by consolidated EBITDA. The consolidated interest coverage ratio is defined as consolidated EBITDA divided by consolidated cash interest expense. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, non-cash losses, acquisition-related costs and includes the benefit of annualized synergies due to the Yodle acquisition.

Outstanding debt as of June 30, 2017 for purposes of the First Lien Net Leverage Ratio was approximately $371.3 million. The covenant calculations as of June 30, 2017 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of June 30, 2017	Ratio at June 30, 2017	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 3.65	1.97	1.68
Consolidated Interest Coverage Ratio	Greater than 2.00	9.59	7.59

In addition to the financial covenants listed above, the credit agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreement.

Stock Repurchase Plan

In October 2014, our Board of Directors authorized a plan for the repurchase of up to $100.0 million of our outstanding common shares through December 31, 2016. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Therefore, as of June 30, 2017, there was $108.0 million available for repurchase under this program.

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

Web.com Group, Inc.
Reconciliations of GAAP to Non-GAAP Results
(in thousands, except for per share data)
(unaudited)
	Three months ended June 30,
	2017	2016
Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$186,731	$187,818
Fair value adjustment to deferred revenue	1,328	6,038
Non-GAAP revenue	$188,059	$193,856
Professional services and other revenue	(2,220)	(1,606)
Non-GAAP subscription revenue used in ARPU	$185,839	$192,250
Average subscribers (in thousands)	3,497	3,433
ARPU (Non-GAAP subscription revenue per subscriber over 3 month period)	$17.72	$18.66

Contractual Obligations and Commitments
 We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters for which a loss was reasonably possible or estimable at June 30, 2017.

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

The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017, are set forth below and are unchanged substantively at June 30, 2017.

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
One of our business strategies is to acquire complementary services, technologies or businesses. The success of any future acquisitions, including our acquisitions of Yodle, TORCHx and DonWeb, will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.

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
We were profitable for the years ended December 31, 2016 and 2015 and the three and six months ended June 30, 2017, but we were not profitable for the years ended December 31, 2014, and 2013 and the three and six months ended June 30, 2016 and we may not be profitable in the future.
We were profitable for the years ended December 31, 2016 and 2015 and the three and six months ended June 30, 2017, but we were not profitable for the years ended December 31, 2014, and 2013 and the three and six months ended June 30, 2016 and we may not be profitable in the future. As of June 30, 2017, we had an accumulated deficit of approximately $234.1 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.

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
As of June 30, 2017, we had $404.7 million of aggregate principal amount of our Term Loan and no amounts drawn on our Revolving Credit Facility (defined in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities
Our stock repurchase program announced on November 5, 2014, initially authorized the repurchase of up to $100 million of our outstanding shares of common stock from time to time. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by an additional $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. As of June 30, 2017, the value of common shares repurchased under this program was $92.0 million. The remaining dollar value of shares that may yet be purchased under the publicly announced repurchased program was approximately $108.0 million as of June 30, 2017. No common shares were repurchased during the three months ended June 30, 2017.

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

10.2	Amendment to Credit Agreement, dated as of May 18, 2017, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto.
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
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

Web.com Group, Inc.
(Registrant)

August 4, 2017	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document
2.4	Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (2)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (3)
3.3	Certificate of Ownership and Merger of Registration (4)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (4)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (5)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (6)
10.1
Amendment to Credit Agreement, dated as of February 11, 2016, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (7)

10.2	Amendment to Credit Agreement, dated as of May 18, 2017, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto.
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
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