Form 10-Q
period 2017-09-30
WEB.COM GROUP, INC.
filed 2017-11-08
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Common Stock, par value $0.001 per share, outstanding as of November 1, 2017: 48,741,034

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenue	$188,567	$190,686	$560,416	$523,303

Cost of Revenue and Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	59,414	58,380	175,863	167,189
Sales and marketing	51,026	55,304	151,168	157,867
Technology and development	16,331	15,538	50,655	47,896
General and administrative	20,168	19,094	61,274	54,391
Restructuring expense	424	1,133	736	2,047
Asset impairment	—	1,979	143	1,979
Depreciation and amortization	17,601	21,165	53,435	59,351
Total cost of revenue and operating expenses	164,964	172,593	493,274	490,720

Income from operations	23,603	18,093	67,142	32,583

Interest expense, net	(8,567)	(8,270)	(24,603)	(22,530)
Net income before income taxes	15,036	9,823	42,539	10,053
Income tax expense	(6,735)	(6,477)	(19,676)	(7,976)
Net income	$8,301	$3,346	$22,863	$2,077

Other comprehensive income:
Foreign currency translation adjustments	26	(198)	1	(1,405)
Unrealized gain on investments, net of tax	—	—	1	29
Total comprehensive income	$8,327	$3,148	$22,865	$701

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income per basic common share	$0.17	$0.07	$0.47	$0.04
Diluted earnings per share:
Net income per diluted common share	$0.16	$0.07	$0.45	$0.04

Basic weighted average common shares outstanding	48,888	49,221	49,150	49,296
Diluted weighted average common shares outstanding	51,013	50,771	51,093	50,970

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,744	$20,447
Accounts receivable, net of allowance of $1,473 and $1,695, respectively	24,539	20,567
Prepaid expenses	15,157	12,311
Deferred expenses	63,649	60,217
Other current assets	1,666	1,872
Total current assets	112,755	115,414

Property and equipment, net	57,046	53,132
Deferred expenses	47,393	49,127
Goodwill	882,423	871,751
Intangible assets, net	378,763	413,127
Other assets	22,995	11,282
Total assets	$1,501,375	$1,513,833

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,422	$19,619
Accrued expenses	13,171	14,475
Accrued compensation and benefits	19,430	18,307
Deferred revenue	238,274	230,206
Current portion of debt	31,266	16,847
Deferred consideration	23,122	20,244
Other liabilities	5,553	5,034
Total current liabilities	351,238	324,732

Deferred revenue	189,845	195,859
Long-term debt	634,377	647,294
Deferred tax liabilities	69,595	80,135
Other long-term liabilities	19,627	30,361
Total liabilities	1,264,682	1,278,381

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 48,657,493 and 50,278,137 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	49	50
Additional paid-in capital	582,677	578,486
Treasury stock at cost, 4,509,824 and 3,146,012 shares at September 30, 2017 and December 31, 2016, respectively	(116,255)	(62,430)
Accumulated other comprehensive loss	(4,018)	(4,020)
Accumulated deficit	(225,760)	(276,634)
Total stockholders' equity	236,693	235,452
Total liabilities and stockholders' equity	$1,501,375	$1,513,833
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$22,863	$2,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,435	59,351
Stock based compensation	17,358	15,208
Deferred income taxes	16,658	6,208
Amortization of debt issuance costs and other	11,537	10,315
Asset impairment	143	1,979
Changes in operating assets and liabilities:
Accounts receivable, net	(3,254)	(2,532)
Prepaid expenses and other assets	(5,895)	(10,567)
Deferred expenses	(1,019)	(983)
Accounts payable	(619)	88
Accrued expenses and other liabilities	(17)	(2,105)
Accrued compensation and benefits	338	(2,306)
Deferred revenue	(698)	13,014
Net cash provided by operating activities	110,830	89,747
Cash flows from investing activities
Business acquisitions	(8,587)	(303,262)
Capital expenditures	(16,792)	(17,674)
Other	—	(1,547)
Net cash used in investing activities	(25,379)	(322,483)
Cash flows from financing activities
Stock issuance costs	(21)	(22)
Common stock repurchased	(3,638)	(4,246)
Payments of long-term debt	(42,954)	(4,937)
Payments on revolving credit facility	(66,313)	(50,563)
Proceeds from exercise of stock options	13,128	3,816
Deferred consideration payment	(18,933)	—
Proceeds from borrowings on long-term debt	50,000	200,000
Proceeds from borrowings on revolving credit facility	49,000	115,000
Debt issuance costs	(1,935)	(5,700)
Common stock purchases under stock repurchase plan	(76,463)	(17,464)
Net cash (used in) provided by financing activities	(98,129)	235,884

Effect of exchange rate changes on cash	(25)	(36)

Net (decrease) increase in cash and cash equivalents	(12,703)	3,112
Cash and cash equivalents, beginning of period	20,447	18,706
Cash and cash equivalents, end of period	$7,744	$21,818
Supplemental cash flow information
Interest paid	$13,680	$12,221
Income taxes paid	$3,163	$2,787
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. ("Web.com" or "the Company") provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains and related security products, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. For more information about the Company, please visit http://www.web.com. The information obtained on or accessible through the Company's website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q.
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

Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2017, the consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2017, the Company’s results of operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company's financial position as of September 30, 2017 includes the assets and liabilities of Donweb.com and the results of operations and cash flows include Donweb.com from the acquisition date through September 30, 2017. The results of operations and cash flows include Yodle from the acquisition date through the respective period end dates.

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

Depreciation and Amortization Expense
Depreciation and amortization expenses relate primarily to the Company's intangible assets recorded due to the acquisitions it has completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures.

Foreign Currency Translation
The functional currency of the Company’s Argentinian DonWeb operations and its United Kingdom-based operations is the Argentina Peso and British Pound, respectively. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
In addition, the Company’s foreign operations include a customer service center and an outbound sales center in Canada and a technology center in Buenos Aires, Argentina. The Company records foreign currency transaction gains and losses, and remeasurement of local currencies of these foreign subsidiaries where the functional currency is different from the local foreign currency in the consolidated statements of comprehensive income.

New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting and is effective for fiscal years beginning after December 15, 2016. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, statutory withholding requirements and forfeitures. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded excess tax benefits (ETBs) as income tax expense or benefit in the income statement prospectively as of the beginning of the year of adoption and the Company continued to record shortfalls as a component of income tax expense consistent with historical practices. For interim reporting purposes, the Company reports ETBs and shortfalls as discrete items in the period in which they occur. For the three and nine months ended September 30, 2017, the Company recognized a tax benefit related to the adoption of $0.2 million and $1.1 million, respectively.
In addition, the guidance eliminates the requirement that ETBs be realized before companies can recognize them. The Company applied this part of the guidance using a modified retrospective transition method and recorded a cumulative-effect adjustment for previously unrecognized ETBs in opening retained earnings on January 1, 2017 upon adoption. The cumulative-effect adjustment for federal and state tax purposes is $27.0 million and $2.7 million, respectively. A valuation allowance was recorded on $1.7 million of these deferred tax assets for a portion of the state adjustment to reflect the amount realized on a "more likely than not" basis.
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
Accounting Standards Issued Not Yet Adopted
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Further in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company will apply the standard using a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures, as permitted under Topic 606. The Company has substantially completed its initial evaluation of its customer contracts and related costs to acquire and fulfill contracts and is in the process of designing necessary systematic changes to ascertain the initial and ongoing impact of the new standard on its consolidated financial statements.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for the Company beginning after January 1, 2018, and for interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard will be effective for the Company on January 1, 2018. The adoption is not expected to have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230): Restricted Cash, which states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance will be effective for the Company beginning January 1, 2018, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, the Company will present restricted cash, which is currently included in other assets, with the cash and cash equivalents balances in the cash flow statement.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for the Company beginning after January 1, 2018, including interim periods within those periods. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. For public companies, the amended guidance is effective for the Company beginning after January 1, 2020. The adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This standard is effective for the Company beginning January 1, 2018, including interim periods within those periods. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480) And Derivatves And Hedging (Topic 815): Accounting For Certain Financial Instruments With Down Round Features, Replacement of the Indefinite Deferral For Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. The new guidance changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of the new guidance affects any entity that issues financial instruments that include down round features. The amendments in Part I of this Update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share.
Part I is effective for the Company beginning January 1, 2019 and Part II did not require transition guidance as the amendment did not have an accounting effect. The adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.

2. Business Combinations
Acquisition of DonWeb.com
On January 31, 2017, the Company acquired DonWeb.com, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company may pay the seller additional consideration of up to $2.0 million on January 31, 2021, present valued to $1.7 million as of the acquisition date, for total consideration of $10.3 million. In addition, the agreement includes a four-year earnout provision that entitles the seller up to $3.0 million of consideration contingent upon the post-acquisition business performance and employment. Earnout amounts are recorded as compensation expense. Transaction costs associated with the acquisition were not significant and the results of operations from DonWeb during the three and nine months ended September 30, 2017 were not material for disclosure herein.
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

As of September 30, 2017
Tangible current assets	$1,370
Property plant and equipment	2,331
Domain/Trade names	1,074
Non-competes	218
Customer relationships	1,655
Other non current assets	2,849
Goodwill	10,957
Current liabilities	(1,617)
Deferred revenue	(2,860)
Other long term liabilities	(5,629)
Purchase price consideration	$10,348
The Company is still reviewing information surrounding intangible assets, certain assets and liabilities, income taxes and deferred revenue. These items may result in changes to the Company's preliminary purchase price allocation. The preliminary non-competes and customer relationships will be amortized over 4 years and 3 years respectively. The domain and trade names are indefinite life intangible assets and are not amortized.
Acquisition of Yodle

On March 9, 2016, the Company executed an Agreement and Plan of Merger (the "Merger Agreement) with Yodle, Inc., a Delaware corporation ("Yodle"), and Shareholder Representative Services, LLC, a Colorado limited liability company. The Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company paid an additional $18.9 million on March 9, 2017 and will pay $22.0 million on the second anniversary date of the closing, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.3 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected as a general and administrative expense in the consolidated statements of comprehensive income. The Company has accounted for the acquisition of Yodle using the acquisition method as required by ASC 805.

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared the unaudited condensed pro forma financial information to reflect the consolidated results of operations as though the Yodle acquisition had occurred on January 1, 2016 for the nine months ended September 30, 2016. The Company has made adjustments to the historical Web.com and Yodle financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Yodle for the entire periods presented.

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

During the three months ended September 30, 2017 and 2016, 1.8 million and 3.6 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive. During the nine months ended September 30, 2017 and 2016, 2.8 million and 3.7 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 6, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and nine months ended September 30, 2017 and 2016.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$8,301	$3,346	$22,863	$2,077

Basic weighted average common shares outstanding	48,888	49,221	49,150	49,296
Dilutive effect of stock options	1,541	1,281	1,389	1,347
Dilutive effect of restricted shares	584	269	551	327
Dilutive effect of performance shares	—	—	3	—
Diluted weighted average common shares outstanding	51,013	50,771	51,093	50,970

Net income per basic common share	$0.17	$0.07	0.47	0.04

Net income per diluted common share	$0.16	$0.07	$0.45	$0.04

4. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2016, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the nine months ended September 30, 2017.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively (in thousands):

	September 30, 2017	December 31, 2016
Goodwill balance at beginning of period	$974,045	$741,439
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	871,751	639,145
Goodwill acquired during the period- DonWeb- Note 2, Business Combinations	10,957	—
Goodwill acquired during the period- Yodle- Note 2, Business Combinations	—	231,612
Goodwill acquired during the period- TORCHx- Note 2, Business Combinations	—	2,266
Foreign currency translation adjustments (1)	(285)	(1,272)
Goodwill balance at end of period, net *	$882,423	$871,751

* Gross goodwill balances were $984.7 million as of September 30, 2017 and $974.0 million as of December 31, 2016. These include accumulated impairment losses of $102.3 million.

(1) The foreign currency translation adjustments are from translating the goodwill acquired from the July 2014 Scoot and January 2017 Donweb acquisitions at the current balance sheet date.

The Company’s intangible assets are summarized as follows (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$160,894	$—	$160,894
Definite-lived intangible assets:
Customer relationships	325,347	(178,600)	146,747	5.8
Developed technology	280,605	(210,637)	69,968	4.2
Other	8,675	(7,521)	1,154	1.0
Total *	$775,521	$(396,758)	$378,763
* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, had minimal affect on total intangible assets at of September 30, 2017.

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

The weighted-average amortization period for the amortizable intangible assets remaining as of September 30, 2017 is approximately 5.3 years. Total amortization expense was $12.3 million and $15.5 million for the three months ended September 30, 2017 and 2016, respectively. Total amortization expense was $37.3 million and $43.6 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the amortization expense for the remainder of the year ended December 31, 2017, and the next five years and thereafter is as follows (in thousands):

2017 (remainder of year)	$11,927
2018	44,962
2019	41,223
2020	38,536
2021	37,677
2022	26,433
Thereafter	17,111
Total	$217,869

5. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a subsidiary of Alliance Data Systems Corporation, a personalized digital marketing platform. The Company incurred $0.1 million of expense related to services provided by Conversant during each of the three months ended September 30, 2017 and 2016. The Company incurred $0.5 million and $0.5 million of expense related to services provided by Conversant during the nine months ended September 30, 2017 and 2016, respectively. For the three and nine months ended September 30, 2017, the Company repurchased 3.0 million shares of common stock for $74.4 million from Okumus Fund Management Ltd. under the share repurchase program (Note 11).

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

As of September 30, 2017 and December 31, 2016, the carrying value of the debt and equity component was $248.0 million and $47.8 million and $239.2 million and $47.8 million, respectively. The unamortized debt discount of $10.8 million as of

September 30, 2017 will be amortized over the remaining life of ten months using the effective interest method. The Company has included $216.7 million of the 2018 Notes as long-term debt based upon our intent and ability to refinance these obligations.

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

The Term Loan and loans under the Revolving Credit Facility initially bore interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin equal to 3.00% per annum, or the prime lending rate plus an applicable margin equal to 2.00% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. Effective August 2017, the Company's interest rate on these loans was reduced to the LIBOR rate plus the applicable margin of 2.00% per annum as a result of reaching certain financial covenant ratios. The Company must also pay (i) a commitment fee of 0.40% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
The Company has $226.1 million of available borrowings under the Revolving Credit Facility as of September 30, 2017.
Outstanding long-term debt and the interest rates in effect at September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving Credit Facility maturing 2021, 3.23% based on LIBOR plus 2.00%	$32,000	$47,094
Term Loan due 2021, 3.23% based on LIBOR plus 2.00% less unamortized discount of $4,102 at September 30, 2017, effective rate of 3.58%	385,632	377,851

Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $10,796 at September 30, 2017, effective rate of 5.88%	248,011	239,196
Total Outstanding Debt	665,643	664,141
Less: Current Portion of Long-Term Debt	(31,266)	(16,847)
Long-Term Portion	$634,377	$647,294

Debt discount and issuance costs

The Company recorded $3.9 million and $3.6 million of expense from amortizing debt issuance and discount costs during each of the three months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, $10.7 million and $10.3 million of amortization expense was recorded, respectively.

Total estimated principal payments due for the next four years as of September 30, 2017 are as follows:

Year 1	$32,620
Year 2	36,708
Year 3	44,128
Year 4	567,028
Total principal payments	$680,484

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(4,018)	$(4,019)
Unrealized loss on investments	—	(1)
Total accumulated other comprehensive loss	$(4,018)	$(4,020)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of September 30, 2017 and December 31, 2016 due to the short maturity of these items. As of September 30, 2017, the fair value and carrying value of the Company’s 2018 Notes totaled $257.0 million and $248.0 million, respectively. As of December 31, 2016, the fair value and carrying value of the Company's 2018 Notes was $248.6 million and $239.2 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of

September 30, 2017 and December 31, 2016. See Note 6, Long-term Debt, for additional information surrounding the amendment.
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

The Company recorded income tax expense of $6.7 million and $6.5 million during the three months ended September 30, 2017 and 2016, and $19.7 million and $8.0 million during the nine months ended September 30, 2017 and 2016, respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences, primarily driven by stock compensation costs estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

10. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $6.9 million in standby letters of credit as of September 30, 2017, $1.9 million of which were issued under the Revolving Credit Facility.

Legal Proceedings

On July 13, 2017, the Company was named as a defendant in a lawsuit in the United States District Court for the Middle District of Florida. The plaintiff in the case alleges that the Company infringed upon certain copyrights, misappropriated trade secrets, breached contracts, and violated the Florida Deceptive and Unfair Trade Practices Act.  The plaintiff seeks damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported claims, which it will vigorously pursue. On October 20, 2017, the Court entered a preliminary injunction against the Company, which the Company appealed on October 24, 2017.  The appeal is still pending.  Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any claim, and legal and factual issues in dispute, the outcome of this case cannot be predicted and a range of loss, if any, cannot currently be estimated.

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
Equity Incentive Plans
The Company has the 2014 Equity Incentive Plan for the issuance of stock-based compensation, including but not limited to, common stock options and restricted shares to employees. In addition, the Company’s plan provides for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues shares out of treasury stock, if available, upon the exercise of stock options, otherwise new shares of common stock are issued. Restricted shares are issued out of common stock when they are granted.
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
Performance Shares
During the first quarter of 2017 and 2016, the Compensation Committee of the Board of Directors approved the issuance of performance share equity awards. The targeted number of shares under a 100 percent payout scenario for each of the 2017 and 2016 awards granted are 0.2 million shares and 0.2 million shares, respectively, earned over the three year vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the three months ended September 30, 2017 and 2016 was approximately and $0.8 million and $0.3 million, respectively. Compensation expense for the nine months ended September 30, 2017 and 2016 was $2.7 million and $0.8 million respectively. The 2016 tranche of the performance share award resulted in a payout of 43% of the target shares, or approximately 41 thousand shares during the first quarter of 2017. During the nine months ended September 30, 2017, approximately 17 thousand shares totaling $0.3 million were withheld by the Company for minimum income tax withholding requirements.
Stock Options

Compensation expense related to the Company’s stock option plans was $1.8 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively. Compensation expense for the nine months ended September 30, 2017 and 2016 was $5.8 million and $7.2 million, respectively. During the three months ended September 30, 2017 and 2016, 0.3 million and 0.5 million common shares were issued for options exercised, respectively. During the nine months ended September 30, 2017 and 2016, 0.9 million and 0.6 million common shares were issued for options exercised, respectively. During the nine months ended September 30, 2017 and 2016, 1.0 million and 1.3 million options were granted, respectively. The weighted-

average grant-date fair value of an option granted during the nine months ended September 30, 2017 and 2016 was $8.63 and $8.12, respectively.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Below are the ranges of assumptions used in calculating the fair value of options granted during the following periods:

	Nine months ended September 30,
	2017			2016
Risk-free interest rate	1.84%	-	1.98%	1.11%	-	1.39%
Dividend yield	N/A			N/A
Expected life (in years)	5.02	-	5.07	4.97	-	5.19
Volatility	42.77%	-	44.67%	52.21%	-	53.82%

 Restricted Stock

Compensation expense related to restricted stock plans for the three months ended September 30, 2017 and 2016, was approximately $3.1 million and $2.2 million, respectively. Compensation expense for the nine months ended September 30, 2017 and 2016 was $8.8 million and $7.3 million, respectively. During the nine months ended September 30, 2017 and 2016, approximately 0.2 million and 0.2 million shares totaling approximately $3.2 million and $3.5 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended September 30, 2017 and 2016, 15 thousand and 0.2 million restricted common shares were granted, respectively. During the nine months ended September 30, 2017 and 2016, 0.9 million and 0.8 million restricted common shares were granted, respectively. This excludes the Yodle restricted stock awards discussed above. The weighted-average grant-date fair value of restricted stock granted during the three months ended September 30, 2017 and 2016 was $22.80 and $17.07, respectively. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2017 and 2016 was $20.47 and $17.70, respectively.

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

The aggregate amount remaining available for repurchase under this program was $33.6 million at September 30, 2017. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended September 30, 2017, the Company repurchased 3.0 million shares for a total of $74.4 million. During the three months ended September 30, 2016, the Company repurchased approximately 32 thousand common shares for a total of $0.6 million. During the nine months ended September 30, 2017 and 2016, the Company repurchased approximately 3.1 million and 1.0 million common shares, respectively. The total amount repurchased during the nine months ended September 30, 2017 and 2016 was $76.5 million and $17.5 million, respectively.

12. Subsequent Events

On November 1, 2017, the Company acquired substantially all of the assets and certain liabilities of Acquisio, Inc. for a purchase price of approximately $9.7 million.

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

We believe presenting non-GAAP revenue and average revenue per subscriber is useful to investors, because they describe the operating performance of the Company. We use these non-GAAP measures as important indicators of our past performance and in planning and forecasting performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.

Overview

Web.com Group, Inc. ("Web.com", the "Company" or "We") provides a full range of internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains and related security products, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. For more information about the company, please visit http://www.web.com. The information obtained on or accessible through the Company's website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q.

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

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by the measurement period in months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $1.2 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively. The fair market value adjustments were $4.2 million and $16.7 million for the nine months ended September 30, 2017 and 2016, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Depreciation and Amortization Expense

Depreciation and amortization expenses relate primarily to our intangible assets recorded due to the acquisitions we have completed, as well as depreciation expense from computer and other equipment, internally developed software, furniture and fixtures, and building and improvement expenditures. Depreciation is expected to remain flat for the remainder of 2017, while amortization expense is expected to continue to decline as a result of certain intangible assets becoming fully amortized.

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

Results of Operations

Comparison of the results for the three months ended September 30, 2017 to the three months ended September 30, 2016

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

The following table sets forth our key business metrics:

	Three months ended September 30,
	2017	2016
	(unaudited)
Ending Subscribers as of September 30,	3,460,000	3,447,000
Net subscriber (reductions) additions(1)	(30,000)	5,000
Average revenue per user (monthly)	$18.04	$18.47

(1) The net subscriber reduction during the three months ended September 30, 2017, includes a decrease of approximately 6,000 subscribers that is an adjustment to final subscriber counts related to the DonWeb.com acquisition from January 1, 2017.

Subscriber counts decreased by approximately 30,000 subscribers during the three months ended September 30, 2017, as compared to an increase of approximately 5,000 subscribers during the three months ended September 30, 2016. The decline in subscriber counts was in part driven by a shift in our sales strategy towards higher ARPU services, which results in lower new customer additions.  Our rolling twelve month retention rate as of September 30, 2017 was 84.4% compared to 86.0% during the same prior year period. The retention rate was essentially flat during the third quarter of 2017 when compared sequentially to the second quarter ended June 30, 2017. Relative to our large base of domain subscribers, Yodle’s products are higher churn, which we continue to view as an opportunity for improvement.  In addition, the overall mix shift away from domain subscribers negatively impacted retention.  During the nine months ended September 30, 2017, we continued to make progress positioning our product portfolio and aligning our sales channels to improve customer satisfaction and ultimately retention.

Revenue

	Three months ended September 30,
	2017	2016
	(unaudited, in thousands)
Revenue:
Subscription	$186,758	$188,771
Professional services and other	1,809	1,915
Total revenue	$188,567	$190,686

Total revenue decreased to $188.6 million in the three months ended September 30, 2017 from $190.7 million in the three months ended September 30, 2016. Total revenue for the respective 2017 and 2016 periods includes $1.2 million and $2.1 million of unfavorable impact resulting from amortizing deferred revenue. The unfavorable impact decreased $0.9 million during the three months ended September 30, 2017, compared to the same prior period. The deferred revenue resulted from acquisition fair value adjustments recorded during 2017 and 2016. The remaining $3.0 million decrease in revenue during the three months ended September 30, 2017 when compared to the same prior year period, resulted primarily from lower Yodle products revenues, as well as decreased Do-It-Yourself ("DIY") website volumes. These declines in revenue were partially offset by an increase in our vertical marketing solutions revenue and higher online marketing, lead generation and email revenues.

Subscription Revenue. Subscription revenue decreased during the three months ended September 30, 2017, to $186.8 million from $188.8 million during the three months ended September 30, 2016. The decrease is primarily due to drivers mentioned above, excluding the $0.1 million unfavorable impact from custom design website services.

Professional Services and Other Revenue. Professional services revenue of $1.8 million was 6% lower in the three months ended September 30, 2017 down from $1.9 million for the three months ended September 30, 2016. The slight decrease was principally driven by a lower volume of custom design professional services.

Cost of Revenue and Operating Expenses

	Three months ended September 30,
	2017	2016
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$59,414	$58,380
Sales and marketing	51,026	55,304
Technology and development	16,331	15,538
General and administrative	20,168	19,094
Restructuring expense	424	1,133
Asset impairment	—	1,979
Depreciation and amortization	17,601	21,165
Total cost of revenue and operating expenses	$164,964	$172,593

Cost of Revenue. Cost of revenue increased $1.0 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase was due to higher online marketing, email and domain related expenses, offset by a decrease in partner-related commissions, as well as declines in salaries and benefits. In addition, the inclusion of the operating costs from the DonWeb acquisition that closed on January 31, 2017 contributed to the increase in cost of revenue during the three months ended September 30, 2017 compared to the same prior year period.

Sales and Marketing Expenses. Sales and marketing expenses decreased 8% or $4.3 million to $51.0 million, or 27% of total revenue, from $55.3 million, or 29% of revenue, for the comparable periods. The decline of $3.1 million was primarily due to lower marketing expenses as we strategically focused efforts on reducing certain online, television and affiliate marketing expenses. In addition, salaries and benefits decreased $0.7 million mainly driven by lower headcount and facilities expense declined $0.8 million from exiting two of the three floors of the Yodle New York, New York office, as well as exiting the St. Lucia call center facility. Offsetting the above declines in costs were incremental costs resulting from the acquisition of DonWeb in January 2017.

Technology and Development Expenses. Technology and development expenses of $16.3 million, or 9% of total revenue, increased by $0.8 million during the three months ended September 30, 2017 from $15.5 million, or 8% of total revenue during the three months ended September 30, 2016. The increase was driven by $0.7 million of higher salaries and benefits principally driven from a decline in internally developed software projects in the comparable periods. Additionally, software maintenance and security expenses increased $0.6 million during the three months ended September 30, 2017 when compared to the same prior year period. These increases were partially offset by lower facilities expenses due to exiting the New York, New York space as noted above.

General and Administrative Expenses. General and administrative expenses increased $1.1 million to $20.2 million, or 11% of total revenue, during the three months ended September 30, 2017, as compared to $19.1 million, or 10% of total revenue during the three months ended September 30, 2016. The increase was due to $0.7 million of higher legal and corporate development expenses as well as $0.5 million of additional salaries and incentive-based benefits during the third quarter ended September 30, 2017 when compared to the same prior year period. Partly offsetting these increases was a $0.3 million decline in regulatory fees.

Restructuring Expense. The three months ended September 30, 2017 includes a $0.4 million restructuring charge from adjusting the estimated real estate taxes on our New York office lease that was previously vacated. The three months ended September 30, 2016 included restructuring expense of $1.1 million, primarily from terminating certain Yodle employees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.6 million to $17.6 million during the three months ended September 30, 2017 from $21.2 million during the three months ended September 30, 2016. Amortization expense declined as certain Network Solutions' intangible assets became fully amortized. Depreciation expense decreased by $0.4 million during the three months ended September 30, 2017 compared to the same prior year period, as certain assets acquired with the Network Solutions acquisition became fully depreciated.

Interest Expense, net. Net interest expense totaled $8.6 million and $8.3 million for the three months ended September 30, 2017 and 2016, respectively. Included in the interest expense for each of the three months ended September 30, 2017 and 2016, respectively, was $4.1million and $3.6 million, primarily from amortizing deferred financing fees and loan origination discounts. Loan interest expense, excluding amortization, decreased $0.2 million during the third quarter ended September 30, 2017, compared to the third quarter of 2016, primarily due to lower overall debt levels during the current year quarterly period ended.

Income Tax Expense. We recorded income tax expense of $6.7 million and $6.5 million during the three months ended September 30, 2017 and 2016, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences primarily driven by stock compensation estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

Comparison of the results for the nine months ended September 30, 2017 to the nine months ended September 30, 2016.

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

Revenue

	Nine months ended September 30,
	2017	2016
	(unaudited, in thousands)
Revenue:
Subscription	$554,616	$518,084
Professional services and other	5,800	5,219
Total revenue	$560,416	$523,303

Total revenue increased to $560.4 million for the nine months ended September 30, 2017 from $523.3 million for the nine months ended September 30, 2016. Total revenue includes $4.2 million and $16.7 million of unfavorable impact resulting from amortizing into revenue, deferred revenue that was recorded at fair value on the respective acquisition dates, during the nine months ended September 30, 2017 and 2016, respectively. The unfavorable impact decreased $12.5 million during the nine months ended September 30, 2017 compared to the same prior period. The remaining $24.6 million increase in revenue during the nine months ended September 30, 2017, was driven principally from the inclusion of Yodle for the entire 2017 period compared to a partial period in 2016, as well as increases in lead generation and email revenues. These increases were partially offset by a decline in DIY products, such as hosting and website presence, in addition to lower domain and domain-related product revenues.

Subscription Revenue. Subscription revenue increased during the nine months ended September 30, 2017, to $554.6 million from $518.1 million during the nine months ended September 30, 2016. The increase was primarily due to the inclusion of Yodle for the entire nine months ended September 30, 2017, compared to a partial period in 2016. In addition, subscription revenue increased due to the drivers discussed above.

Professional Services and Other Revenue. Professional services revenue increased 11% to $5.8 million for the nine months ended September 30, 2017 from $5.2 million for the nine months ended September 30, 2016. The increase was principally driven by a higher volume of custom design professional services.

Cost of Revenue and Operating Expenses

	Nine months ended September 30,
	2017	2016
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$175,863	$167,189
Sales and marketing	151,168	157,867
Technology and development	50,655	47,896
General and administrative	61,274	54,391
Restructuring expense	736	2,047
Asset impairment	143	1,979
Depreciation and amortization	53,435	59,351
Total cost of revenue and operating expenses	$493,274	$490,720

Cost of Revenue. Cost of revenue increased 5% or $8.7 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase was primarily driven by the inclusion of a full nine months of costs associated with Yodle in 2017 compared to a partial period of activity in 2016. Additionally, we incurred $1.2 million of increased software related services and $0.7 million of higher email costs. Offsetting the increases were declines in the following: partner-related commissions of $3.4 million, hosting expenses of $1.0 million, as well as $1.1 million of lower salaries and benefits.

Sales and Marketing Expenses. Sales and marketing expenses decreased 4% to $151.2 million, or 27% of total revenue, during the nine months ended September 30, 2017 from $157.9 million, or 30% of revenue, during the nine months ended September 30, 2016. Sales and marketing expenses decreased year over year due to a decline of $17.4 million in marketing expenses, as we strategically focused efforts on reducing certain television, online and affiliate marketing programs partially offset by the inclusion of Yodle for the entire nine month period ended September 30, 2017 compared to the same prior year period and a $4.8 million increase in salaries and benefits.

Technology and Development Expenses. Technology and development expenses of $50.7 million, or 9% of total revenue, increased by $2.8 million during the nine months ended September 30, 2017, from $47.9 million, or 9% of total revenue during the nine months ended September 30, 2016. The increase in technology and development expense is principally driven by $2.6 million of higher salaries and benefits as well as an increase of $0.8 million in software and security costs during the nine months ended September 30, 2017 compared to the same prior year period. These additional costs were partially offset by lower facilities costs from exiting two floors of Yodle's New York City leased office space.

General and Administrative Expenses. General and administrative expenses increased $6.9 million to $61.3 million, or 11% of total revenue, during the nine months ended September 30, 2017, as compared to $54.4 million, or 10% of total revenue during the nine months ended September 30, 2016. The increase was due to higher general and administrative expenses resulting primarily from $7.9 million of increased incentive-based compensation, $1.0 million of higher software maintenance and $1.1 million of increased legal and accounting costs. These increases were partially offset by $2.9 million of lower corporate development costs as a result of the complexity of the Yodle acquisition in 2016.

Restructuring Expense. For the nine months ended September 30, 2017 and 2016, restructuring expense was $0.7 million and $2.0 million, respectively, primarily from terminating certain Yodle employees. The nine months ended September 30, 2017 also includes a $0.4 million lease restructuring charge from adjusting the estimated real estate taxes on our New York office space lease that was previously vacated.

Asset impairment. During the nine months ended September 30, 2017 and 2016, we recorded a $0.1 million and $2.0 million impairment charge on our domain name inventory, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.9 million to $53.4 million during the nine months ended September 30, 2017 from $59.4 million during the nine months ended September 30, 2016. Amortization expense decreased by $6.3 million during the nine months ended September 30, 2017 as certain Network Solutions' intangible assets became fully amortized. Depreciation expense increased by $0.4 million during the nine months ended September 30, 2017 which is driven principally by the Yodle acquisition, partially offset by certain fixed assets becoming fully depreciated.

Interest Expense, net. Net interest expense amounted to $24.6 million and $22.5 million for the nine months ended September 30, 2017 and 2016, respectively. Included in the interest expense for the nine months ended September 30, 2017 and 2016, is $11.5 million and $10.3 million, primarily from amortizing deferred financing fees and loan origination discounts, respectively. Loan interest expense, excluding amortization, increased $0.8 million during the nine months ended September 30, 2017, compared to the nine months ended 2016, primarily due to the additional debt incurred from financing the Yodle acquisition in March 2016.

Income Tax Expense. We recorded income tax expense of $19.7 million and $8.0 million during the nine months ended September 30, 2017 and 2016, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2017 and 2016 reflects the impact of net unfavorable permanent book-tax differences primarily driven by stock compensation estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

Outlook. For the fourth quarter of 2017, we expect stability in our non-GAAP revenue compared to the third quarter of 2017.  For the full year, we anticipate year over year growth primarily due to a full year contribution from our Yodle acquisition.  We expect to generate strong cash flow from operations, which could be used to pay down debt, repurchase common shares or fund other corporate development activities.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30, (in thousands):

	Nine months ended September 30,
	2017	2016
	(unaudited, in thousands)
Net cash provided by operating activities	$110,830	$89,747
Net cash used in investing activities	(25,379)	(322,483)
Net cash (used in) provided by financing activities	(98,129)	235,884
Effect of exchange rate changes on cash	(25)	(36)
Net (decrease) increase in cash and cash equivalents	$(12,703)	$3,112

Cash Flows

At September 30, 2017, we had $7.7 million of cash and cash equivalents and $238.5 million in negative working capital, as compared to $20.4 million of cash and cash equivalents and $209.3 million in negative working capital at December 31, 2016. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which is amortized to revenue or expense rather than settled with cash. Also included in the negative working capital as of September 30, 2017 is the deferred consideration of $23.1 million, primarily resulting from the Yodle acquisition and is payable to the sellers on March 9, 2018. In addition, the current portion of long term debt increased $14.4 million to $31.3 million as of September 30, 2017. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements. We have included the majority of the 2018 Notes as long-term debt based upon our intent and ability to refinance these obligations.

Net cash provided by operating activities for the nine months ended September 30, 2017 increased $21.1 million to $110.8 million, primarily driven by the higher operating cash flows stemming from the March 2016 Yodle acquisition. Included in the cash provided by operating activities is $3.9 million of acquisition-related transaction costs that were paid during the nine months ended September 30, 2016. Also contributing to the increase in cash provided by operations during the nine months ended September 30, 2017 compared to the same prior year period, is the absence of funding $6.4 million of letters of credit for Yodle operating leases that occurred during the first quarter of 2016. Partially offsetting the increases were $4.1 million of restructuring related severance and lease payments that have been made in 2017 and an increase in cash paid for interest of $1.5 million in the nine months ended September 30, 2017 compared to the same prior period. Finally, deferred revenue was unfavorable during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Net cash used in investing activities during the nine months ended September 30, 2017 was $25.4 million, as compared to $322.5 million in the nine months ended September 30, 2016. The nine months ended September 30, 2017 included a payment of $8.6 million for 100% of the outstanding shares of DonWeb.com whereas, the nine months ended September 30, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space and $3.0 million for the acquisition of TORCHx. See Note 2, Business Combinations, for additional information surrounding these acquisitions. Capital expenditures of $16.8 million during the nine months ended September 30, 2017 decreased by $0.9 million when compared to the same period prior year. The capital expenditures during the nine months ended September 30, 2017, were primarily related to building new operational functionality that supports the consolidation of customer transactions and billing platforms, as well as, the development of a lead traffic and advertising spend value reporting platform.

Net cash used in financing activities during the nine months ended September 30, 2017, reflects an $18.9 million consideration payment made to the sellers of Yodle on March 9, 2017. The cash provided by financing activities during the nine months ended September 30, 2016 includes increases in long term debt from our amended credit agreement to fund the acquisition of Yodle Inc., on March 9, 2016. During the nine months ended September 30, 2017 and 2016, common stock repurchases of approximately 3.1 million and 1.0 million common shares totaling $76.5 million and $17.5 million, respectively, were made in connection with our stock repurchase program announced on November 5, 2014, of which for the nine months ended September 30, 2017, $74.4 million was paid to Okumus Fund Management Ltd. for 3.0 million shares. Proceeds received from the exercise of stock options increased by $9.3 million to $13.1 million in the nine months ended September 30, 2017 when compared to the same prior year period. Approximately $3.6 million and $4.2 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the nine months ended September 30, 2017 and 2016, respectively. The nine months ended September 30, 2017 and 2016 included $1.9 million and $5.7 million of loan origination and lender fees, respectively in connection with the respective May 2017 amendment and March 2016 amendment to the credit agreement. We drew $49.0 million on our revolving credit facility during the nine months ended September 30, 2017; $7.0 million was drawn in anticipation of funding requirements for the consideration payment to the sellers of Yodle and subsequently repaid the amount in April 2017, while $42.0 million was drawn in the third quarter of 2017 to partially fund the repurchase of common shares, of which, $10.0 million was subsequently repaid. The beginning of the year balance on the revolving credit facility of approximately $49.3 million was converted to additional term loan in May 2017. Payments on the term loan amounted to $43.0 million and $4.9 million during the nine months ended September 30, 2017 and 2016, respectively. Payments on the revolving credit facility of $50.6 million were made during the nine months ended September 30, 2016.

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

Outstanding debt as of September 30, 2017 for purposes of the First Lien Net Leverage Ratio was approximately $414.0 million. The covenant calculations as of September 30, 2017 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of September 30, 2017	Ratio at September 30, 2017	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 3.65	2.28	1.37

Consolidated Interest Coverage Ratio	Greater than 2.00	9.47	7.47

In addition to the financial covenants listed above, the credit agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreement.

Stock Repurchase Plan

In October 2014, our Board of Directors authorized a plan for the repurchase of up to $100.0 million of our outstanding common shares through December 31, 2016. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Therefore, as of September 30, 2017, there was $33.6 million available for repurchase under this program.

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

Web.com Group, Inc.
Reconciliations of GAAP to Non-GAAP Results
(in thousands, except for per share data)
(unaudited)
	Three months ended September 30,
	2017	2016
Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$188,567	$190,686
Fair value adjustment to deferred revenue	1,202	2,108
Non-GAAP revenue	$189,769	$192,794
Professional services and other revenue	(1,809)	(1,915)
Non-GAAP subscription revenue used in ARPU	$187,960	$190,879
Average subscribers (in thousands)	3,472	3,445
ARPU (Non-GAAP subscription revenue per subscriber over 3 month period)	$18.04	$18.47

Contractual Obligations and Commitments
 We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On July 13, 2017, the Company was named as a defendant in a lawsuit in the United States District Court for the Middle District of Florida. The plaintiff in the case alleges that the Company infringed upon certain copyrights, misappropriated trade secrets, breached contracts, and violated the Florida Deceptive and Unfair Trade Practices Act.  The plaintiff seeks damages in an unspecified amount. The Company believes that it has meritorious defenses against these purported claims, which it will vigorously pursue. On October 20, 2017, the Court entered a preliminary injunction against the Company, which the Company appealed on October 24, 2017.  The appeal is still pending.  Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any claim, and legal and factual issues in dispute, the outcome of this case cannot be predicted and a range of loss, if any, cannot currently be estimated.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017, are set forth below and are unchanged substantively at September 30, 2017.

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
We were profitable for the years ended December 31, 2016 and 2015 and the three and nine months ended September 30, 2017 and 2016, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future.
We were profitable for the years ended December 31, 2016 and 2015 and the three and nine months ended September 30, 2017 and 2016, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future. As of September 30, 2017, we had an accumulated deficit of approximately $225.8 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
As of September 30, 2017, we had $389.7 million of aggregate principal amount of our Term Loan and $32.0 million drawn on our Revolving Credit Facility (defined in Note 6, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, including the operations of Yodle upon the consummation of that transaction, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities

Share repurchase activity during the three months ended September 30, 2017, was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (*)
July 1-July 31, 2017	—	$—	—	$107,952,891
August 1-August 31, 2017	—	$—	—	$107,952,891
September 1-September 30, 2017	3,000,000	$24.79	$74,382,000	$33,570,891
Total	3,000,000	$24.79	$74,382,000	$33,570,891

(*)
The share repurchases, totaling $74.4 million in the three months ended September 30, 2017, were made under our stock repurchase program announced on November 5, 2014, which initially authorized the repurchase of up to $100 million of our outstanding shares of common stock from time to time. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by an additional $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Therefore, as of September 30, 2017, there was $33.6 million available for repurchase under this program. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document
2.4	Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (1)
2.5	Amendment No. 1 to Agreement and Plan of Merger dated February 11, 2016 by an among the Company, Barton Creek, Web.com LLC and Yodle, Inc. (2)
3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (3)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (4)

3.3	Certificate of Ownership and Merger of Registration (5)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (5)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (6)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (7)
10.1
Amendment to Credit Agreement, dated as of February 11, 2016, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (8)

10.2	Amendment to Credit Agreement, dated as of May 18, 2017, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (9)
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (10)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL information is being furnished with this Form 10-Q, not filed
________________________

(1)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 17, 2016, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on March 11, 2016, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 16, 2016, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant's current report on Form 10-Q (000-51595), filed withe the SEC on August 4, 2017

(10)
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

Web.com Group, Inc.
(Registrant)

November 7, 2017	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)