Form 10-K
period 2017-12-31
WEB.COM GROUP, INC.
filed 2018-02-23
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,010,242,713 as of June 30, 2017 based on the closing sale price of the common stock as quoted by the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and each director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this calculation as such persons may deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose.
Common Stock, par value $0.001 per share, outstanding as of February 20, 2018: 48,956,360

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III of this Form 10-K.

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

Item 1. Business.
Web.com Group, Inc. (referred to as "we", “the Company”, “Web.com Group, Inc.” or “Web.com” herein) provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions. Headquartered in Jacksonville, Florida, Web.com is a publicly traded company (NASDAQ: WEB) serving approximately 3.4 million customers, primarily in North America, with approximately 3,600 employees in North America, South America and the United Kingdom.
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
On January 31, 2017, Web.com acquired DonWeb, located in Rosario, Argentina. DonWeb is a web hosting and domain registration company catering to the Latin American market.
On November 1, 2017, Web.com acquired certain assets and liabilities of Acquisio, Inc, located in Brossard, Canada. Acquisio provides machine-learning technology to online advertising management.
Market Opportunity
Web.com's focus is to help small businesses succeed online. Small business owners, including sole proprietors, have limited support staff and must devote most of their time to running the daily operations of their businesses. They often have limited knowledge of how to build a web presence and market their business online and limited time to acquire the skills to do so. At the same time, there is growing acceptance among these small business owners that an effective Internet presence is critical to their marketing efforts and there is evidence that these businesses are shifting their marketing budgets from traditional media to online channels.

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
Our Services and Products
Our goal is to provide a broad range of web services and products that enable small businesses to establish, maintain, promote, and optimize their online presence. Customers can subscribe to bundled products that meet a variety of needs, and which can be enhanced with additional services. Alternatively, they can choose to purchase ‘a la carte’ services and products.
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
Do-It-For-Me Web Solutions
We created these services to allow Web.com to undertake virtually all of the work associated with building, maintaining, marketing and enhancing a business online to ultimately drive leads to the small business owner. Since access to these services is through an affordable monthly subscription, these businesses can have an effective online presence with a minimum outlay of resources. We bundle the most needed products in an efficient manner so the small business owner can focus on his or her core business while the responsibility for making sure the website is optimized for business generation is outsourced to Web.com. Some of our DIFM solutions include:

•	Custom Website. A custom website with built-in marketing, analytics and hosting.

•	Local Business Listings. Enables websites to be promoted in the most frequently searched directories.

•	Facebook. Design or update our customers' Business Profile page on Facebook including advertising and postings.

•	eCommerce. Design, setup and configure the online store and shopping cart.

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

•
Website Builder. Our Website Builder package is an easy-to-use website building tool that enables users to quickly and easily launch and customize their website design.  In addition, we combine our easy-to-use DIY tools with our customer support and coaching to assist our customers in building their website.

Online Marketing Services
Business success on the Internet begins with a compelling website, but is only fully realized when the website is “found,” prominently displayed by the various search engines, and ultimately when potential customers are motivated to contact the business. We sell a variety of products and services designed to increase the potential that a website receives prominence in the major search engines like Google TM and Bing, and we have expertise in providing pay-per-click advertising as well. Our online marketing proficiency has been recognized by our selection as a Google Premier Partner. Some of our online marketing products include:

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

•
Lead Stream. A service offered by Web.com to research relevant keywords in the customer’s industry which in turn helps the Company to create ads designed to bring traffic to the customer's website. When prospects search for a service, they are driven to a lead generation site to request a quote, and then leads are delivered to the subscriber’s computer or phone for follow up.

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

Sales Channels
The sales organization for our web services and products comprises several distinct sales channels, including:
Online.  We primarily promote our services through the Web.com, Network Solutions.com, Yodle.com and Register.com websites. To drive potential customers to these sites, we engage in online marketing and advertising campaigns. Our partners also promote our services by including our products on their websites and by including services in their ongoing marketing and promotional efforts with their customers.
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
Product Marketing.   We often promote products through digital and television advertising. In addition to legacy ads supporting our Custom Website and Facebook TM by Web.com solutions, we sometimes use branded spots, which describe us and feature real customers who have derived significant business value from our solutions.
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
Branding.   In 2012, we entered a 10-year agreement to become the umbrella sponsor of the renamed Web.com Tour and an official marketing partner of the PGA TOUR. As a sponsor, our brand name has gained heightened visibility, and we believe this relationship will help us reach our target market of small business owners.
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

Marketing
Our marketing activities are principally focused on acquiring new subscribers and promoting additional products and services to our existing customers. Our marketing activities include:

•
Websites: Web.com, NetworkSolutions.com, Register.com, Leads.com, Leads by Web.com, 1ShoppingCart.com, RenovationExperts.com, SolidCactus.com, Submitawebsite.com, Scoot.co.uk, Snapnames.com, Yodle.com, DonWeb.com and Acquisio.com;

•Search engine and other online advertising;
•Targeted e-mail and direct response campaigns to prospects and customers;
•Affiliate programs; and
•Sponsorships.

Customers

As of December 31, 2017, we had approximately 3.4 million customers. We generally target small businesses with less than 20 employees. We seek to create long-term relationships with these businesses by helping them leverage the Internet as a channel to promote and grow their business.
Data Centers

We maintain major operational facilities in Jacksonville, Florida; Atlanta, Georgia; Austin, Texas; Herndon, Virginia; New York, New York; Spokane, Washington; Hazleton, Pennsylvania; Barrie, Ontario; New Glasgow, Nova Scotia; and Yarmouth, Nova Scotia for most of our internal operations. These facilities are monitored through our redundant Network Operations Centers (NOC); which are staffed 24 hours a day, seven days a week. The servers that provide our customers’ website data to the Internet are located within third-party co-location facilities in Jacksonville, Florida, Atlanta, Georgia, New York, New York and Montreal, Quebec. We are in the process of migrating the legacy Yodle co-location centers into our Atlanta and Jacksonville co-locations. These co-location facilities have a secured network infrastructure including intrusion detection at the router level, full network traffic monitoring, end point monitoring, data collection and event reporting. Our contract obligates our co-location provider to provide us a secured space within their overall data center. The facilities are secured through card-key numeric entry and biometric access. Infrared detectors are used throughout the facility. In addition, the co-location facilities are staffed 24 hours a day, seven days a week, with experts to manage and monitor the carrier networks and network access. The co-location facilities also provide multiple Internet carriers to help ensure bandwidth is available to our customers. The availability of electric power at the co-location facilities is provided through multiple uninterruptible power supply and generator systems should power supply fail at any of our major facilities.

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

Intellectual Property
Our success and ability to compete is dependent in significant part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. As of December 31, 2017, we owned 43 issued U.S. patents. We also have several additional patent applications pending but not yet issued.
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
Employees
As of December 31, 2017, we had approximately 3,600 employees. None of our employees are represented by unions. We consider the relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
One of our business strategies is to acquire complementary services, technologies or businesses. The success of any future acquisition, including our acquisition of DonWeb and Acquisio, will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.
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

Successful integration of Web.com's and an acquired company's operations, products and personnel may place a significant burden on the combined company's management and internal resources. Challenges of integration include the combined company's ability to incorporate acquired products and business technology into its existing product offerings, and its ability to sell the acquired products through Web.com's existing or acquired sales channels. Web.com may also experience difficulty in effectively integrating the different cultures and practices of the acquired company, as well as in assimilating its broad and geographically dispersed personnel. Further, the difficulties of integrating the acquired company could disrupt the combined company's ongoing business, distract its management focus from other opportunities and challenges, and increase the combined company's expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the combined company's business, financial condition and operating results.
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
In 2015, we were subject to an unauthorized breach of one of our computer systems. If our security measures are breached again as a result of third-party action, employee error or otherwise, and as a result our customers' or end users' data becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to detect, remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although we have insurance in place that covers such incidents, the cost of a breach or cyberattack could well exceed any such insurance coverage.
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
As of December 31, 2017, we had $389.7 million of aggregate principal amount of our Term Loan and $10.0 million of Revolving Credit Facility (defined in Note 4, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. We entered into an Amendment to Credit Agreement, dated as of February 11, 2016, which became effective on March 9, 2016, of our Term Loan and Revolving Credit Facility pursuant to which certain of our lenders have provided an additional $200.0 million of senior secured term loans, the proceeds of which, together with $115.0 million of revolving loans and cash on hand, was used to fund the acquisition of Yodle. We further amended the credit agreement on May 18, 2017 ("Second Amendment") and under the Second Amendment our creditors issued us an incremental $50.0 million of secured Term Loan and an incremental $110.0 million of borrowing capacity on the Revolving Credit Facility with maturity dates that were commensurate with the Amended Credit Agreement. The Company used the proceeds from the incremental Term Loan to repay the then outstanding amount drawn on the Revolving Credit Facility at the date of closing.
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

We offer our products across several operating systems and through the Internet. Mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting eCommerce. We are dependent on the functionality of our products with third-party mobile devices and mobile operating systems, as well as web browsers that we do not control. Any changes in such devices, systems or web browsers that impact the functionality of our products or give preferential treatment to competitive products could adversely affect usage of our products. In addition, because a growing number of our customers access our products through mobile devices, we are dependent on the interoperability of our products with mobile devices and operating systems. Improving mobile functionality is integral to our long-term product development and growth strategy. In the event that our customers or endusers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.

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
We were profitable for the years ended December 31, 2017, 2016 and 2015, but we may not be profitable in the future.
We were profitable for the years ended December 31, 2017, 2016 and 2015, but we may not be profitable in future years. As of December 31, 2017, we had an accumulated deficit of approximately $195.0 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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
If we fail to refinance our 2018 Notes which are due on August 15, 2018, and we utilize the remainder of our borrowing capacity under our current credit facility, our ability to do further acquisitions or increas capital expenditures using cash will be curtailed.
The outstanding 2018 Notes are due on August 15, 2018, and we will need to either refinance the 2018 Notes or utilize our existing bank facilities to pay off such 2018 Notes on the due date. We cannot assure you that additional alternative financing will be available on favorable terms, if at all. Further, if we draw down on our existing credit facilities to pay off the obligations under the 2018 Notes, our ability to do further acquisitions or increase capital expenditures may be limited unless we obtain additional borrowing limits from our banks. We cannot assure you that increased borrowing limits will be available on favorable terms, if at all.
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
As of December 31, 2017, the Company has U.S. Federal NOLs of approximately $182.2 million available to offset future taxable income and expire between 2020 and 2036. These NOLs are subject to various limitations under Section 382 of the Internal Revenue Code, as amended (the “Code”). If the Company experiences any future “ownership change” as defined in Section 382 of the Code, the Company's ability to further utilize its U.S. Federal NOLs could be limited. Similar results could apply to our U.S. state NOLs because the states in which we operate generally follow Section 382.
As of December 31, 2017, the Company also had $57.5 million of NOLs in the United Kingdom ("UK") related to Scoot, of which the substantial portion was incurred in pre-acquisition periods. Although not subject to expiration, pre-acquisition NOLs could be eliminated under certain circumstances, as determined under applicable tax laws in the United Kingdom, in the three year periods both before and after the acquisition date. Although the Company does not believe the pre-acquisition NOLs are subject to any such limitations to date, future activities could subject these NOLs to limitation. As of December 31, 2017, the Company continues to maintain a full valuation allowance against its net deferred tax asset in the UK, excluding indefinite lived intangibles, as it more likely than not that these net deferred tax assets will not be realized. The net deferred tax values related to the net UK deferred tax assets and associated valuation allowance increased as a result of changes in foreign exchange rates during the year.
The Company's ability to use its NOLs will also depend on the amount of taxable income generated in future periods. The U.S. NOLs may expire before the Company can generate sufficient taxable income to utilize the NOLs.
The accounting method for convertible debt securities that may be settled in cash, such as the 2018 Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification ("ASC") ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2018 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the 2018 Notes is that the equity component is required to be included in the additional paid-in-capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2018 Notes. As a result, we will be required to record a greater amount of non-cash interest expense from the amortization of the discounted carrying value of the 2018 Notes to their face amount over the term of the 2018 Notes, which would result in lower net income or increased net loss in our financial results, as well as potentially impact the trading price of our common stock and the trading price of the 2018 Notes.
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

•	other claims based on the nature and content of Internet materials;

•	user privacy (including but not limited to General Data Protection Regulation) and security issues;

•	consumer protection;

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
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
Substantial change to tax policies and other regulations may have an impact on our business. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and recorded a $22.9 million net tax benefit in the fourth quarter of 2017 as result of the legislation enactment. The estimates are subject to the finalization of management's analysis related to such matters, including but not limited to developing interpretations of the provisions of the Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. The final analysis of the Act will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete. We cannot predict the impact, if any, of these changes to our business. Any future changes that may be enacted are not incorporated and until we know what additional changes are enacted, we will not know whether in total we will benefit from, or will be negatively affected by, the changes.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The Company owns a 32,780 square foot building in Spokane, Washington, in which a web services sales center is located. In addition, we lease the following principal facilities:

	Location	Square Feet	Lease Expiration
Headquarters and principal administrative, finance, and marketing operations	Jacksonville, FL	112,306	July 2019
Sales and customer support operations center	Austin, TX	97,153	August 2021
Technology administrative center	Herndon, VA	43,874	August 2025
Sales and customer support operations center	Hazleton, PA	39,429	January 2023
Sales and customer support operations center	Scottsdale, AZ	36,503	February 2028
Sales and customer support operations center	Charlotte, NC	34,462	February 2024
Sales and customer support operations center	Jacksonville, FL	31,720	July 2019
Sales and customer support operations center	Yarmouth, Nova Scotia, Canada	30,400	January 2018
Technology, sales and customer support operations center	New York, NY	83,639(*)	April 2024
Sales and customer support operations center	New Glasgow, Nova Scotia, Canada	25,770	September 2026
Sales and customer support operations center	Halifax, Nova Scotia, Canada	11,270	May 2022
Technology administrative center	Buenos Aires, Argentina	10,000	December 2019
Technology administrative center	Brossard, Quebec, Canada	17,417	August 2023
Sales and customer support operations center	Stockton, England, United Kingdom	10,000	March 2022
Technology administrative center	Atlanta, GA	9,959	November 2021
(*) Effective January 2017, the Company has subleased 55,758 square feet of this lease through the lease expiration date of April 2024.

Item 3. Legal Proceedings.
On July 13, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Middle District of Florida. The plaintiff in the case alleges that the Company infringed upon certain copyrights, misappropriated trade secrets, breached contracts, and violated the Florida Deceptive and Unfair Trade Practices Act in connection with the Company’s Ignite products.  The plaintiff seeks damages in an unspecified amount, plus the recovery of its costs and attorneys’ fees incurred in the suit. The Company believes that it has meritorious defenses against the asserted claims and is no longer offering the afore mentioned products for sale. A preliminary injunction against the Company was entered and the appeal is pending.  The Company has reserved an immaterial amount which it determined to be commensurate with the liability, damage and coverage issues presented by the subject claims at this early stage of the pending lawsuit. It is also not currently possible to reasonably estimate the amount or range of any amounts that the Company may be required to pay as damages in the event that liability is found against the Company in excess of the amount reserved without plaintiff providing more detail on its claims and without expert discovery on the damage and apportionment issues presented by the claims.
From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. Although the results of these legal actions in which we are involved cannot be predicted with any certainty, we believe that the resolution of these legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. Defending these legal actions in which we are involved is costly and can impose significant burden on management and there can be no assurance that favorable final outcomes will be obtained. At December 31, 2017, there were no material legal matters for which a loss is reasonably possible or estimable other than the item noted above.

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

	2017		2016
	High	Low	High	Low
First Quarter	$22.50	$18.40	$20.17	$15.71
Second Quarter	$25.55	$17.25	$20.49	$16.21
Third Quarter	$25.95	$21.65	$19.37	$16.43
Fourth Quarter	$25.80	$20.60	$21.20	$12.90

The closing price for our common stock as reported by the NASDAQ Global Select Market on February 20, 2018 was $17.55 per common share. As of February 20, 2018, there were 704 stockholders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plan
Refer to Notes 11 and 12 in the consolidated financial statements included in Item 15 for required information.
Issuer Purchases of Equity Securities
There were no share repurchases during the three months ended December 31, 2017. Cumulative repurchases of 7.9 million common shares totaling $166.2 million have been made since we announced our stock repurchase program on November 5, 2014, which authorized the repurchase of up to an aggregate of $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, expired on December 31, 2016. In October 2016, the Company's Board of Directors authorized that the share repurchase program of the Company's outstanding securities be extended through December 31, 2018 and be increased by an additional $100.0 million. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. The approximate dollar value of shares that may yet be purchased under the program is $33.8 million.

Stock Performance Graph
The graph below compares the cumulative 5-Year total return provided shareholders on Web.com Group, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the RDG Internet Composite index and two customized peer groups of thirteen companies and eleven companies respectively, whose individual companies are listed in footnotes 1 and 2 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2012 and its relative performance is tracked through December 31, 2017.
(1) There are nine companies included in the company's first customized peer group which are: Angi Homeservices Inc., Comscore Inc., Concurrent Technologies Plc, Cornerstone Ondemand Inc., Endurance International Group Holdings Inc., Godaddy Inc., Internap Corp, Verisign Inc. and Zillow Group Inc.

(2) The ten companies included in the company's second customized peer group are: Angi Homeservices Inc., Cimpress Nv, Costar Group Inc., Endurance International Group Holdings Inc., Envestnet Inc., Godaddy Inc., J2 Global Inc., Pandora Media Inc., Verisign Inc. and Zillow Group Inc.
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference to any filing of Web.com under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2017 (2)(3)(6)(7)	2016 (2)(3)(6)	2015 (3)	2014 (1,3)	2013 (1,3)
	(in thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss):
Revenue	$749,261	$710,505	$543,461	$543,937	$492,315
Income from operations	$88,615	$44,704	$61,714	$37,663	$10,241
Net income (loss)	$53,629	$3,990	$89,961	$(12,458)	$(65,664)
Basic income (loss) per common share	$1.10	$0.08	$1.79	$(0.24)	$(1.34)
Diluted income (loss) per common share	$1.06	$0.08	$1.72	$(0.24)	$(1.34)
Basic weighted average common shares outstanding	48,629	49,262	50,243	50,920	48,947
Diluted weighted average common shares outstanding	50,654	50,880	52,442	50,920	48,947

	As of December 31,
	2017 (7)	2016 (6)	2015	2014 (5)	2013 (5)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,976	$20,447	$18,706	$22,485	$13,806
Working capital deficiency (4)	$(219,906)	$(209,318)	$(167,671)	$(117,987)	$(118,872)
Total assets	$1,496,243	$1,513,833	$1,157,339	$1,237,579	$1,275,723
Long-term debt	$630,358	$647,294	$411,409	$500,262	$554,718
Accumulated deficit	$(194,996)	$(276,634)	$(280,624)	$(370,585)	$(358,127)
Total stockholders' equity	$274,636	$235,452	$238,177	$174,090	$170,045

1.
The Consolidated Statements of Comprehensive Income (Loss) includes a $1.8 million and $20.7 million loss from extinguishing long-term debt during the years ended December 31, 2014 and 2013, respectively. In addition, a $0.4 million gain from the sale of an equity method investment was recorded during the year ended December 31, 2013.

2.
The Consolidated Statements of Comprehensive Income for the year ended December 31, 2017 includes an asset impairment charge of $0.2 million primarily related to abandoning certain technology and $0.1 million from writing down domain inventory names and the year ended December 31, 2016 includes an asset impairment charge of $7.1 million for leasehold improvements that were abandoned as part of exiting the operating lease acquired in the March 2016 Yodle acquisition and $2.0 million from writing down domain name inventory.

3.
Included in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, 2014, and 2013 is income tax expense of $1.9 million, $10.3 million, $21.5 million and $21.3 million, respectively. Included in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015 is $48.3 million of income tax benefit. The Company adopted the Act in the fourth quarter of 2017, which contributed a tax benefit of $22.9 million. The Company released $68.8 million of valuation allowance on its deferred tax assets in the fourth quarter of 2015. See Note 13, Income Taxes, for information on these transactions.

4.
The working capital deficiency at December 31, 2017, 2016, 2015, 2014 and 2013 is due primarily to the current portion of deferred revenue, partially offset by deferred expenses and deferred tax assets, which is amortized to revenue or expense/benefit rather than settled with cash. As of December 31, 2017, 20Aleda16 and 2015, our working capital deficiency does not include an offset for deferred tax assets due to the effects of the adoption of Accounting Standards Update ("ASU ") 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities and any related valuation allowance to be classified as non-current on our Consolidated Balance Sheets. Prior periods were not retrospectively adjusted.

5.
The Company retrospectively adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of 2015. The impact on the Consolidated Balance Sheets resulted in a decrease of total assets of $2.0 million as of December 31, 2013. Long-term debt decreased by $1.8 million as of December 31, 2013. The current portion of debt decreased $4 thousand and $0.2 million as of December 31, 2014 and 2013, respectively.

6.
The Consolidated Statement of Comprehensive Income includes the operations of Yodle from March 9, 2016 through December 31, 2016. The Consolidated Balance Sheet contains the assets and liabilities of Yodle as of December 31, 2016.

7.
The Consolidated Statement of Comprehensive Income includes the operations of DonWeb from January 31, 2017 through December 31, 2017 and includes the operations of Acquisio from November 1, 2017 through December 31, 2017. The Consolidated Balance Sheet contains the assets and liabilities of DonWeb and Acquisio as of December 31, 2017. In addition, the Company adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, using the modified retrospective transition method and recorded a cumulative-effect adjustment of $28.0 million for previously unrecognized excess tax benefits in opening accumulated deficit on January 1, 2017.

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
We believe presenting non-GAAP operating income and Adjusted EBITDA measures are useful to investors, because they describe the operating performance of the Company, excluding some recurring charges that are included in the most directly comparable measures calculated and presented in accordance with GAAP. We use these non-GAAP measures as important indicators of our past performance and in planning and forecasting our performance in future periods. The non-GAAP financial information we present may not be comparable to similarly-titled financial measures used by other companies, and investors should not consider non-GAAP financial measures in isolation from, or in substitution for, financial information presented in compliance with GAAP.
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

In March 2016, we completed the acquisition of 100% of the outstanding shares of Yodle, Inc., a Delaware corporation, ("Yodle"). Yodle provides cloud-based local marketing solutions for small businesses with approximately 1,400 employees and 53,000 subscribers. With the Yodle platform, we are able to provide our customers with an online, mobile and social presence, and automate, manage and optimize our customers' marketing activities and other consumer interactions. Yodle's solutions are highly integrated and designed to be easy-to-use, helping businesses navigate the rapidly evolving, technologically challenging and highly fragmented digital marketing landscape without having to invest a significant amount of time and money.
In January 2017, we completed the acquisition of DonWeb, located in Rosario, Argentina, and is a web hosting and domain registration company catering to the Spanish-speaking market.

On November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc., located in Brossard, Quebec, a business software provider of online advertising management.
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

We define net subscriber additions in a particular period as the gross number of subscribers added during the period, less subscriber cancellations during the period. For this purpose, we only count subscribers as those customers whose subscriptions have extended beyond the free trial period, if applicable.

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
Customer Retention Rate (Retention Rate)
Customer retention rate is defined as the trailing twelve month retention metric which we measure as the subscribers at the end of the period divided by the sum of the subscribers at the beginning of the period and the new subscribers added during the last twelve months. Customer cancellations in the trailing twelve months include cancellations from subscriber additions, which is why we include subscriber additions in the denominator. Retention rate is the key metric that allows management to evaluate whether we are retaining our existing subscribers in accordance with our plans.
Average Revenue per User (Subscriber)
Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly subscription non-GAAP revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of users at the end of the quarter, divided by three months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustment was $6.5 million, $18.4 million, and $15.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. ARPU is a key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies and estimates are described in more detail in Note 1, The Company and Summary of Significant

Accounting Policies, to our consolidated financial statements included in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
We account for our multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. We may sell multiple products or services to customers at the same time. For example, we may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria are met: the delivered products or services has value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. We consider a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Our products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. We assign value to the separate units of accounting in multiple element arrangements using the relative selling price method which is calculated by taking the standalone selling price of each unit to the total selling price of the arrangement, multiplied by the total sales price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.
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
Goodwill and Intangible Assets
ASC 350, Intangibles-Goodwill and Other, permits an entity to first assess qualitative factors to determine whether it is more likely than not (likelihood of greater than 50%) that the fair value of indefinite-lived intangible assets and goodwill balances are less than their carrying amount as a basis for determining whether it is necessary to perform the quantitative test which is also described in ASC 350. However, we continue to perform the quantitative tests to determine whether the carrying value of our indefinite-lived intangible assets and our goodwill is impaired during the year ended December 31, 2017. We test goodwill using one reporting unit. We use a market approach to test our goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of our calculation, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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
The results of these analyses indicated that our indefinite-lived intangible assets and our goodwill were not impaired at December 31, 2017. See Note 6, Goodwill and Intangible Assets, in the consolidated financial statements for additional information.
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
Income Taxes
We record a provision for income taxes using the asset and liability method. Recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain using a "more likely than not" threshold. In making such assessments, the Company considers the expected reversals of our existing deferred tax liabilities within the applicable jurisdictions and carry forward periods, based on our existing Section 382 limitations. The Company does not consider deferred tax liabilities related to indefinite lived intangibles or tax deductible goodwill as a source of future taxable income. Additionally, the determination of the amount of deferred tax assets which are more likely than not to be realized is also dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  A valuation allowance is recorded to reflect the amount of our deferred tax assets that are more likely than not to be realized based on the above methodology. We review the adequacy of the valuation allowance on an ongoing basis and adjust our valuation allowance in the appropriate period, if applicable.
Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. We record a valuation allowance to reduce our deferred tax assets to the net amount we believe is more likely than not to be realized. At December 31, 2017 the valuation allowance of $30.4 million was primarily related to certain foreign and state net operating losses ("NOLs") that we are not expected to realize.
We record liabilities for uncertain tax positions related to federal, state and foreign income taxes in accordance with ASC 740, Income Taxes. These liabilities reflect the Company’s best estimate of its ultimate income tax liability based on the tax code, regulations, and pronouncements of the jurisdictions in which we do business. Estimating our ultimate tax liability involves significant judgments regarding the application of complex tax regulations across many jurisdictions. If the Company’s actual results differ from estimated results, our effective tax rate and tax balances could be affected. As such, these estimates may require adjustment in the future as additional facts become known or as circumstances change. If applicable, we will adjust the tax provision in the appropriate period.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded $22.9 million net tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount consisted of $22.3 million, net of the valuation allowance impact, related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, a $1.9 million benefit from the reversal of a liability associated with the prior year earnings and profits, a $0.8 million one-time transition tax on the mandatory deemed repatriation of foreign earnings based on cumulative foreign earnings of $5.1 million and a $0.5 million tax expense related to writing off certain deferred tax assets associated with the deductibility of certain compensation amounts.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that $22.9 million was the estimated benefit from the implementation of the Act was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.
See Note 13, Income Taxes, for more information

Results of Operations
Management's Discussion and Analysis includes the results of operations and cash flows of Yodle from March 9, 2016 through December 31, 2016, DonWeb from January 31, 2017 through December 31, 2017 and Acquisio from November 1, 2017 through December 31, 2017. See Note 5, Business Combinations, for additional information surrounding the acquisition.
We commence integrating acquisitions into our operations immediately following the closing of the acquisition, as such our results of operations, including revenue and ARPU, are not specifically segregated subsequent to the acquisition, nor would it be indicative of each of the standalone entities.
Comparison of the results for the year ended December 31, 2017 to the results for the year ended December 31, 2016
The following table sets forth our key business metrics for the years ended December 31:

	For the year ended December 31,
	2017	2016

Ending subscribers as of December 31,	3,410,989	3,457,572
Net subscriber changes *	(46,583)	105,018
Customer retention rate	84.5%	85.4%
Average revenue per user (monthly)	$17.98	$17.67
* The metrics for the year ended December 31, 2017 include the operating results and approximately 68,000 customers of DonWeb and Acquisio from the respective acquisition dates and the metrics for the year ended December 31, 2016 include the operating results and approximately 53,000 customers of Yodle from the March 9, 2016 acquisition.

Net subscribers decreased 46,583 during the year ended December 31, 2017 compared to an increase of 105,018 during the year ended December 31, 2016. The net subscriber additions during the year ended December 31, 2017 include the customers acquired in the DonWeb and Acquisio acquisitions and the subscriber additions during the year ended December 31, 2016 include the customers acquired in the March 2016 acquisition of Yodle, Inc. Excluding the the acquired customers, net subscribers decreased during the year ended December 31, 2017, when compared to the same prior year period due to our strategic focus on higher ARPU products. Our rolling twelve month customer retention rate as of December 31, 2017 was 84.5% compared to 85.4% during the same prior year period. While retention rates remain stable, the overall retention rate declined slightly in 2017.

The average revenue per user was $17.98 for the year ended December 31, 2017 as compared to $17.67 during the same period ended December 31, 2016. The increase in average revenue per subscriber is primarily due to a shift in the mix of sales of our vertically integrated solutions.
Revenue

	For the year ended December 31,
	2017	2016
	(in thousands)
Revenue:
Subscription	$741,655	$703,562
Professional services and other	7,606	6,943
Total revenue	$749,261	$710,505

Total revenue increased to $749.3 million in the year ended December 31, 2017, from $710.5 million in the year ended December 31, 2016. Total revenue during the year ended December 31, 2017 and 2016, includes the impact of amortizing into revenue the deferred revenue recorded at fair value from acquisitions of approximately $6.5 million and $18.4 million, respectively. The unfavorable impact decreased $11.9 million during the year ended December 31, 2017 compared to the same prior period principally due to the Yodle deferred revenue acquired in March 2016 and subsequently amortized. The remaining $26.9 million increase in revenue during the year ended December 31, 2017 is principally due to recognizing a full year of revenue from the March 2016 acquisition of Yodle, the January 2017 acquisition of DonWeb and the May 2016 acquisition of TORCHx. In addition, we realized increased revenue from our Leadstream product, Lighthouse website revenues, online marketing and email services. The increases were partially offset by decreases in domain-related revenues, hosting, and DIY website revenues due to a shift in investing resources away from DIY products.
Subscription Revenue. Subscription revenue increased during the year ended December 31, 2017, to $741.7 million from $703.6 million during the year ended December 31, 2016. The increase was primarily due to the drivers discussed above.
Professional Services and Other Revenue. Professional services revenue increased 10% to $7.6 million in the year ended December 31, 2017 from $6.9 million in the year ended December 31, 2016 due to a higher volume of eCommerce design revenue.
Cost of Revenue and Operating Expenses

	For the year ended December 31,
	2017	2016
	(in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	$236,530	$224,032
Sales and marketing	201,543	210,294
Technology and development	69,984	65,800
General and administrative	79,494	74,919
Restructuring charges	1,260	3,617
Asset impairments	291	9,091
Depreciation and amortization	71,544	78,048
Total cost of revenue and operating expenses	$660,646	$665,801

Cost of Revenue. Cost of revenue increased 6% or $12.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 to $236.5 million. The increase was primarily driven from March 2016 acquisition of Yodle and the 2017 acquisition of DonWeb. Excluding the acquisitions, partner-related commissions decreased $4.2 million and hosting costs decreased $1.6 million during the year ended December 31, 2017 compared to the same prior year period.
Sales and Marketing Expenses. Sales and marketing expenses decreased 4% to $201.5 million, or 27% of total revenue during the year ended December 31, 2017 from $210.3 million, or 30% of revenue during the year ended December 31, 2016. Excluding the impact of acquisitions, sales and marketing expenses declined $15.6 million primarily due to lower marketing expenses, as we strategically focused efforts on reducing certain online, television and affiliate marketing expense, partially offset by higher compensation and benefit costs.
Technology and Development Expenses. Technology and development expenses increased 6% to $70.0 million, or 9% of total revenue, during the year ended December 31, 2017, up from $65.8 million, or 9% of total revenue during the year ended December 31, 2016. The increase in technology and development expense is principally driven by $3.4 million of higher salaries and benefits, as well as an increase of $1.5 million in software and security costs during year ended December 31, 2017 compared to the same prior year period. These additional costs were partially offset by lower facilities costs from exiting two floors of Yodle's New York City leased office space.
General and Administrative Expenses. General and administrative expenses increased 6% to $79.5 million, or 11% of total revenue, during the year ended December 31, 2017, up from $74.9 million, or 11% of total revenue during the year ended December 31, 2016. Excluding the additional expenses from the Yodle acquisition, the increase was due to higher incentive-based compensation of $3.8 million, $1.2 million of higher software maintenance costs, $1.8 million of increased legal costs and $0.7 million of additional accounting and tax related fees due to the increased cost of regulatory compliance in foreign jurisdictions. These increases were partially offset by $3.2 million of lower corporate development costs as a result of the complexity of the Yodle acquisition in 2016.
Restructuring Charges. Restructuring charges of $1.3 million and $3.6 million were incurred during the years ended December 31, 2017 and 2016, respectively. The restructuring expense for the year ended December 31, 2017 included $0.5 million of lease restructuring costs from adjusting the estimated real estate taxes on a portion of our New York, New York office lease space, which was exited in December 2016, and severance expense associated with the elimination of certain Yodle positions. An additional $0.5 million of expense resulted from an early lease termination payment for an office in Herndon, Virginia. The lease restructuring costs and severance expense from terminating certain positions associated with Yodle for the year ended December 31, 2016 were $1.4 million and $2.2 million, respectively.
Asset Impairment. The Company recorded $0.3 million in asset impairment charges during the year ended December 31, 2017. The charges included $0.2 million for the impairment of certain technology and $0.1 million of asset impairment charges related to domain name inventory. During the year ended December 31, 2016, asset impairment charges of $9.1 million resulted from a $7.1 million charge for the impairment of leasehold improvements, furniture and fixtures, and office equipment due to exiting a portion of the Yodle offices leased in New York and a $2.0 million charge related to domain name inventory.
Depreciation and Amortization Expense. Depreciation and amortization expense declined from $78.0 million during the year ended December 31, 2016 to $71.5 million during the year ended December 31, 2017. Amortization declined by $7.5 million during the year ended December 31, 2017 as certain Network Solutions' intangible assets became fully amortized. Depreciation expense increased $1.0 million principally from the Yodle and DonWeb acquisitions, partially offset by certain fixed assets becoming fully depreciated.
Interest Expense, net. Net interest expense totaled $33.1 million and $30.5 million for the year ended December 31, 2017 and 2016, respectively. Included in the interest expense for the year ended December 31, 2017 and 2016, is approximately $15.3 million and $14.0 million, respectively, principally from amortizing deferred financing fees and loan origination discounts. Excluding amortization expense, interest expense increased $1.3 million during the year ended December 31, 2017, which is driven from the additional debt financed to acquire Yodle in March of 2016 and 2017 stock repurchases, as well as a slightly higher interest rate. See Note 4, Long-term Debt, for additional information.
Income Tax Benefit/Expense. We recorded a net income tax expense of $1.9 million and $10.3 million during the year ended December 31, 2017 and 2016, respectively. The Company’s income tax expense for the year ended December 31, 2017, includes a $22.9 million net deferred tax benefit of adopting the Tax Cuts and Jobs Act of 2017 (the “Act”) in the fourth quarter of 2017, partially offset by increases in our valuation allowance related to additional book losses attributable to certain foreign and state jurisdictions in which a full valuation allowance was still required. During the year ended December 31, 2017, the valuation allowance increased by $8.1 million. The net increase attributable to the Company's state valuation allowance was $6.6 million, mainly related to increase in state deferred tax assets due to the federal tax rate change. The net increase attributable to the Company's foreign valuation allowance was $1.5 million driven by current year foreign losses in jurisdictions in which a full valuation allowance was still required and foreign currency translation adjustments associated with the underlying foreign net deferred tax assets for which a full valuation allowance was required. See Note 13, Income Taxes, for additional information.
Outlook. For 2018, we will continue to shift resources and further invest in our online marketing services and shift resources away from our DIY offerings to drive revenue growth, as well as focus on improving the retention rate of our Lead Stream customers by integrating the Acquisio technology, continuing to drive productivity gains in our telesales organization and on leveraging the existing base of customers through upsell and cross sell opportunities. Additionally, we continue to expect consistent growth driven by our multi-locations/franchise sales channel. We are targeting modest year over year growth in future quarters with acceleration in the back half of the year driven by our value-added services revenue offset by declines in DIY and domains.  We expect declines in operating costs as we continue to rationalize our infrastructure and consolidate processes across the Company to better develop and more efficiently deliver solutions to our customers. Overall, we expect declines in depreciation and amortization as certain assets fully depreciate. We expect to generate stable to moderate growth in non-GAAP free cash flow which will be used to further invest in the business, pay down debt and repurchase common shares.

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
*The metrics for the year ended December 31, 2016 include the operating results and approximately 53,000 customers of Yodle from the March 9, 2016 acquisition.

Net subscribers increased by 105,018 customers during the year ended December 31, 2016, as compared to an increase of 76,337 customers during the year ended December 31, 2015. The subscriber additions include the customers acquired in the March 2016 acquisition of Yodle. Excluding the acquired customers, the subscribers increased during the year ended December 31, 2016, when compared to the same prior year period due to continued improvements in our customer service and marketing efforts. Our rolling twelve month customer retention rate as of December 31, 2016, was 85.4% compared to 87.5% during the same prior year period. While retention rates remain stable, the overall retention rate declined from the prior period due principally to the inclusion of Yodle's lower retention.

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

Total revenue increased to $710.5 million in the year ended December 31, 2016, from $543.5 million in the year ended December 31, 2015. Total revenue during the year ended December 31, 2016 and 2015, includes the unfavorable impact of $18.4 million and $15.9 million, respectively, from amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date. The unfavorable impact increased $2.5 million during the year ended December 31, 2016 compared to the same prior period principally due to the Yodle deferred revenue acquired in March 2016 and subsequently amortized. The remaining $169.5 million increase in revenue during the year ended December 31, 2016 is also principally due to the March 2016 Yodle acquisition. In addition, we realized increased DIFM website and premium website revenues, as well as increases from online marketing and email revenues. The increases were offset, in part, by decreases in domain-related revenues, hosting, advertising and DIY website revenues.
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
Cost of Revenue and Operating Expenses

	For the year ended December 31,
	2016	2015
	(in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue (excluding depreciation and amortization)	$224,032	$184,751
Sales and marketing	210,294	139,971
Technology and development	65,800	35,529
General and administrative	74,919	64,592
Restructuring charges	3,617	559
Asset impairments	9,091	—
Depreciation and amortization	78,048	56,345
Total cost of revenue and operating expenses	$665,801	$481,747

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
Asset Impairment. The Company recorded $9.1 million of impairment charges during the year ended December 31, 2016. Included was a $7.1 million charge for leasehold improvements that were written off when we exited a portion of the leased space in Yodle's New York, New York headquarters. In addition, $2.0 million of our domain name inventory was impaired during the third quarter ended September 30, 2016.
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
Income Tax Benefit/Expense. We recorded a net income tax expense of $10.3 million and an income tax benefit of $48.3 million during the year ended December 31, 2016 and December 31, 2015, respectively. The Company’s income tax expense for the year ended December 31, 2016, includes the impact of higher stock-based compensation, acquisition-related transaction costs, and other non-deductible compensation costs, as well as a decrease in foreign deferred tax rates and foreign currency translation adjustments when compared to the year ended December 31, 2015. Also included in our income tax expense for the year ended December 31, 2016 is a $2.4 million partial release of our beginning-of-the-year valuation allowance previously recorded against certain net state deferred tax assets that was recorded in the fourth quarter of 2016, after weighing all available evidence to reflect the amount more likely than not to be realized. The year ended December 31, 2015 includes the reversal of $68.8 million of valuation allowance related to certain of our deferred tax assets, resulting in a net benefit for the year. See Note 13, Income Taxes, for additional information.
Liquidity and Capital Resources
The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31, (in thousands):

	2017	2016	2015
Net cash provided by operating activities	$149,820	$132,865	$152,433
Net cash used in investing activities	(38,749)	(326,953)	(16,077)
Net cash (used in) provided by financing activities	(119,936)	200,917	(140,431)
Effect of exchange rate changes on cash	(22)	(63)	(2)
(Decrease) increase in cash and cash equivalents	$(8,887)	$6,766	$(4,077)

Cash Flows Years Ended December 31, 2017 and 2016
As of December 31, 2017, we had $12.0 million of cash and cash equivalents and $219.9 million in negative working capital, as compared to $20.4 million of cash and cash equivalents and $209.3 million in negative working capital as of December 31, 2016. The majority of the negative working capital as of December 31, 2017 and 2016 is due to significant balances of deferred revenue, partially offset by deferred expenses, which are amortized to revenue and expense, respectively, rather than settled with cash. The Company expects cash generated from operating activities to be more than sufficient to meet future working capital and debt servicing requirements. We have included the majority of the 2018 Notes as long-term debt based upon our intent and ability to refinance these obligations.
Net cash provided by operations for the year ended December 31, 2017 increased $17.0 million from the year ended December 31, 2016. Cash provided by operating activities during the year ended December 31, 2017 improved due to the operating cash contributions of Yodle and DonWeb. Offsetting this improvement were higher cash interest payments of approximately $1.8 million due to an increasing one month LIBOR rate during 2017 as well as increased debt for the financing of Yodle and stock repurchases. Included in the cash provided by operating activities during the year ended December 31, 2016 is $3.9 million of acquisition-related transaction costs that were paid during the year, as well as $1.6 million of restructuring-related severance payments that were made. Included in working capital changes for the year ended December 31, 2017 were payments of $3.2 million related to the previously restructured New York office space. The working capital changes for the year ending December 31, 2016 reflect the requirement to fund $5.3 million of letters of credit that are restricted by operating leases of Yodle. In addition, working capital changes were unfavorable during the year ended December 31, 2017, when compared to the same prior year periods, primarily resulting from increased deferred revenue and deferred consideration payments that are due within one year resulting from the Yodle acquisition.
Net cash used in investing activities in the year ended December 31, 2017 was $38.7 million, as compared to $327.0 million in the year ended December 31, 2016. The year ended December 31, 2017 included $8.6 million paid for the acquisition of DonWeb, a hosting and domain registration company catering to the Spanish-speaking market located in Rosario, Argentina and $8.7 million paid for certain assets and liabilities of Acquisio, Inc., a provider of online advertising management. The year ended December 31, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space and we purchased the assets of TORCHx, Inc. a Florida corporation for $4.4 million, of which $3.0 million was paid at closing with the remaining $1.5 million that was paid on November 30, 2017. See Note 5, Business Combinations, for additional information surrounding these acquisitions. Capital expenditures during the year ended December 31, 2017 remained relatively consistent when compared to the same prior year period. The year ended December 31, 2016 included internally developed software labor as certain billing systems were customized for centralization, which continued in 2017 and improvements in our DIY website builder. Also included in cash used in investing activities is $1.5 million of payments for domain registrar credentials that were acquired during the year ended December 31, 2016.
Net cash used in financing activities of $119.9 million during the year ended December 31, 2017 was driven by an aggressive debt repayment program on borrowings from financing the Yodle acquisition. Total debt repaid during the year ended December 31, 2017 was $131.3 million, offset by $99.0 million of borrowings utilized to primarily finance acquisitions and stock repurchases. Additionally, holdback consideration of $20.4 million related to the Yodle and TORCHx acquisitions was paid during the year ended December 31, 2017. The year ended December 31, 2016 included an increase in borrowings of $315.0 million to finance the Yodle acquisition, of which a total of $80.5 million was subsequently repaid, resulting in a net increase of $234.5 million. Proceeds received from the exercise of stock options increased from $5.0 million to $15.7 million in the year ended December 31, 2017 when compared to the same prior year period. Approximately $4.6 million and $4.3 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the years ended December 31, 2017 and 2016, respectively. Debt issuance costs of $1.9 million and $5.7 million were paid during the years ended December 31, 2017 and 2016, respectively.
Included in financing activities during the year ended December 31, 2017 and 2016 are common stock repurchases of $76.3 million and $28.6 million, respectively. The repurchases were made in connection with our stock repurchase program that was originally announced on November 5, 2014, which initially authorized the repurchase of up to $100 million of our outstanding shares of common stock. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by an additional $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. As of December 31, 2017, $33.8 million remains available for repurchase.

Cash Flows Years Ended December 31, 2016 and 2015
As of December 31, 2016, we had $20.4 million of cash and cash equivalents and $209.3 million in negative working capital, as compared to $18.7 million of cash and cash equivalents and $167.7 million in negative working capital as of December 31, 2015. The majority of the negative working capital, as of the years ended December 31, 2016 and 2015, is due to significant balances of deferred revenue, partially offset by deferred expenses, which are amortized to revenue and expense, respectively, rather than settled with cash.
Net cash provided by operations for the year ended December 31, 2016 decreased $19.6 million from the year ended December 31, 2015. Included in the cash provided by operating activities during the year ended December 31, 2016 is $3.9 million of acquisition-related transaction costs that were paid during the year, as well as $1.6 million of restructuring-related severance payments that were made. In addition, cash paid for interest is $7.0 million higher than in the year ended December 31, 2015, due to the increase in debt for financing the March 2016 Yodle acquisition. The working capital changes reflect the requirement to fund $5.3 million of letters of credit that are restricted by operating leases of Yodle. During the year ended December 31,

2016, higher cash incentive compensation was paid out when compared to the same prior year period of 2015. In addition, working capital changes were unfavorable during the year ended December 31, 2016, when compared to the same prior year period, primarily resulting from accounts receivable and accrued compensation and benefits timing.
Net cash used in investing activities in the year ended December 31, 2016 was $327.0 million, as compared to $16.1 million in the year ended December 31, 2015. The quarter ended March 31, 2016 included a $300.3 million payment for the acquisition of 100% of the outstanding shares of Yodle, Inc., a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. In addition, on May 31, 2016, we purchased the assets of TORCHx, Inc. a Florida corporation for $4.4 million, of which $3.0 million was paid at closing and the remaining $1.5 million was paid on November 30, 2017. See Note 5, Business Combinations, for additional information surrounding these acquisitions. Holdback payments of $1.3 million were made during the twelve months ended December 31, 2015 in connection with the 2014 acquisitions of Scoot and SnapNames. Capital expenditures during the year ended December 31, 2016 increased by $7.4 million to $22.1 million when compared to the same prior year period due to an increase in internally developed software labor as certain billing systems were customized for centralization and improvements in our DIY website builder were made. The year ended December 31, 2015 included costs incurred from building out two centralized data centers, as well as substantial efforts to improve internally developed software and websites. Also included in cash used in investing activities is $1.5 million in payments for domain registrar credentials that were acquired during the year ended December 31, 2016.
Net cash used in financing activities of $200.9 million during the year ended December 31, 2016 included an increase in borrowings of $315.0 million to finance the Yodle acquisition, of which a total of $80.5 million was subsequently repaid, resulting in a net increase of $234.5 million. Proceeds received from the exercise of stock options decreased from $8.0 million to $5.0 million in the year ended December 31, 2016 when compared to the same prior year period. Approximately $4.3 million and $2.4 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the years ended December 31, 2016 and 2015, respectively. Debt issuance costs of $5.7 million were paid during the year ended December 31, 2016 in connection with the March 2016 debt increase and repricing.
Included in financing activities during the years ended December 31, 2016 and 2015, are common stock repurchases of $28.6 million and $50.6 million, respectively. The repurchases were made in connection with our stock repurchase program that was originally announced on November 5, 2014, which initially authorized the repurchase of up to $100 million of our outstanding shares of common stock. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by an additional $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Long-term Debt

Convertible Debt

During the third quarter of 2013, we issued $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes"). The 2018 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears, on February 15 and August 15 of each year, beginning on February 15, 2014. The conversion price for the 2018 Notes is equivalent to an initial effective conversion price of approximately $35.00 per share of common stock. At issuance, net proceeds of $252.3 million were received, which are net of $6.5 million of the original issuance discount. In addition, third-party debt issuances costs of $0.5 million were incurred in connection with this transaction. The Company has included $248.1 million of the 2018 Notes as long-term debt based upon our intent and ability to refinance these obligations.

Debt Covenants
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
The Second Amendment to the credit agreement entered into on May18, 2017 continues to require that we not exceed a maximum first lien net leverage ratio and that we maintain a minimum consolidated cash interest expense to consolidated EBITDA coverage ratio as set forth in the table below. The first lien net leverage ratio is defined as the total of the outstanding consolidated first lien debt minus up to $50.0 million of unrestricted cash and cash equivalents, divided by consolidated EBITDA. The consolidated interest coverage ratio is defined as consolidated EBITDA divided by consolidated cash interest expense. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, non-cash losses, acquisition-related costs and includes the benefit of annualized synergies due to the Yodle acquisition.
Outstanding debt as of December 31, 2017 for purposes of the First Lien Net Leverage Ratio is approximately $387.8 million. The covenant ratios as of December 31, 2017 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of December 31, 2017	Ratio at December 31, 2017	Favorable
First Lien Net Debt to Consolidated EBITDA	Not greater than 3.65	2.16	1.49
Consolidated Interest Coverage Ratio	Greater than 2.00	9.20	7.20

In addition to the financial covenants listed above, the First Lien Credit Agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the Credit Agreement.

Contractual Obligations and Commitments
Our principal commitments consist of long-term debt and interest payments, obligations under operating leases for office space and other unconditional marketing and operational purchase obligations. The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

		Payment Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt (1)	$641,494	$—	$41,370	$44,128	$555,996	$—	$—
Current maturities of long-term debt (1)	16,990	16,990	—	—	—	—	—
Interest payments on long-term debt (1)	75,382	21,448	25,064	23,391	5,479	—	—
Operating lease obligations (2)	142,047	15,431	17,271	17,056	16,638	14,364	61,287
Uncertain tax positions (3)	—	—	—	—	—	—	—
Purchase obligations (4)	69,851	20,388	18,263	14,790	15,695	715	—
Total	$945,764	$74,257	$101,968	$99,365	$593,808	$15,079	$61,287

(1)
The scheduled principal payment requirements for the Term Loan are presented. Projected interest payments for the revolving credit facility were calculated based on outstanding principal amounts using interest rates in effect as of December 31, 2017. The 2018 Senior Convertible Notes that are due August 15,2018 have primarily been classified as non-current debt as the Company has the ability and intent to refinance this instrument using its revolving credit facility that matures in 2021. The 2021 debt obligations reflect the maturity of the Term Loan, revolving credit facility and the Senior Convertible Notes. The amounts reflected above are gross payments and do not reflect original issue discounts or debt issuance costs.

(2)
Operating lease obligations are shown gross of sublease rentals for the amounts related to each period presented. The amounts presented above are presented gross of rental income of $3.7 million in each of 2018 and 2019, $3.8 million in 2020, $4.0 million in 2021 and 2022, and $5.4 million thereafter from subleasing a portion of the New York, New York office. Included in the amounts above are payments related to an office lease in Jacksonville, Florida for which the Company is contractually obligated; however, possession will revert to the Company in May 2019.

(3)
The settlement date is unknown for approximately $5.5 million of uncertain tax positions which have been excluded from the table above. See Note 13 - Income Taxes for additional information on uncertain tax positions.

(4)	Purchase obligations include corporate sponsorships and long-term service contracts for data storage and other operating items.

As of December 31, 2017, we have $248.1 million of available borrowings under the Revolving Credit Facility.
Off-Balance Sheet Obligations
As of December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
We believe that our existing cash and cash equivalents at December 31, 2017 in addition to 2018 operating cash flows will be sufficient to meet our projected operating requirements for at least the next 12 months.
New Accounting Standards
See Note 2, New Accounting Standards, for a discussion of recently issued accounting pronouncements that may affect our financial results and disclosures in future periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
The majority of our subscription agreements and operating expenses are denominated in U.S. dollars. However, we have sales and customer support operations in Canada and Argentina, a technology administrative center in Argentina and an online business directory network in the United Kingdom. All of these operations are exposed to fluctuations in foreign currencies including, but not limited to, the British Pound, the Canadian Dollar and the Argentina Peso. Exchange rate fluctuations have had little impact on our operating results and cash flows, but we analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future. As of December 31, 2017 and 2016, there were no foreign currencies that were hedged.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $12.0 million and $20.4 million at December 31, 2017 and December 31, 2016, respectively. The unrestricted cash, cash equivalents and short-term marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not anticipate that the interest rates will materially fluctuate; therefore, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
As of December 31, 2017, we had $658.5 million of total debt outstanding, excluding unamortized debt discounts. We have exposure to market risk for changes in interest rates related to $399.7 million of these borrowings. Our variable rate debt is based on 1-month LIBOR plus 2.50% on the Term Loan and Revolving Credit Facility. A hypothetical 10% increase in the current variable interest rates in effect would have resulted in additional interest expense of $0.5 million during the year ended December 31, 2017, assuming the principal balances had remained unchanged.

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

In respect of the foregoing, Web.com provides the following supplemental information to provide additional context for the use and consideration of the non-GAAP financial measures used elsewhere in this press release:

• Fair value adjustment to deferred revenue. Web.com has recorded a fair value adjustment to acquired deferred revenue in accordance with ASC 805-10-65. Web.com excludes the impact of these adjustments from its non-GAAP measures, because doing so results in non-GAAP revenue which are reflective of ongoing operating results and more comparable to historical operating results, since the majority of the company's revenue is recurring subscription revenue. Excluding the fair value adjustment to deferred revenue therefore facilitates management's internal comparisons to Web.com's historical operating results.

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

Web.com Group, Inc.
Reconciliation of GAAP to Non-GAAP Results
(in thousands, except for per share data)
(unaudited)

	Twelve months ended December 31,
	2017	2016	2015
Reconciliation of GAAP revenue to non-GAAP revenue
GAAP revenue	$749,261	$710,505	$543,461
Fair value adjustment to deferred revenue	6,529	18,363	15,909
Non-GAAP revenue	$755,790	$728,868	$559,370

Revenue
Subscription	$741,655	$703,562	$535,706
Professional services and other	7,606	6,943	7,755
Total	$749,261	$710,505	$543,461

Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$749,261	$710,505	$543,461
Fair value adjustment to deferred revenue	6,529	18,363	15,909
Non-GAAP revenue	$755,790	$728,868	$559,370
Professional services and other revenue	(7,606)	(6,943)	(7,755)
Non-GAAP subscription revenue used in ARPU	$748,184	$721,925	$551,615
Average subscribers (in thousands)	3,467	3,405	3,314
ARPU (Non-GAAP subscription revenue per subscriber over 12 month period)	$17.98	$17.67	$13.87

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

	Three Months Ended
	Mar 31, 2017(1)(2)	Jun 30, 2017	Sept 30, 2017	Dec 31, 2017 (3)(4)	Mar 31, 2016 (5)	Jun 30, 2016	Sept 30, 2016	Dec 31, 2016 (6)(7)

Total revenue	$185,118	$186,731	$188,567	$188,845	$144,798	$187,818	$190,686	$187,203
Income from operations	$20,542	$22,998	$23,602	$21,473	$6,912	$7,578	$18,093	$12,121
Net income (loss)	$6,518	$8,046	$8,300	$30,765	$337	$(1,606)	$3,346	$1,913

Net income (loss) per common share:
Basic	$0.13	$0.16	$0.17	$0.65	$0.01	$(0.03)	$0.07	$0.04
Diluted	$0.13	$0.16	$0.16	$0.62	$0.01	$(0.03)	$0.07	$0.04

(1)	On January 31, 2017, the Company acquired 100% of the outstanding shares of DonWeb.

(2)	The Consolidated Statement of Comprehensive Income includes an asset impairment charge of $0.1 million from writing down domain name inventory.

(3)	On November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc.

(4)
The Consolidated Statement of Comprehensive Income includes an asset impairment charge of $0.2 million from abandoning certain technology and restructuring charges of $0.5 million for an early lease termination payment related to the Herndon, VA facility. In the fourth quarter ended December 31, 2017, the Company recorded a tax benefit of $17.8 million primarily from adopting provisions of the Act.

(5)
On March 9, 2016, the Company acquired 100% of the outstanding shares of Yodle, Inc. and paid approximately $300.3 million adjusted for, among other things, Yodle's cash and outstanding debt and transaction related expenses. The Company paid an additional $18.9 million during the year ended December 31, 2017, with the final consideration payment of $22.0 million being due in March 2018, subject to adjustments as described in the Merger Agreement. Finally, the Company converted out of the money stock options held by employees of Yodle to Web.com options, which resulted in additional consideration of $2.3 million, for total consideration of $341.3 million. In addition to the consideration, the Company incurred approximately $3.9 million of acquisition-related transaction expenses which are reflected in the General and Administrative line item of the Consolidated Statement of Comprehensive Income.

(6)
Included in the fourth quarter ended December 31, 2016 is the reversal of $2.4 million respectively, of valuation allowance for certain U.S. federal and state deferred tax assets, which contributed to the Company recording income tax expense of $2.3 million.

(7)
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.
The Company’s independent certified registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Controls Over Financial Reporting.
There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Web.com Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Web.com Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Web.com Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 23, 2018

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this Form 10-K:

1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Web.com Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Web.com Group, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants

We have served as the Company’s auditor since 2003.

Jacksonville, Florida
February 23, 2018

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$11,976	$20,447
Accounts receivable, net of allowance of $1,454 and $1,695, respectively	25,424	20,567
Prepaid expenses	10,220	12,311
Deferred expenses	63,267	60,217
Other current assets	3,054	1,872
Total current assets	113,941	115,414

Property and equipment, net	57,188	53,132
Deferred expenses	46,316	49,127
Goodwill	885,662	871,751
Intangible assets, net	371,571	413,127
Other assets	21,565	11,282
Total assets	$1,496,243	$1,513,833

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,357	$19,619
Accrued expenses	15,957	14,475
Accrued compensation and benefits	15,560	18,307
Deferred revenue	233,574	230,206
Current portion of debt	16,612	16,847
Deferred consideration from acquisitions	22,466	20,244
Other liabilities	6,321	5,034
Total current liabilities	333,847	324,732

Deferred revenue	185,886	195,859
Long-term debt	630,358	647,294
Deferred tax liabilities	51,042	80,135
Other long-term liabilities	20,474	30,361
Total liabilities	1,221,607	1,278,381
Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 48,845,352 and 50,278,137 shares issued and outstanding at December 31, 2017 and 2016, respectively	49	50
Additional paid-in capital	585,179	578,486
Treasury stock at cost, 4,305,221 and 3,146,012 shares at December 31, 2017 and 2016, respectively	(111,093)	(62,430)
Accumulated other comprehensive loss	(4,503)	(4,020)
Accumulated deficit	(194,996)	(276,634)
Total stockholders' equity	274,636	235,452
Total liabilities and stockholders' equity	$1,496,243	$1,513,833
See accompanying notes to consolidated financial statements

 Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenue	$749,261	$710,505	$543,461

Costs and operating expenses
Cost of revenue (excluding depreciation and amortization)	236,530	224,032	184,751
Sales and marketing	201,543	210,294	139,971
Technology and development	69,984	65,800	35,529
General and administrative	79,494	74,919	64,592
Restructuring charges	1,260	3,617	559
Asset impairments	291	9,091	—
Depreciation and amortization	71,544	78,048	56,345
Total cost of revenue and operating expenses	660,646	665,801	481,747

Income from operations	88,615	44,704	61,714
Interest expense, net	(33,061)	(30,462)	(20,013)
Net income before income taxes	55,554	14,242	41,701
Income tax (expense) benefit	(1,925)	(10,252)	48,260
Net income	53,629	3,990	89,961

Other comprehensive income:
Foreign currency translation adjustments	(484)	(1,900)	(724)
Unrealized gain (loss) on investments, net of tax	1	28	(31)
Total comprehensive income	$53,146	$2,118	$89,206

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(continued)

	Year ended December 31,
	2017	2016	2015
Basic earnings per share:
Net income per common share	$1.10	$0.08	$1.79
Diluted earnings per share:
Net income per common share	$1.06	$0.08	$1.72

Basic weighted average common shares	48,629	49,262	50,243
Diluted weighted average common shares	50,654	50,880	52,442

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance December 31, 2014	52,108,719	$52	395,395	$(6,975)	$552,991	$(1,393)	$(370,585)	$174,090
Net income	—	—	—	—	—	—	89,961	89,961
Other comprehensive loss, net of tax	—	—	—	—	—	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	—	—	(724)	—	(724)
Exercise of stock options	743,757	(1)	(743,757)	12,842	(4,206)	—	—	8,635
Common stock repurchased	(150,303)	—	—	—	(3,097)	—	—	(3,097)
Stock compensation expense	—	—	—	—	20,064	—	—	20,064
Issuance of restricted stock, net of cancellations	450,850	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	(104)	—	—	(104)
Purchases under stock repurchase plan	(2,469,306)	—	2,469,306	(50,617)	—	—	—	(50,617)
Balance December 31, 2015	50,683,717	$51	2,120,944	$(44,750)	$565,648	$(2,148)	$(280,624)	$238,177
Net income	—	—	—	—	—	—	3,990	3,990
Other comprehensive income, net of tax	—	—	—	—	—	28	—	28
Foreign currency translation adjustment	—	—	—	—	—	(1,900)	—	(1,900)
Exercise of stock options	607,153	(1)	(589,015)	10,885	(3,447)	—	—	7,437
Common stock repurchased	(219,279)	—	—	—	(6,728)	—	—	(6,728)
Stock compensation expense	—	—	—	—	20,714	—	—	20,714
Issuance of restricted stock net of cancellations	878,181	—	(57,552)	—	—	—	—	—
Stock issuance costs	—	—	—	—	(41)	—	—	(41)
Issuance of common stock options for acquisition	—	—	—	—	2,340	—	—	2,340
Purchases under stock repurchase plan	(1,671,635)	—	1,671,635	(28,565)	—	—	—	(28,565)
Balance December 31, 2016	50,278,137	$50	3,146,012	$(62,430)	$578,486	$(4,020)	$(276,634)	$235,452
Net income	—	—	—	—	—	—	53,629	53,629
Other comprehensive income, net of tax	—	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	—	(484)	—	(484)
Exercise of stock options	1,180,905	(1)	(1,180,905)	23,661	(6,584)	—	—	17,076
Common stock repurchased	(278,272)	—	96,360	—	(5,948)	—	—	(5,948)
Stock compensation expense	—	—	—	—	23,201	—	—	23,201
Issuance of restricted stock net of cancellations	771,910	—	(863,574)	3,954	(3,954)	—	—	—
Stock issuance costs	—	—	—	—	(22)	—	—	(22)
Impact of ASU 2016-09 Adoption	—	—	—	—	—	—	28,009	28,009
Purchases under stock repurchase plan	(3,107,328)	—	3,107,328	(76,278)	—	—	—	(76,278)
Balance December 31, 2017	48,845,352	$49	4,305,221	$(111,093)	$585,179	$(4,503)	$(194,996)	$274,636

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
Consolidated Statement of Cash Flows
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$53,629	$3,990	$89,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,544	78,048	56,345
Stock compensation expense	23,201	20,714	20,064
Deferred income taxes	(2,287)	7,714	(50,242)
Amortization of debt issuance costs and other	15,321	14,015	11,392
Asset impairment	291	9,091	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,390)	(3,056)	4,000
Prepaid expenses and other assets	(1,574)	(2,515)	1,937
Deferred expenses	228	170	4,206
Accounts payable	2,690	(1,388)	(489)
Accrued expenses and other liabilities	2,574	(1,473)	(792)
Accrued compensation and benefits	(3,415)	(406)	8,065
Deferred revenue	(7,992)	7,961	7,986
Net cash provided by operating activities	149,820	132,865	152,433
Cash flows from investing activities
Business acquisitions, net of cash acquired	(17,275)	(303,262)	(1,330)
Capital expenditures	(21,474)	(22,140)	(14,747)
Other	—	(1,551)	—
Net cash used in investing activities	(38,749)	(326,953)	(16,077)
Cash flows from financing activities
Stock issuance costs	(22)	(27)	(104)
Common stock repurchased	(4,573)	(4,261)	(2,412)
Payments of long-term debt	(42,954)	(9,813)	(6,250)
Payments of revolving credit facility	(88,313)	(70,687)	(89,000)
Proceeds from exercise of stock options	15,701	4,970	7,952
Deferred consideration payment	(20,433)	—	—
Proceeds from long-term debt issued	50,000	200,000	—
Proceeds from borrowings on revolving credit facility	49,000	115,000	—
Debt issuance costs	(1,935)	(5,700)	—
Common stock purchases under repurchase plan	(76,278)	(28,565)	(50,617)
Other	(129)	—	—
Net cash (used in) provided by financing activities	(119,936)	200,917	(140,431)
Effect of exchange rate changes on cash	(22)	(63)	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,887)	6,766	(4,077)
Cash, cash equivalents and restricted cash, beginning of period	25,773	19,007	23,084
Cash, cash equivalents and restricted cash, end of year	$16,886	$25,773	$19,007
Supplemental cash flow information
Interest paid	$17,562	$15,764	$8,761
Income taxes paid	$4,406	$3,590	$2,076

Web.com Group, Inc.
Consolidated Statement of Cash Flows
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of non-cash transactions
Common stock options issued for acquisitions	$—	$2,340	$—
Capital expenditures, tenant improvements funded by lessor	$1,984	$—	$—
Deferred consideration from acquisitions	$2,333	$40,017	$—
See accompanying notes to consolidated financial statements

Certain reclassifications have been made to the previously presented financial statements to conform with the current year presentation

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
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Translation
The functional currency of the Company’s United Kingdom-based operations acquired in July 2014 is the British Pound and the functional currency of the Company's Argentine-based sales operations acquired in January 2017 is the Argentine Peso. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity.
In addition, the Company’s foreign operations include a customer service center, technology center and an outbound sales center in Canada and a technology center in Argentina. The Company records foreign currency transaction gains and losses, and remeasurement of local currencies of these foreign subsidiaries where the functional currency is different from the local foreign currency in the consolidated statements of income. During the years ended December 31, 2017, 2016 and 2015, the Company recorded expense of approximately $0.1 million, $0.3 million and $0.4 million, respectively.
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

The Company accounts for our multi-element arrangements in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangement. The Company may sell multiple products or services to customers at the same time. For example, we may design a customer website and separately offer other services such as hosting and marketing or a customer may combine a domain registration with other services such as private registration or e-mail. In accordance with ASC 605-25, each element is accounted for as a separate unit of accounting provided the following criteria is met: the delivered products or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. The Company considers a deliverable to have standalone value if the product or service is sold separately by us or another vendor or could be resold by the customer. Our products and services do not include a general right of return relative to the delivered products. In cases where the delivered products or services do not meet the separate unit of accounting criteria, the deliverables are combined and treated as one single unit of accounting for revenue recognition. The Company assigns value to the separate units of accounting in multiple-element arrangements using the relative selling price method which is calculated by taking the standalone selling price of each unit to the total selling price of the arrangement, multiplied by the total sales price. Typically, the deliverables within multiple-element arrangements are provided over the same service period, and therefore revenue is recognized over the same period.

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
Generally, compensation related sales costs are expensed as incurred.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and bank demand deposit accounts. For purposes of presentation in the Consolidated Balance Sheets, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short term restricted cash of $0.3 million and $0.5 million as of December 31, 2017 and 2016, respectively is included in other current assets. Long term restricted cash of $4.6 million and $4.9 million as of December 31, 2017 and 2016, respectively is included in other long-term assets. The restricted cash is primarily to collateralize letters of credit in support of leases.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company invests its cash in cash and credit instruments of highly rated financial institutions; four institutions hold 97% of the Company's total cash and cash equivalents.
Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.
Accounts Receivable
Accounts receivable are recorded on the balance sheet at net realizable value. The Company uses historical collection percentages and customer-specific information, when available, to estimate the amount of trade receivables that are uncollectible and establishes reserves for uncollectible balances based on this information. Generally, receivables are classified as past due after 60 days. Trade receivables are written off once collection efforts are exhausted. The Company does not generally require deposits or other collateral from customers. Bad debt expense reported in operating expenses excludes provisions made to the allowance for doubtful accounts for anticipated refunds and automated clearinghouse returns that are recorded as adjustments to revenue.
Deferred Expenses
Deferred expenses primarily consist of prepaid domain name registry fees that are paid in full at the time a domain name is registered. The registry fees are recognized on a straight-line basis over the term of the domain registration period.
Goodwill and Other Intangible Assets
The Company continued to perform the quantitative tests to determine if the carrying value of our goodwill and indefinite-lived intangible assets are impaired for our annual test at December 31, 2017. The Company tests goodwill and intangible assets for impairment using one reporting unit. A market approach is used to test goodwill for impairment, while our intangible asset test uses the income approach. The following is not a complete discussion of the Company’s calculations, but outlines the general assumptions and steps for testing goodwill and intangible assets for impairment:
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
Intangible Assets
The Company estimates the fair value of indefinite-lived intangibles using the relief-from-royalty method, a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions in estimating the fair value include, among other items, forecasted revenue, royalty rates, tax rates, and the benefit of tax amortization. The Company employs a weighted-average cost of capital approach to determine the discount rate used in our projections. The determination of the discount rate includes certain factors such as, but not limited to, the risk-free rate of return, market risk, size premium, and the overall level of inherent risk.
If the carrying value of the intangibles exceeds its fair value, an impairment charge is recognized.

The results of these analyses indicated that the Company’s goodwill and indefinite-lived intangible assets were not impaired at December 31, 2017.
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

Estimated Useful Life in Years
Computer equipment	3 - 5
Software	2 - 3
Furniture and fixtures	5
Other equipment	5 - 6
Buildings	30
Building improvements	15
Leasehold improvements	Shorter of asset’s life or life of the lease

Advertising
Advertising costs are expensed as incurred. Included in advertising are general marketing, corporate sponsorships as well as online marketing and banner advertisements. Total advertising expense was $30.6 million, $46.4 million and $50.1 million for the years ending December 31, 2017, 2016 and 2015, respectively.
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
2. New Accounting Standards
Recently Adopted Accounting Standards
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting and is effective for fiscal years beginning after December 15, 2016. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows, statutory withholding requirements and forfeitures. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded excess tax benefits (ETBs) as expense or benefit in the income statement prospectively as of the beginning of the year of adoption and the Company continued to record shortfalls as a component of income tax expense consistent with historical practices. For interim reporting purposes, the Company reports ETBs and shortfalls as discrete items in the period in which they occur. For the twelve months ended December 31, 2017, the Company recognized a tax benefit related to the adoption of $1.8 million.
In addition, the guidance eliminates the requirement that ETBs be realized before companies can recognize them. The Company applied this part of the guidance using a modified retrospective transition method and recorded a cumulative-effect adjustment for previously unrecognized ETBs in opening retained earnings on January 1, 2017 upon adoption. The cumulative-effect adjustment for federal and state tax purposes was $27.0 million and $2.7 million, respectively. A valuation allowance was recorded on $1.7 million of these deferred tax assets for a portion of the state adjustment to reflect the amount realized on a "more likely than not" basis.
Further, the Company presents ETBs and excess tax deficiencies as an operating activity on the statement of cash flows starting on January 1, 2017. The Company has prospectively adopted this change. The Company continues to record its stock compensation expense based on an estimate of the awards that are expected to vest, rather than recording forfeitures when they occur.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. The Company early adopted this standard with no impact.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. The Company elected to early adopt this standard and has restated the statement of cash flows for the earliest period presented to conform with the retrospective application of the standard. The Company elected to early adopt this standard which increased net cash flows provided by operating activities for the year ending December 31, 2016 by approximately $5.0 million and decreased net cash flows provided by operating activities for the year ending December 31, 2015 by approximately $0.3 million from the previously filed amounts.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for the Company beginning after January 1, 2018, including interim periods within those periods. The Company elected to early adopt the standard and did so without material impact.

Accounting Standards Issued Not Yet Adopted
In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Further in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company will apply the standard using a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures, as permitted under Topic 606. The Company has completed its initial evaluation of its customer contracts and related costs to acquire and fulfill contracts and designed necessary systematic changes to account for the ongoing impact of the new standard on its consolidated financial statements. Based upon the initial evaluation of customer contracts, the Company does not expect a material impact on revenue as a result of adopting the standard; however, the Company does expect to have an impact on total assets and expense recognition patterns resulting from provisions in the standard requiring the capitalization of and amortization of costs to acquire contracts. The Company is in process of completing the quantification of the impact upon adoption.
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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480) And Derivatives And Hedging (Topic 815): Accounting For Certain Financial Instruments With Down Round Features,

Replacement of the Indefinite Deferral For Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. The new guidance changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of the new guidance affects any entity that issues financial instruments that include down round features. The amendments in Part I of this Update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share.
Part I is effective for the Company beginning January 1, 2019 and Part II did not require transition guidance as the amendment did not have an accounting effect. The adoption of this standard is not expected to have a material impact on its consolidated financial statements or disclosures.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Act indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company is in process of evaluating the impact of the GILTI provisions.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act. The Company is in the process of evaluating the impact of adoption.

3. Net Earnings Per Common Share
Basic net earnings per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net earnings per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.
During the first quarters of 2017, 2016 and 2015, the Company issued equity awards with performance, service, and market conditions. These awards are included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. As of December 31, 2017 and 2016, the performance criteria for the first through third tranches of the 2015 grant, the first and second tranche of the 2016 grant and the first tranche of the 2017 grant were satisfied and the equity awards were included in the diluted share calculation. See Note 11, Stock-Based Compensation and Stockholders' Equity, for additional information on these awards.
During the years ended December 31, 2017, 2016 and 2015, 2.4 million, 3.4 million and 1.6 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.
The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Senior Convertible Notes due August 15, 2018 ("2018 Notes"). Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted earnings per common share. When the market price of our stock exceeds the conversion price, as applicable, we will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the

Company's average common stock price did not exceed the conversion price of approximately $35.00 per common share during the years ended December 31, 2017, 2016 and 2015. See Note 4, Long-term Debt, for information on these notes.
The following table sets forth the computation of basic and diluted net earnings per common share (in thousands, except per share amounts):

	2017	2016	2015
Net income	$53,629	$3,990	$89,961

Basic weighted average common shares	48,629	49,262	50,243
Dilutive effect of stock options	1,399	1,265	1,757
Dilutive effect of restricted shares	612	352	426
Dilutive effect of performance shares	14	1	16
Dilutive effect of the assumed conversion of the 2018 Notes	—	—	—
Diluted weighted average common shares	50,654	50,880	52,442
Basic earnings per share:
Net income per common share	$1.10	$0.08	$1.79

Diluted earnings per share:
Net income per common share	$1.06	$0.08	1.72

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
The 2018 Notes are senior unsecured obligations and will be effectively junior to any of the Company's existing and future secured indebtedness. As of December 31, 2017, the Company has included $248.1 million of the 2018 Notes as long-term debt based upon our intent and ability to refinance these obligations.
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
As of December 31, 2017 and 2016, the carrying value of the debt and equity component was $251.0 million and $47.8 million and $239.2 million and $47.8 million, respectively. The unamortized debt discount of $7.7 million as of December 31, 2017 will be amortized over the remaining life of 0.6 years using the effective interest method.
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
Both of the aforementioned amendments were accounted for as a modification of the credit agreement and as a result, $1.9 million and $5.7 million of additional loan origination discounts and bank lender fees were capitalized during the years ended December 31, 2017 and 2016, respectively.
Outstanding long-term debt and the effective interest rates at December 31, 2017 and 2016 consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Revolving Credit Facility maturing 2021, 3.93%, based on LIBOR plus 2.50%	$10,000	$47,094
Term Loan due 2021, 3.98%, based on LIBOR plus 2.50%, less unamortized discount of $3,800 at December 31, 2017, effective rate of 4.33%	385,934	377,851
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $7,714 at December 31, 2017, effective rate of 5.88%	251,036	239,196
Total Outstanding Debt, less unamortized discount of $11,514 at December 31, 2017	646,970	664,141
Less: Current Portion of Long-Term Debt, less unamortized discount of $379 at December 31, 2017	(16,612)	(16,847)
Long-Term Portion, less unamortized discount of $11,135 at December 31, 2017	$630,358	$647,294
* The Company has $248.1 million of available borrowings under the Revolving Credit Facility as of December 31, 2017.
Debt discount and issuance costs

The Company recorded $14.2 million, $12.8 million and $11.4 million of interest expense from amortizing debt issuance costs and discounts during the years ended December 31, 2017, 2016 and 2015, respectively.
Total estimated principal payments due for the next five years as of December 31, 2017 are as follows (in thousands):

2018	$16,990
2019	41,370
2020	44,128
2021	555,996
Total principal payments	$658,484
Included in fiscal 2021 payments is $248.1 million related to the 2018 Senior Convertible Notes, as the Company has the intent and ability to refinance these obligations.

5. Business Combinations
Acquisition of Acquisio, Inc.
On November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc., a provider of online advertising management. The Company paid approximately $8.7 million from acquisition closing through December 31, 2017 and the Company may pay additional consideration of up to approximately $0.6 million, subject to certain indemnification provisions. Transaction costs associated with the acquisition were not significant.
The Company has accounted for the acquisition using the acquisition method as required by ASC 805, Business Combinations. As such, preliminary fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed preliminary estimates of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring the entity, and the amount is expected to be deductible for income tax purposes.
The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired and the liabilities assumed (in thousands):

November 1, 2017
Tangible current assets	$130
Property plant and equipment	376
Domain/Trade names	401
Developed Technology	2,698
Customer relationships	1,908
Goodwill	4,264
Current liabilities	(274)
Deferred revenue	(93)
Other long term liabilities	(129)
Purchase price consideration	$9,281
The Company is still reviewing information surrounding intangible assets, certain assets and liabilities and income taxes. These items may result in changes to the Company's preliminary purchase price allocation. The preliminary customer relationships and developed technology will be amortized over four years and ten years, respectively. The domain and trade names are indefinite-lived intangible assets and are not amortized.
Acquisition of DonWeb
On January 31, 2017, the Company acquired 100% of the outstanding shares of DonWeb, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company may pay the seller additional consideration of up to $2.0 million on January 31, 2021, present valued to $1.7 million as of the acquisition date subject to certain indemnification provisions, for total consideration of $10.3 million. In addition, the agreement includes a four-year earnout provision that entitles the seller up to $3.0 million of consideration contingent upon the post-acquisition business performance and employment. Earnout amounts are recorded as compensation expense. Transaction costs associated with the acquisition were not significant.
The Company has accounted for the acquisition using the acquisition method as required by ASC 805, Business Combinations. As such, preliminary fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed preliminary estimates of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring an entity in the Spanish-speaking market, and is not expected to be deductible for income tax purposes. In connection with the acquisition, the Company recorded approximately $4.0 million of liabilities arising from pre-acquisition matters that are more likely than not to be sustained upon examination, inclusive of interest and penalties for which the Company is indemnified. The following table summarizes the Company's preliminary purchase price allocation based on the fair values of the assets acquired and the liabilities assumed (in thousands):

	As of January 31, 2017	Adjustments to Opening Balance Sheet	As of December 31, 2017
Tangible current assets	$1,145	$(74)	$1,071
Property plant and equipment	2,392	(48)	2,344
Domain/Trade names	—	990	990
Non-competes	—	236	236
Customer relationships	4,140	(2,420)	1,720
Other non current assets	2,849	(38)	2,811
Goodwill	9,519	1,049	10,568
Current liabilities	(837)	(901)	(1,738)
Deferred revenue	(2,860)	1,276	(1,584)
Other long term liabilities	(6,000)	(70)	(6,070)
Purchase price consideration	$10,348	$—	$10,348

The Company is still reviewing information surrounding intangible assets, certain assets and liabilities, income taxes and deferred revenue. These items may result in changes to the Company's preliminary purchase price allocation. The preliminary non-competes and customer relationships will be amortized over four years and three years, respectively. The domain and trade names are indefinite-lived intangible assets and are not amortized.
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

The Company has accounted for the acquisition of Yodle using the acquisition method as required by ASC 805, Business Combinations. As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed valuation of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring a leader in value added digital marketing solutions that further solidifies our position as a leading national provider in this space. In addition, Yodle has vertically focused solutions that help small businesses attract new business and retain existing customers through cloud based marketing platforms. Finally, the Company also expects to benefit from synergies by eliminating duplicate operational and administrative expenditures, where feasible. The goodwill from the acquisition is not deductible for tax purposes.

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

Opening Balance Sheet
Tangible current assets	$7,455
Property plant and equipment	18,286
Developed technology	85,990
Domain/Trade names	27,990
Customer relationships	34,079
Other non current assets	277
Goodwill	231,612
Current liabilities	(22,609)
Deferred revenue	(7,791)
Deferred tax liability	(33,607)
Other long term liabilities	(411)
Purchase price consideration	$341,271

The customer relationships and developed technology intangible assets will be amortized over 6.3 years and six years, respectively. The trademarks and trade names are indefinite-lived intangible assets and are not amortized.

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

Pro Forma Condensed Consolidated Results of Operations

The Company has prepared the condensed pro forma financial information to reflect the consolidated results of operations as though the Yodle acquisition had occurred on January 1, 2015, for the twelve months ended December 31, 2016 and 2015. The Company has made adjustments to the historical Web.com and Yodle financial statements that are directly attributable to the acquisition, factually supportable and expected to have a continuing impact on the combined results. The pro forma presentation does not include any impact of transaction costs or expected synergies. The pro forma results are not necessarily indicative of our results of operations had the Company owned Yodle for the entire periods presented.

The Company has adjusted the results of operations to reflect the impact of amortizing into revenue, deferred revenue that was recorded at fair value. In addition, interest expense and amortization of intangible assets were adjusted to reflect the cost of the March 9, 2016 debt issued to finance the acquisition and the fair value of the intangible assets on the acquisition date, respectively.

The following summarizes pro forma total revenue and net (loss) income (in thousands, except per share amounts):

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

Acquisition of TORCHx
On May 31, 2016, the Company completed the acquisition of substantially all of the assets and certain liabilities of Brokerage Leader Inc. ("TORCHx"), a Florida corporation, which primarily consisted of customer relationships and developed technology intangible assets. TORCHx is a real estate platform built for agents and brokerages that features search engine optimization (SEO) and responsive design, customer relationship management (CRM) and other tools to help run successful online marketing campaigns. The Company paid $4.4 million for this business during the second quarter of 2016, of which $3.0 million was paid at closing and the remaining $1.5 million was paid on November 30, 2017.

The Company has accounted for the acquisition of TORCHx using the acquisition method as required by ASC 805, Business Combinations. As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company has estimated the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from optimizing resources and cross-sale opportunities. The goodwill from the acquisition is deductible for tax purposes.

Assets and liabilities acquired are as follows (in thousands):

Tangible current assets	$17
Customer relationships	360
Developed technology	1,790
Goodwill	2,266
Deferred revenue	(42)
Purchase price consideration	$4,391

The customer relationships and developed technology intangible assets will be amortized over four years and seven years, respectively.

6. Goodwill and Intangible Assets
In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below their carrying amount. As of December 31, 2017 and December 31, 2016, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined these assets were not impaired.
During the year ended December 31, 2016, the Company paid $1.6 million for registrar credentials. These credentials were recorded as other intangible assets of $2.6 million and are being amortized over 24 months. The remaining $1.0 million was recorded as a deferred tax liability.
The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the year ended December 31, 2017 and 2016, respectively (in thousands):

	December 31, 2017	December 31, 2016
Goodwill balance at beginning of period	$974,045	$741,439
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	871,751	639,145
Goodwill acquired during the period - Yodle - Note 5, Business Combinations	—	231,612
Goodwill acquired during the period - TORCHx - Note 5, Business Combinations	—	2,266
Goodwill acquired during the period - DonWeb - Note 5, Business Combinations	10,568	—
Goodwill acquired during the period - Acquisio - Note 5, Business Combinations	4,264	—
Foreign currency translation adjustments	(921)	(1,272)
Goodwill balance at end of period, net *	$885,662	$871,751

* Gross goodwill balances were $988.0 million and $974.0 million as of December 31, 2017 and 2016, respectively. This includes accumulated impairment losses of $102.3 million.

The Company’s intangible assets are summarized as follows (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$161,251	$—	$161,251
Definite-lived intangible assets:
Customer relationships	327,176	(185,353)	141,823	5.6
Developed technology	283,319	(215,545)	67,774	4.2
Other	8,673	(7,950)	723	1.0
Total *	$780,419	$(408,848)	$371,571

*Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.2 million as of December 31, 2017.

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$159,805	$—	$159,805
Definite-lived intangible assets:
Customer relationships	324,327	(157,998)	166,329	6.5
Developed technology	280,455	(195,695)	84,760	4.8
Other	7,394	(5,161)	2,233	1.4
Total *	$771,981	$(358,854)	$413,127

*Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $1.0 million as of December 31, 2016.

The weighted-average amortization period for the amortizable intangible assets as of December 31, 2017, is approximately 5.1 years. Total amortization expense was $49.3 million, $56.8 million and $39.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, the amortization expense for the next five years and thereafter is as follows (in thousands):

2018	$45,677
2019	41,934
2020	39,277
2021	38,344
2022	26,703
Thereafter	18,385
Total	$210,320

7. Property and Equipment
The Company's property and equipment are summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$1,251	$416
Depreciable assets:
Software	74,048	58,381
Computer equipment	61,966	56,037
Other equipment	9,993	9,410
Furniture and fixtures	7,888	7,773
Building and improvements	3,319	2,351
Leasehold improvements	19,352	17,195
Total depreciable assets	176,566	151,147
Accumulated depreciation	(120,629)	(98,431)
Property and equipment, net	$57,188	$53,132

Depreciation expense relating to depreciable assets amounted to $22.2 million, $21.2 million, and $17.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, 2016 and 2015, the Company had unamortized computer software costs of $25.0 million, $21.1 million and $16.9 million, respectively. For the years ended December 31, 2017, 2016 and 2015, approximately $11.5 million, $9.8 million and $8.5 million respectively of depreciation expense related to computer software was recorded.
8. Commitments
Operating Leases
The Company has lease obligations for its headquarters, technology administrative centers, sales and customer support centers and its eCommerce operations with varying renewal options on such locations.
Rental expense for leased facilities and equipment amounted to approximately $16.7 million, $16.0 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accrued rent expense was $1.9 million and $1.8 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, future minimum rental payments required under operating leases that have initial or remaining non-cancellable terms in excess of one year are as follows (in thousands):

	Minimum Rental Payments	Sublease Income Payments	Net Minimum Rental Payments
2018	$15,431	$(3,736)	$11,695
2019	17,271	(3,736)	13,535
2020	17,056	(3,829)	13,227
2021	16,638	(4,015)	12,623
2022	14,364	(4,015)	10,349
Thereafter	61,287	(5,353)	55,934
	$142,047	$(24,684)	$117,363
Included the minimum rental payments above are payments related to an office lease in Jacksonville, Florida for which the Company is contractually obligated; however, possession will revert to the Company in May 2019.

Purchase Obligations
Purchase obligations include corporate and marketing related sponsorships, general operating purchase obligations and long-term service contracts for data storage. As of December 31, 2017, the Company’s unconditional purchase obligations are as follows (in thousands):

Payment Due
2018	$20,388
2019	18,263
2020	14,790
2021	15,695
2022	715
Thereafter	—
$69,851

Standby Letters of Credit
The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases and to meet certain vendor requirements. The Company had approximately $6.8 million and $7.3 million in standby letters of credit as of December 31, 2017 and 2016, respectively, $1.9 million of which was drawn against the Company’s revolving credit facility as of December 31, 2017 and 2016. The letters of credit are primarily to fulfill requirements under Yodle's facility operating leases. These letters of credit are funded by domestic money market accounts and are restricted for withdrawal based upon expiration dates required by the terms of the underlying lease agreements. The money market accounts are recorded as Other Assets in the consolidated balance sheets.
9. Valuation Accounts
The Company's valuation accounts are summarized as follows (in thousands):

		Additions	Deductions
Description	Balance at beginning of year	Charged to statement of comprehensive income	Uncollectible accounts written off, net of recoveries or refunds to customers	Balance at end of year

Year Ended December 31, 2015:
Allowance for doubtful accounts	$1,705	$2,906	$2,796	$1,815
Refund liability	1,356	10,606	10,276	1,686
Total	$3,061	$13,512	$13,072	$3,501

Year Ended December 31, 2016:
Allowance for doubtful accounts	$1,815	$1,640	$1,760	$1,695
Refund liability	1,686	11,337	11,118	1,905
Total	$3,501	$12,977	$12,878	$3,600

Year Ended December 31, 2017:
Allowance for doubtful accounts	$1,695	$65	$306	$1,454
Refund liability	1,905	9,316	9,797	1,424
Total	$3,600	$9,381	$10,103	$2,878

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
The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The Company’s cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value as of December 31, 2017 and December 31, 2016 due to the short maturity of these items. As of December 31, 2017, the fair value and carrying value of the Company’s 2018 Notes totaled $255.3 million and $251.0 million, respectively. As of December 31, 2016, the fair value and carrying value of the Company's 2018 Notes totaled $248.6 million and $239.2 million, respectively. The fair value of the First Lien Term Loan and the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end.
The Revolving Credit Facility and Term Loan are variable rate debt instruments indexed to a 1-Month LIBOR that resets monthly, and as such, the fair value of the Term Loan and Revolving Credit Facility approximates the carrying value as of December 31, 2017 and December 31, 2016. See Note 4, Long-term Debt, for additional information surrounding the Second Amendment.
11. Stock-Based Compensation and Stockholders' Equity
The Company records compensation expense for employee and director stock-based compensation plans based upon the fair value of the award in accordance with ASC 718, Compensation-Stock Compensation.
Equity Incentive Plans
At December 31, 2017, the Company has the 2014 Equity Incentive Plan for the issuance of stock-based compensation, including but not limited to, common stock options and restricted shares to employees. In addition, the Company’s plan provides for grants of non-statutory stock options and restricted shares awards (“RSA’s”) to non-employee directors. The Company issues shares out of treasury stock, if available, otherwise new shares of common stock are issued upon the exercise of stock options and the granting of restricted shares. At December 31, 2017, approximately 3.6 million shares remain available for future issuance under this plan.
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
The Board of Directors or a committee thereof, administers all of the equity incentive plans and establishes the terms of options granted, including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the plans. Options have a maximum term of 10 years and generally vest monthly over four years, as determined by the Board of Directors.
Yodle Equity Grants
In connection with the March 2016 Yodle acquisition, the Company granted 0.3 million restricted shares that vest annually over a four year period and 0.3 million stock options of which 25 percent vest one year from the date of grant and the remaining 75 percent vest monthly over a three year period for a total of four years. In addition, the Company converted unvested and out-of-the-money vested Yodle stock options to 1.3 million stock options of the Company. The total value of the converted stock options is approximately $8.3 million. Approximately $2.3 million has been recorded as additional consideration related to the vested options at the time of the closing of the acquisition. The remaining expense, net of forfeitures, is being amortized to stock compensation expense over the remaining service period of approximately 2 years.
Performance Shares
During 2017, 2016 and 2015, the Compensation Committee of the Board of Directors approved performance share equity awards. The targeted number of shares granted under a 100 percent payout scenario for the awards, in total, is 0.5 million common shares over the 3 years vesting periods, with approximately one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0% - 200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance shares for the years ended December 31, 2017, 2016 and 2015, was approximately $3.5 million, $1.2 million, and $1.0 million, respectively. As of December 31, 2017, there was approximately $0.5 million of unrecognized compensation expense related to the 2017 tranches of performance shares, which is expected to be recognized over a weighted average period of 0.1 years. The 2017 performance share period resulted in a payout of 71% of the underlying target shares, or approximately 0.1 million shares for the 2017, 2016 and 2015 tranches combined.

Stock Options
Compensation expense related to the Company's stock option plans was $7.8 million, $9.6 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had $10.5 million of unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.6 years. During the years ended December 31, 2017, 2016 and 2015, 1.2 million, 0.7 million and 0.7 million common shares were issued from options exercised, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $9.4 million, $5.4 million, and $7.4 million, respectively. The fair value of options vested during the years ended December 31, 2017, 2016, and 2015 was $9.1 million, $10.8 million, and $11.3 million, respectively. The weighted-average grant-date fair value of an option granted during the years ended December 31, 2017, 2016, and 2015 was $8.64, $8.01, and $9.36, respectively.
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
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Below are the assumption ranges used in calculating the fair value of options granted during the following periods:

Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.84 - 2.06%	1.11 - 1.39%	1.52 -1.60%
Dividend yield	—%	—%	—%
Expected life (in years)	4.99 - 5.07	4.97 - 5.19	4.96 - 4.99
Volatility	42 - 45%	47 - 54%	55 - 57%

The following table summarizes option activity for all of the Company’s stock options:

	Shares Covered by Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	5,815,297	$16.06
Granted	1,211,925	$21.07
Exercised	(1,173,494)	$14.45
Forfeited	(499,248)	$19.27
Expired	(88,447)	$22.12
Balance, December 31, 2017	5,266,033	$17.20	5.81	$31,096
Exercisable at December 31, 2017	3,820,834	$16.17	4.73	$28,014

Price ranges of outstanding and exercisable options as of December 31, 2017 are summarized below:

	Outstanding Options			Exercisable Options
Exercise Price	Number of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.55 - $9.97	1,059,960	2.15	$7.32	1,059,960	$7.32
$10.95 - $15.96	1,392,729	4.61	$14.22	1,359,968	$14.22
$16.97 - $19.24	1,129,540	7.54	$17.92	577,059	$18.06
$19.48 - $24.88	1,053,615	9.07	$21.20	214,811	$21.16
$26.69 - $36.45	630,189	6.07	$32.37	609,036	$32.36
	5,266,033			3,820,834

Restricted Stock Awards
The fair value of each restricted stock award grant is based on the closing price of the Company’s stock on the date of grant and is amortized to compensation expense over its vesting period, which generally ranges between one and four years. Restricted stock is not transferable until vested.
Compensation expense related to restricted stock plans for the years ended December 31, 2017, 2016 and 2015 was approximately $11.9 million, $9.9 million and $8.7 million, respectively. As of December 31, 2017, there was approximately $20.4 million of unrecognized compensation cost related to restricted stock outstanding, which is expected to be recognized over a weighted average period of 2.4 years. During the years ended December 31, 2017, 2016 and 2015, approximately 0.2 million, 0.2 million and 0.1 million shares totaling approximately $4.6 million, $4.3 million and $2.4 million, respectively, were withheld by the Company for minimum income tax withholding requirements, primarily for restricted shares that vested. During the years ended December 31, 2017, 2016 and 2015, 0.9 million, 1.2 million and 0.5 million restricted common shares were granted, respectively.
The following restricted stock activity occurred under the Company’s equity incentive plans during the year ended December 31, 2017:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards outstanding at December 31, 2016	1,552,723	$17.87
Granted	1,067,959	$20.46
Forfeited	(205,889)	$19.34
Lapse of restriction (released)	(543,596)	$18.95
Restricted stock awards outstanding at December 31, 2017	1,871,197	$18.87

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

The aggregate amount of available shares available for repurchase under this program was $33.8 million at December 31, 2017. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the years ended December 31, 2017 and 2016, the Company repurchased common shares totaling $76.3 million and $28.6 million, respectively.

12. Common Shares Reserved

The Company had reserved the following number of shares of common stock for future issuance:

	December 31,
	2017	2016	2015
Outstanding stock options, performance share units and restricted stock units	5,955,837	6,239,847	5,674,405
Options available for future grants and other awards	3,567,989	5,513,027	3,738,466
Total common shares reserved	9,523,826	11,752,874	9,412,871

13. Income Taxes
The domestic and foreign components of net income before income taxes for the years ended December 31, were as follows:

	2017	2016	2015
Income before income taxes
U.S. income	$57,227	$15,510	$43,544
Foreign loss	(1,673)	(1,268)	(1,843)
Net income before income taxes	$55,554	$14,242	$41,701
The provision (benefit) for income taxes consisted of the following for the years ended December 31,:

	2017	2016	2015
Current expense:
Federal	$1,112	$944	$1,000
State	1,721	1,044	835
Foreign	1,379	550	147
Total current tax expense	4,212	2,538	1,982
Deferred expense (benefit):
Federal	(6,302)	9,096	(49,301)
State	4,700	(1,289)	(820)
Foreign	(685)	(93)	(121)
Total deferred tax (benefit) expense	(2,287)	7,714	(50,242)
Total income tax expense (benefit)	$1,925	$10,252	$(48,260)

As of December 31, 2017 and 2016, the Company had federal net operating loss carry forwards (“NOLs”) at December 31, 2017 and 2016 of $182.2 million and $159.8 million. These NOLs expire in varying amounts beginning in 2020 through 2036 and are included in the schedule of deferred tax assets in the table below. See Note 2 for additional information related to the adoption of ASU 2016-09.
As of December 31, 2017, the Company had state NOLs of $378.6 million, which substantially expire in varying amounts beginning in 2020 through 2037. As of December 31, 2016, the Company had state NOLs of $324.6 million.

As of December 31, 2017 and December 31, 2016, the Company had foreign NOLs in the United Kingdom of $57.5 million and $51.5 million, respectively, which do not expire.
As of December 31, 2017 and 2016, the Company had Foreign Tax Credit (“FTC”) carry forwards of $1.2 million which expire 2018 through 2020. As of December 31, 2017 and 2016, the Company had Research & Development (“R&D”) Tax Credit carry forwards of $0.5 million. The R&D credits begin to expire in 2028. As of December 31, 2017 and 2016, the Company had Alternative Minimum Tax (“AMT”) Credit carry forwards of approximately $5.2 million and $4.1 million, respectively which are included in the noncurrent deferred income tax accounts. The Act provides for the refund of AMT Credits in tax years 2018 through 2021.
On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded $22.9 million net tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount consisted of $26.1 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, offset by a $3.8 million increase in valuation allowance for certain state deferred tax assets in jurisdictions in which a valuation allowance was required to reflect the amount more likely than not be realized, a $1.9 million benefit from the reversal of a liability associated with the prior year earnings and profits, a $0.8 million deferred tax expense associated with the one-time transition tax on the mandatory deemed repatriation of foreign earnings based on cumulative foreign earnings of $5.1 million and a $0.5 million tax expense related to writing off certain deferred tax assets associated with the deductibility of certain compensation amounts.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that $22.9 million was the estimated benefit from the implementation of the Act was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete.
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

	2017	2016
Noncurrent deferred tax assets:
Deferred revenue	$51,087	$76,887
NOLs	68,952	79,338
Stock compensation	6,548	9,509
Other deferred tax assets	15,986	20,243
	142,573	185,977
Less: valuation allowance	(30,364)	(22,289)
Total noncurrent deferred tax assets	112,209	163,688
Noncurrent deferred tax liabilities:
Intangible basis	149,328	218,582
Discount on 2018 Notes	1,874	7,005
Other liabilities	11,816	18,004
Total noncurrent deferred tax liabilities	163,018	243,591
Net noncurrent deferred tax asset	233	232
Net noncurrent deferred tax liability	(51,042)	(80,135)
Net deferred tax liability	$(50,809)	$(79,903)
In 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% in accordance with the Act. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The largest driver for the decrease in the net noncurrent deferred tax liabilities of $29.1 million was related to the adoption of ASU 2016-09 (See Note 2, New Accounting Standards) partially offset by deferred tax liabilities associated with the DonWeb acquisition of $1.2 million.
Net noncurrent deferred tax assets of $0.2 million above as of December 31, 2017 and 2016 are included in Other Assets in the consolidated balance sheets.
The valuation allowance at December 31, 2017 of $30.4 million includes $19.0 million and $10.2 million related to certain state and foreign net deferred tax assets, respectively, and $1.2 million related to FTC carry forwards, that are not more likely than not to be realized.
During the year ended December 31, 2017, the valuation allowance increased by $8.1 million. The net increase attributable to the Company's state valuation allowance was $6.6 million, mainly related to the increase in state deferred tax assets due to the federal tax rate change. The net increase attributable to the Company's foreign valuation allowance was $1.5 million, driven by current year foreign losses in jurisdictions in which a full valuation allowance was still required and foreign currency translation adjustments associated with the underlying foreign net deferred tax assets for which a full valuation allowance was required.
During the year ended December 31, 2016, the valuation allowance decreased by $4.3 million. The net decrease attributable to the Company's state valuation allowance was $0.9 million, which included a $1.5 million increase related to current year book losses attributable to state jurisdictions in which a full valuation allowance was still required, offset by a $2.4 million decrease in our beginning-of-the-year valuation allowance to reflect the amount more likely than not to be realized. The $2.4 million decrease related to a state jurisdiction in which the applicable combined legal entities no longer operated on a 3-year cumulative pre-tax book loss position as of the fourth quarter of 2016. In addition to this positive evidence, the Company also determined that positive evidence associated with forecasted 2017 and future estimated taxable income for this state jurisdiction outweighed the negative evidence in the assessment of the portion of the valuation allowance release in the fourth quarter of 2016. The net decrease attributable to the Company's foreign valuation allowance was $3.4 million, which included a $0.6 million increase related to current year foreign losses for which a full valuation allowance was still required, offset by a $1.8 million decrease related to the decrease in foreign net deferred tax assets attributable to a UK tax rate change and a $2.2 million decrease related to foreign currency translation adjustments associated with the underlying foreign deferred tax assets for which a full valuation allowance was required. The net impact of this foreign currency translation adjustment included in Accumulated Other Comprehensive Loss is zero.

During the year ended December 31, 2015, the valuation allowance decreased by $66.9 million. In December 2015, after weighing all evidence available, the Company determined that it was more likely than not that the Company would be able to realize substantially all its net U.S. Federal deferred tax assets and a portion of its net U.S. state deferred tax assets. As a result, the Company reversed $68.8 million of its beginning-of-the-year valuation allowance related to these deferred tax assets, which was partially offset by current year increases of $1.9 million related to certain foreign and state deferred tax assets for which it was determined that a valuation allowance was still required.
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

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rates as a result of the following for the years ended December 31:

	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal tax benefit)	3.0	2.6	2.8
Stock-based compensation	0.6	24.1	4.7
Change in valuation allowance	4.7	(30.2)	(160.5)
Foreign rate differential	1.3	5.2	2.0
Non-deductible compensation costs	1.3	5.2	2.0
Change in tax rates	(1.0)	13.6	(0.6)
Foreign currency translation adjustment	(1.4)	15.3	—
Unremitted foreign earnings and profits	—	(0.8)	0.7
Transaction costs	0.5	4.9	—
Tax impacts of the Act	(41.2)	—	—
Other	0.7	(2.9)	(1.9)
Income tax expense (benefit)	3.5%	72.0%	(115.8)%

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in income tax positions recognized in financial statements. The Company has filed income tax returns for years through 2016. These returns are subject to examination by the taxing authorities in the respective jurisdictions generally for three or four years after they are filed. NOLs and certain tax credits generated in these periods, as well as any carry forwards from prior periods, remain subject to adjustment by taxing authorities generally for three or four years after the years in which such NOLs and credit carry forwards are utilized.
The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
The Company’s unrecognized tax benefits are summarized as follows (in thousands):

Balance at December 31, 2014	$3,431
Additions in unrecognized tax benefits – prior year tax positions	73
Additions in unrecognized tax benefits – current year tax positions	300
Reductions in unrecognized tax benefits – current year tax positions	(62)
Lapse of statute of limitations	(248)
Balance at December 31, 2015	$3,494
Additions in unrecognized tax benefits – prior year tax positions	50
Additions in unrecognized tax benefits – current year tax positions	540
Lapse of statute of limitations	(225)
Balance at December 31, 2016	$3,859
Additions in unrecognized tax benefits – prior year tax positions	1,565
Additions in unrecognized tax benefits – current year tax positions	656
Reductions in unrecognized tax benefits – prior year tax positions	(546)
Lapse of statute of limitations	(42)
Balance at December 31, 2017	$5,492

As of December 31, 2017 and 2016, the Company had $4.5 million and $3.2 million, respectively, of total unrecognized tax benefits, which could favorably affect the effective rate. The Company recorded a net expense/(benefit) related to interest and penalties of $2.5 million, $0.0 million, and $(0.2) million million, during 2017, 2016, and 2015, respectively. The total accrued interest and penalties as of December 31, 2017 and December 31, 2016, was $2.6 million and $0.1 million, respectively. Refer to footnote 5, Business Combinations for further information on current year additions to unrecognized tax benefits in connection with our DonWeb acquisition.
14. Employee Savings Plans
The Company has a qualifying defined contribution 401(k) plan under the Internal Revenue Code. All employees at the date of hire are eligible to participate in the plan. Each participant may contribute to the plan up to the maximum allowable amount as determined by the Federal Government. Employee 401(k) deferrals are 100% vested. Company contributions are subject to a vesting schedule based on years of service. The Company recorded contribution expense of $2.4 million, $1.8 million and $1.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Effective July 1, 2012, the Company established an unfunded deferred compensation defined contribution plan for key management and highly compensated employees. The purpose of the plan is to provide a select group of employees who contribute significantly to the future business success of the Company with supplemental retirement income benefits through the deferral of base salary and other compensation and through additional discretionary company matching contributions. Deferral elections are made at the discretion of the employee and would be an amount or percentage of the employee’s compensation. Each plan year, the Company may, but is not required to, make a matching contribution to the plan on behalf of the participant. In addition, matching contributions need not be uniform among participants. The Company recorded contribution expense of $0.1 million for each of the years ended December 31, 2017, 2016, and 2015.
Also effective July 1, 2012, the Company established an unfunded supplemental retirement defined contribution plan for key management. The purpose of the plan is to provide a select group of management or highly compensated employees who contribute significantly to the future business of the company with supplemental retirement income through discretionary company contributions. Each plan year, the Company may, but is not required to, make a discretionary contribution to the plan on behalf of a participant. The Company is under no obligation to make a contribution for the plan year and contributions need not be uniform among participants. The Company recorded contribution expense of $0.6 million and $0.8 million for the years ended December 31, 2016, and 2015, respectively. No contribution was made for the year ended December 31, 2017.
15. Contingencies
On July 13, 2017, the Company was named as a defendant in a lawsuit filed in the United States District Court for the Middle District of Florida. The plaintiff in the case alleges that the Company infringed upon certain copyrights, misappropriated trade secrets, breached contracts, and violated the Florida Deceptive and Unfair Trade Practices Act in connection with the Company’s Ignite products.  The plaintiff seeks damages in an unspecified amount, plus the recovery of its costs and attorneys’

fees incurred in the suit. The Company believes that it has meritorious defenses against the asserted claims and is no longer offering the afore mentioned products for sale. A preliminary injunction against the Company was entered and the appeal is pending.  The Company has reserved an immaterial amount which it determined to be commensurate with the liability, damage and coverage issues presented by the subject claims at this early stage of the pending lawsuit. It is also not currently possible to reasonably estimate the amount or range of any amounts that the Company may be required to pay as damages in the event that liability is found against the Company in excess of the amount reserved without plaintiff providing more detail on its claims and without expert discovery on the damage and apportionment issues presented by the claims.
From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various legal actions that are incidental to our business and arise out of or are related to claims made in connection with our marketing practices, customer and vendor contracts and employment related disputes. We believe that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on our financial position, marketing practices or results of operations. There were no material legal matters for which a loss was reasonably possible or probable and estimable at December 31, 2017 other than the item noted above.

16. Quarterly Results for 2017 and 2016 (UNAUDITED)

		Quarter Ended
		(in thousands, except per share amounts)
		March 31,		June 30,		September 30,		December 31,		Total Year
2017
	Revenue	$185,118		$186,731		$188,567		$188,845		$749,261
	Income from operations	$20,542	(1)	$22,998		$23,602		$21,473	(2)	$88,615
	Net income	$6,518	(3)	$8,046	(4)	$8,300		$30,765	(5)	$53,629
	Basic EPS	$0.13		$0.16		$0.17		$0.65		$1.10
	Diluted EPS	$0.13		$0.16		$0.16		$0.62		$1.06

2016
	Revenue	$144,798		$187,818		$190,686		$187,203		$710,505
	Income from operations	$6,912	(6)	$7,578		$18,093	(7)	$12,121	(8)	$44,704
	Net income (loss)	$337		$(1,606)		$3,346		$1,913	(9)	$3,990
	Basic EPS (loss)	$0.01		$(0.03)		$0.07		$0.04		$0.08
	Diluted EPS (loss)	$0.01		$(0.03)		$0.07		$0.04		$0.08

(1)
On January 31, 2017, the Company acquired 100% of the outstanding shares of DonWeb. The Company paid approximately $8.6 million at closing. The Company may pay the seller additional consideration of up to $2.0 million on January 31, 2021, present valued to $1.7 million as of the acquisition date, for total consideration of $10.3 million. Transaction costs associated with the acquisition were not significant.

(2)
On November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc., a provider of online advertising management. The Company paid approximately $8.7 million from acquisition closing through December 31, 2017. Additionally, the Company may pay additional consideration of up to approximately $0.6 million. Transaction costs associated with the acquisition were not significant.

(3)	The Consolidated Statement of Comprehensive Income includes an asset impairment charge of $0.1 million from writing down domain name inventory.

(4)
The Consolidated Statement of Comprehensive Income includes restructuring charges of $0.4 million associated with adjusting the estimated real estate taxes on a portion of our New York, New York office lease space that was previously vacated which was exited in December 2016

(5)
The Consolidated Statement of Comprehensive Income includes an asset impairment charge of $0.2 million from abandoning certain technology and restructuring charges of approximately $0.5 million for an early lease termination payment related to the Herndon, VA facility. In the fourth quarter ended December 31, 2017, the Company recorded a tax benefit of $17.8 million primarily from adopting provisions of the Act.

(6)
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

(7)	The Consolidated Statement of Comprehensive Income includes an asset impairment charge of $2.0 million from writing down domain name inventory.

(8)
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

(9)
Included in the fourth quarter ended December 31, 2016 is the reversal of $2.4 million respectively, of valuation allowance for certain U.S. federal and state deferred tax assets, which contributed to the Company recording income tax expense of $2.3 million.

17. Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(4,503)	$(4,019)
Unrealized gains on investments	—	(1)
Total accumulated other comprehensive loss	$(4,503)	$(4,020)
18. Related Party Transactions

Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a personalized digital marketing platform, which was sold to AllianceData in December 2014. Mr. Giuliani joined Conversant after the acquisition of Dotomi, a dynamic display ad optimization company, where he had served as Chief Executive Officer. The Company incurred $0.6 million, $0.7 million and $0.9 million of expense related to services provided by Conversant during the years ended December 31, 2017, 2016 and 2015, respectively.
19. Restructuring

Restructuring charges of $1.3 million and $3.6 million and $0.6 million were incurred during the years ended December 31, 2017, 2016 and 2015, respectively. The restructuring expense for the year ended December 31, 2017 included $0.8 million of primarily lease restructuring costs from adjusting the estimated real estate taxes on a portion of our New York, New York office lease space that was previously vacated which was exited in December 2016 and severance expense associated with the elimination of certain Yodle positions. An additional $0.5 million in expense resulted from an early lease termination payment for an office in Herndon, Virginia. The lease restructuring costs and severance expense from terminating certain positions associated with Yodle for the year ended December 31, 2016 were $1.4 million and $2.2 million, respectively.
20. Asset Impairments

The Company recorded $0.3 million in asset impairment charges during the year ended December 31, 2017. The charges included $0.2 million for the impairment of certain technology and $0.1 million of asset impairment charges related to domain name inventory. During the year ended December 31, 2016, asset impairment charges of $9.1 million resulted from a $7.1 million charge for the impairment of leasehold improvements, furniture and fixtures, and office equipment due to exiting a portion of the Yodle offices leased in New York and a $2.0 million charge related to domain name inventory.

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

10.23
Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A. and SunTrust Bank., as co-syndication agents, Regions Bank, Fifth Third Bank, Bank of America, N.A., Barclays Bank plc, Wells Fargo Bank, National Association, Royal Bank of Canada, Deutsche Bank Securities Inc. and Compass Bank, as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent. (21)

10.24
Amendment to Credit Agreement, dated as of February 17, 2016, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto. (22)

10.25	Web.com Group, Inc. 2017 Acquisio Inducement Award Plan (25)
10.26	Web.com Group, Inc. 2017 DonWeb Inducement Award Plan (26)
10.27	Web.com Group, Inc. 2016 Inducement Award Plan (27)
10.28	Yodle, Inc. 2007 Equity Incentive Plan (28)
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Registered Certified Public Accounting Firm.
24.1	Power of Attorney (included in the signature page hereto).
31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (23)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

(1)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on June 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2010, and incorporated herein by reference.

(3)	Filed as Annex A to the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on September 22, 2011, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s registration statement on Form S-1 (333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on February 10, 2009, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company’s registration statement report on Form S-1 (333-124349), filed with the SEC on June 8, 2005.

(9)	Filed as Appendix B to the Company’s proxy statement on Schedule 14A, filed with the SEC on April 14, 2008, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company’s annual report on Form 10-K (000-51595), filed with the SEC on March 6, 2013, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-158819), filed with the SEC on April 27, 2009, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-168641), filed with the SEC on August 9, 2010, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-177610), filed with the SEC on October 31, 2011, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company’s quarterly report on Form 8-K (000-51595), filed with the SEC on June 19, 2012.

(15)	Filed as an Exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 11, 2011, and incorporated herein by reference.

(16)	Incorporated by reference to Item 5.02 of the Current Report on Form 8-K, filed with the SEC on September 30, 2013, with respect to salary increase for Mr. Teichman (SEC File No. 000-51595).

(17)	Filed as Item 5.02 to the Company's current report on Form 8-K (000-51595), filed with the SEC on February 7, 2018.

(18)	Filed as an exhibit to the Company’s quarterly report on Form 10-Q (000-51595), filed with the SEC on May 12, 2008, and incorporated herein by reference.

(19)	Filed as an exhibit to the Company’s current report on Form 8-K (000-51595), filed with the SEC on March 6, 2013.

(20)	Filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2014, and incorporated by reference.

(21)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on September 10, 2014, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 11, 2016, and incorporated herein by reference.

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

(24)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on March 11, 2016, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-221383), filed with the SEC on November 7, 2017, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-215843), filed with the SEC on January 31, 2017, and incorporated herein by reference.

(27)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-210047), filed with the SEC on March 9, 2016, and incorporated herein by reference.

(28)	Filed as an Exhibit to the Company’s registration statement on Form S-8 (333-210047), filed with the SEC on March 9, 2016, and incorporated herein by reference.

(29)	Incorporated by reference to Exhibit 10.2 to Interland, Inc.’s current report on Form 8-K (No. 000-17932), filed with the SEC on November 7, 2005.

(30)	Incorporated by reference to Exhibit 10.136 to Web.com’s current report on Form 8-K (No. 000-17932), filed with the SEC on April 3, 2006.

†        Management contract or compensatory plan or arrangement.
*                   The XBRL information is being furnished with this Form 10-K, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Web.com Group, Inc.
(Registrant)

February 23, 2018	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 23, 2018:

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