Form 10-Q
period 2018-03-31
WEB.COM GROUP, INC.
filed 2018-05-04
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Common Stock, par value $0.001 per share, outstanding as of May 2, 2018: 49,487,490

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	2018	2017

Revenue	$186,741	$185,118

Cost of Revenue and operating expenses:
Cost of revenue (excluding depreciation and amortization)	62,714	57,922
Sales and marketing	51,579	50,911
Technology and development	20,001	17,001
General and administrative	16,605	19,843
Restructuring expense	2,703	322
Asset impairment	93	143
Depreciation and amortization	17,514	18,433
Total cost of revenue and operating expenses	171,209	164,575

Income from operations	15,532	20,543

Interest expense, net	(8,760)	(7,891)
Net income before income taxes	6,772	12,652
Income tax expense	(2,196)	(6,134)
Net income	$4,576	$6,518

Other comprehensive income:
Foreign currency translation adjustments	(64)	598
Unrealized gain on investments, net of tax	—	1
Total comprehensive income	$4,512	$7,117

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended March 31,
	2018	2017
Basic earnings per share:
Net income per basic common share	$0.10	$0.13
Diluted earnings per share:
Net income per diluted common share	$0.09	$0.13

Basic weighted average common shares outstanding	47,481	49,076
Diluted weighted average common shares outstanding	49,066	50,800

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,660	$11,976
Accounts receivable, net of allowance of $1,548 and $1,454, respectively	27,160	25,424
Prepaid expenses	17,852	10,220
Deferred expenses	65,444	63,267
Other current assets	3,627	3,054
Total current assets	123,743	113,941

Property and equipment, net	56,280	57,188
Deferred expenses	49,262	46,316
Goodwill	885,257	885,662
Intangible assets, net	359,338	371,571
Other assets	21,791	21,565
Total assets	$1,495,671	$1,496,243

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,039	$23,357
Accrued expenses	13,809	15,957
Accrued compensation and benefits	13,268	15,560
Deferred revenue	241,429	233,574
Current portion of debt	24,943	16,612
Deferred consideration	581	22,466
Other liabilities	7,463	6,321
Total current liabilities	322,532	333,847

Deferred revenue	186,825	185,886
Long-term debt	625,403	630,358
Deferred tax liabilities	53,809	51,042
Other long-term liabilities	21,288	20,474
Total liabilities	1,209,857	1,221,607

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 49,437,051 and 48,845,352 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	49	49
Additional paid-in capital	584,979	585,179
Treasury stock at cost, 4,170,867 and 4,305,221 shares at March 31, 2018 and December 31, 2017, respectively	(107,521)	(111,093)
Accumulated other comprehensive loss	(4,567)	(4,503)
Accumulated deficit	(187,126)	(194,996)
Total stockholders' equity	285,814	274,636
Total liabilities and stockholders' equity	$1,495,671	$1,496,243
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$4,576	$6,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,514	18,433
Stock based compensation	5,774	5,557
Deferred income taxes	1,713	5,674
Amortization of debt issuance costs and other	3,771	3,697
Loss on sale of assets	12	—
Asset impairment	93	143
Changes in operating assets and liabilities:
Accounts receivable, net	(1,740)	2,985
Prepaid expenses and other assets	(8,009)	(6,868)
Deferred expenses	(764)	(1,694)
Accounts payable	(1,570)	(6,156)
Accrued expenses and other liabilities	(838)	2,583
Accrued compensation and benefits	(2,294)	(5,286)
Deferred revenue	8,927	7,602
Net cash provided by operating activities	27,165	33,188
Cash flows from investing activities
Business acquisitions, net of cash acquired	(18)	(8,587)
Capital expenditures	(5,015)	(5,179)
Net cash used in investing activities	(5,033)	(13,766)
Cash flows from financing activities
Stock issuance costs	(1)	(3)
Common stock repurchased	(3,632)	(3,360)
Payments of long-term debt	—	(2,438)
Payments of revolving credit facility	(14,000)	—
Proceeds from exercise of stock options	1,229	4,416
Deferred consideration payment	(22,000)	(18,933)
Proceeds from borrowings on revolving credit facility	14,000	7,000
Common stock purchases under stock repurchase plan	—	(2,081)
Net cash used in financing activities	(24,404)	(15,399)

Effect of exchange rate changes on cash	(43)	(2)

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,315)	4,021
Cash, cash equivalents and restricted cash, beginning of period	16,886	25,773
Cash, cash equivalents and restricted cash, end of period	$14,571	$29,794
Supplemental cash flow information
Interest paid	$5,640	$4,961
Income taxes paid, net	$387	$361
See accompanying notes to consolidated financial statements

Certain reclassifications have been made to the previously presented financial statements to conform with the current year presentation

Web.com Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1. The Company and Summary of Significant Accounting Policies

Description of Company

Web.com Group, Inc. ("Web.com" or the "Company") provides a full range of Internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains and related security products, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions sold through three sales channel groupings. Those sales channel groupings are referred to herein as retail, premium services and Web.com for enterprise. Each of these sales channel groupings generally corresponds to size and needs of the Company's customer base, with the retail channel grouping generally servicing smaller businesses or individual customers, premium services channel grouping generally servicing larger businesses with marketing budgets and Web.com for enterprise sales channel generally servicing multi-location or franchisor/franchisee customers. For more information about the Company, please visit http://www.web.com. The information obtained on or accessible through the Company's website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q.
The Company has reviewed the criteria of Accounting Standards Codification ("ASC") 280-10, Segment Reporting, and has determined that the Company is comprised of only one segment, web services and products.
On January 31, 2017, the Company acquired 100% of the equity interests of Dattatec.com SRL ("DonWeb.com or DonWeb"), a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina and on November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc., ("Acquisio") a provider of online advertising management. See Note 3, Business Combinations, for additional information surrounding the acquisitions.
Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2018, the consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017, the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2018, the Company’s results of operations and the cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company's results of operations and cash flows include Donweb.com and Acquisio from the acquisition date through the respective period end dates.

Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been omitted from these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes included in the Company's most recent annual report on Form 10-K filed with the SEC on February 23, 2018, and any subsequently filed current reports on Form 8-K.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and bank demand deposit accounts. For purposes of presentation in the
Consolidated Balance Sheets, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short term restricted cash of $0.3 million as of March 31, 2018 and December 31, 2017 is included in other current assets. Long term restricted cash of $4.6 million as of March 31, 2018 and December 31, 2017 is included in other long-term assets. The restricted cash is primarily to collateralize letters of credit in support of leases.

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
Sales and Marketing Expense
The Company's direct marketing expenses include the costs associated with the online marketing channels used to promote our services and acquire customers. These channels include search marketing, affiliate marketing and partnerships. Sales and marketing costs consist primarily of compensation and related expenses for our sales and marketing staff as well as our customer support staff and allocated occupancy overhead costs. Costs to acquire contracts where the average customer life is greater than one year is deferred and recognized over the average customer life. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

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

Foreign Currency Translation
The functional currency of the Company’s Argentinian DonWeb operations and its United Kingdom-based operations is the Argentina Peso and British Pound, respectively. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, historical rates of exchange for equity and average rates of exchange for revenues, costs, and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.
In addition, the Company’s foreign operations include a customer service center, technology center and an outbound sales center in Canada as well as a technology center in Buenos Aires, Argentina. The Company records foreign currency transaction gains and losses, and remeasurement of local currencies of these foreign subsidiaries where the functional currency is different from the local foreign currency in the consolidated statements of comprehensive income.

New Accounting Standards
Recently Adopted Accounting Standards
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The Company adopted the standard and did so without material impact.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts
and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. The
Company early adopted this standard in fiscal 2017 with no impact.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The Company adopted the standard in fiscal 2017 and did so without material impact.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amended guidance is effective for fiscal years beginning after
December 31, 2017, and for interim periods within those years. The Company elected to early adopt this standard in fiscal 2017 and has restated the statement of cash flows for the earliest period presented to conform with the retrospective application of the standard. There was no impact on the net change in cash, cash equivalents, and restricted cash in the statement of cash flows for the earliest period presented.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
The new guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for the Company beginning after January 1, 2018, including interim periods within those periods. The Company adopted this standard in fiscal 2017 and did so without material impact.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The Company adopted the standard and did so without material impact.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220):
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income that allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act. The Company adopted this standard without material impact.

In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. Further in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company has completed its initial evaluation of its customer contracts and related costs to acquire and fulfill contracts. The Company has elected to apply the standard using a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures, as permitted under Topic 606. Refer to Note 2, Revenues, for further information on the impact of adoption.

Accounting Standards Issued Not Yet Adopted
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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI")
provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Act indicates that either accounting for deferred taxes related to
GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company is in the process of evaluating the impact of the GILTI provisions.

2. Revenues

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The Company recorded a net increase to opening retained earnings of $3.3 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606 related to capitalizing the commission costs of acquiring contracts. When the amortization period is greater than one year, commission costs are deferred and amortized on a straight-line basis over the average life of the customer, which includes renewal periods.

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company currently derives a substantial majority of its revenue from fees associated with our subscription services, which generally include web services, online marketing, eCommerce, and domain name registration offerings. Customers are billed for the subscription on a monthly, quarterly, semi-annual, annual or multi-year basis, at the customer's option. For all of the Company’s customers, regardless of the method the Company uses to bill them, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. As services are performed, the Company recognizes subscription revenue on a daily basis over the applicable service period. When the Company provides a free trial period, the Company does not begin to recognize subscription revenue until the trial period has ended and the customer has been billed for the services.

The Company offers certain integrated online marketing services where the fee charged to the customer includes a media budget (”Pay-Per-Click” or “PPC”). Generally, revenue for PPC services are recognized ratably over the period of service. For these customers, revenue is recognized each time an ad is displayed. For ads placed, the Company evaluates whether it is the principal or agent. Generally, advertising revenues for ads placed are reported on a gross basis, that is, the amounts billed to customers are recorded as revenues, and amounts paid are recorded as costs of revenues. The Company is the principal because it controls the advertising inventory before it is transferred to our customers. Our control is evidenced by our ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these.

Professional services revenues are generated from custom website design, eCommerce store design and support services. Our custom website design and eCommerce store design work is typically billed on a fixed-price basis and over very short periods. Generally, revenue for design services is recognized over time based on the proportion of the design services completed. Revenue for support services is billed on a time basis and recognized over the time as the services are performed. The Company offers products whereby control of the product passes to the customer when delivered and revenue is recognized at the time of delivery. These products represent approximately five percent of total revenue.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate the contract's transaction price to each distinct performance obligation based upon our best estimate of the standalone selling price of each distinct performance obligation in the contract. We generally determine standalone selling prices based on the prices charged to customers when products are purchased separately, as well as on our overall pricing objectives.

Deferred Revenues

For all of the Company’s customers, regardless of the method the Company uses to bill them, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $89.3 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Deferred Costs to Acquire and Fulfill Contracts

Sales commissions earned by the Company's sales force are considered incremental and recoverable costs of acquiring a contract with a customer. Sales commissions for initial contracts where the average customer life is greater than one year are deferred and then amortized on a straight-line basis over the period of benefit with the period of benefit ranging from thirteen months up to 72 months. The Company determined the period of benefit by taking into consideration the average life of our customer contracts including renewals, its technology and other factors. Sales commissions for renewal contracts are deferred as contract assets and classified as either other current or non-current assets and then amortized on a straight-line basis over the remaining benefit period. Costs to acquire contracts included in deferred expenses amounted to approximately $5.3 million at March 31, 2018 and the related amortization thereof is primarily included in sales and marketing expense in the accompanying condensed consolidated statements of operations.

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry. These costs are deferred and amortized over the life of the domain which generally ranges from one to five years. Costs to fulfill contracts included in deferred expenses amounted to approximately $109.4 million at March 31, 2018. Amortization expense is primarily included in cost of revenue, excluding depreciation and amortization.

Total amortization expense was approximately $24.4 million and no impairment losses were recognized in the three months ended March 31, 2018.

Practical Expedients and Exemptions

The Company expenses sales commissions for those commission plans where the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. Sales and usage-based taxes are excluded from revenues and no amounts have been adjusted for significant financing components if payments is received and performance obligation is transferred within the year.

The following table disaggregates our revenue by major sales channel groupings (in thousands).

	Three months ended March 31, 2018	Three months ended March 31, 2017
Retail	$121,063	$124,268
Premium Services	44,558	42,623
Web.com for Enterprise	21,120	18,227
Total Revenues	$186,741	$185,118

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our Consolidated Statement of Comprehensive Income and Consolidated Balance Sheets was as follows (in thousands):

	Three months ended March 31, 2018
	As Reported	Amounts Without the Adoption of ASC 606	Effect of Change
Consolidated Statements of Comprehensive Income
Sales and marketing	51,579	51,770	(191)

	As of March 31, 2018
	As Reported	Amounts Without The Adoption of ASC 606	Effect of Change
Balance Sheet
Assets
Deferred expenses, current	$65,444	$64,134	$1,310
Deferred expenses, noncurrent	$49,262	$46,016	$3,246
Liabilities
Deferred tax liabilities	$53,809	$52,683	$1,126
Equity
Accumulated deficit	$(187,126)	$(190,556)	$3,430

The opening and closing balances of the Company's accounts receivable, contract assets and deferred revenues are as follows (in thousands):

	Accounts Receivable	Deferred Expenses (Including Contract Assets)	Deferred Revenue
Opening Balance as of December 31, 2017	$25,424	109,583	$419,460
Increase, net	1,736	5,123	8,794
Ending balance as of March 31, 2018	$27,160	114,706	$428,254

3. Business Combinations
Acquisition of Acquisio, Inc.
On November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc., a provider of online advertising management. The Company paid approximately $8.7 million from acquisition closing through March 31, 2018 and the Company may pay additional consideration of up to approximately $0.6 million, subject to certain indemnification provisions. Transaction costs associated with the acquisition were not significant.
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
The following table summarizes the Company's purchase price allocation based on the fair values of the assets acquired and the liabilities assumed (in thousands):

	December 31, 2017	Adjustments to Opening Balance Sheet	March 31, 2018
Tangible current assets	$130	$—	$130
Property plant and equipment	376	—	376
Domain/Trade names	401	—	401
Developed Technology	2,698	—	2,698
Customer relationships	1,908	—	1,908
Other assets	—	642	642
Goodwill	4,264	—	4,264
Current liabilities	(274)	—	(274)
Deferred revenue	(93)	—	(93)
Other long term liabilities	(129)	(642)	(771)
Purchase price consideration	$9,281	$—	$9,281
The customer relationships and developed technology will be amortized over four years and ten years, respectively. The domain and trade names are indefinite-lived intangible assets and are not amortized.
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

As of March 31, 2018
Tangible current assets	$1,071
Property plant and equipment	2,344
Domain/Trade names	990
Non-competes	236
Customer relationships	1,720
Other non current assets	2,811
Goodwill	10,568
Current liabilities	(1,738)
Deferred revenue	(1,584)
Other long term liabilities	(6,070)
Purchase price consideration	$10,348
The non-competes and customer relationships are being amortized over four years and three years, respectively. The domain and trade names are indefinite-lived intangible assets and are not amortized.

4. Net Income Per Common Share

Basic net income per common share is calculated using net income and the weighted-average number of shares outstanding during the reporting period. Diluted net income per common share includes the effect from the potential issuance of common stock, such as common stock issued pursuant to the exercise of stock options or vesting of restricted shares.

The Company issues equity awards with performance, service and market conditions. These awards are included in basic shares outstanding once all criteria have been met and the shares have vested. Prior to the end of the vesting period, the number of contingently issuable shares included in diluted EPS is based on the number of shares, if any, that would be issuable under the terms of the arrangement if the end of the reporting period were the end of the contingency period, using the treasury stock method and assuming the result would be dilutive. See Note 12, Stock-Based Compensation and Stockholders' Equity, for additional information on this award.

During the three months ended March 31, 2018 and 2017, 2.8 million and 2.7 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 7, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of our common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in our calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three months ended March 31, 2018 and 2017. The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Net income	$4,576	$6,518

Basic weighted average common shares outstanding	47,481	49,076
Dilutive effect of stock options	1,044	1,282
Dilutive effect of restricted shares	498	426
Dilutive effect of performance shares	43	16
Diluted weighted average common shares outstanding	49,066	50,800

Net income per basic common share	$0.10	$0.13

Net income per diluted common share	$0.09	$0.13

5. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2017, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the three months ended March 31, 2018.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively (in thousands):

	March 31, 2018	December 31, 2017
Goodwill balance at beginning of period	$987,956	$974,045
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	$885,662	871,751
Goodwill acquired during the period- DonWeb- Note 3, Business Combinations	—	10,568
Goodwill acquired during the period- Acquisio - Note 3, Business Combinations	—	4,264
Foreign currency translation adjustments	(405)	(921)
Goodwill balance at end of period, net *	$885,257	$885,662

* Gross goodwill balances were $987.6 million as of March 31, 2018 and $988.0 million as of December 31, 2017. These include accumulated impairment losses of $102.3 million.

The Company’s intangible assets are summarized as follows (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years
Indefinite-lived intangible assets:
Domain/Trade names	$161,275	$—	$161,275
Definite-lived intangible assets:
Customer relationships	327,181	(192,146)	135,035	5.3
Developed technology	283,391	(220,659)	62,732	4.0
Other	8,724	(8,428)	296	1.4
Total *	$780,571	$(421,233)	$359,338
* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, had minimal effect on total intangible assets at of March 31, 2018.

	December 31, 2017
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

The weighted-average amortization period for the amortizable intangible assets remaining as of March 31, 2018 is approximately 4.9 years. Total amortization expense was $12.2 million and $12.9 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the amortization expense for the remainder of the year ended December 31, 2018, and the next five years and thereafter is as follows (in thousands):

2018 (remainder of year)	$33,578
2019	41,873
2020	39,235
2021	38,308
2022	26,667
2023	17,067
Thereafter	1,335
Total	$198,063

6. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a subsidiary of Alliance Data Systems Corporation, a personalized digital marketing platform. The Company incurred no significant expense and $0.2 million of expense related to services provided by Conversant during the three months ended March 31, 2018 and 2017, respectively.

7. Long-Term Debt

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

As of March 31, 2018 and December 31, 2017, the carrying value of the debt and equity component was $254.1 million and $47.8 million and $251.0 million and $47.8 million, respectively. The unamortized debt discount of $4.6 million as of March 31, 2018 will be amortized over the remaining life of five months using the effective interest method. The Company has included $10.6 million of the 2018 Notes as current debt based upon our intent and ability to refinance these obligations.

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
The Company has $248.1 million of available borrowings under the Revolving Credit Facility as of March 31, 2018.
Outstanding long-term debt and the interest rates in effect at March 31, 2018 and December 31, 2017 consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Revolving Credit Facility maturing 2021, 3.99%, based on LIBOR plus 2.25%	$10,000	$10,000
Term Loan due 2021, 4.04% based on LIBOR plus 2.25%, less unamortized discount of $3,495 at March 31, 2018, effective rate of 4.14%	386,239	385,934
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $4,643 at March 31, 2018, effective rate of 5.88%	254,107	251,036
Total Outstanding Debt	650,346	646,970
Less: Current Portion of Long-Term Debt	(24,943)	(16,612)
Long-Term Portion	$625,403	$630,358

Debt discount and issuance costs

The Company recorded $3.4 million and $3.3 million of expense from amortizing debt issuance and discount costs during each of the three months ended March 31, 2018 and 2017, respectively.

Total estimated principal payments due for the next three years as of March 31, 2018 are as follows:

Year 1	$25,265
Year 2	44,128
Year 3	589,091
Total principal payments	$658,484

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency translation adjustments	$(4,567)	$(4,503)
Total accumulated other comprehensive loss	$(4,567)	$(4,503)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of March 31, 2018 and December 31, 2017 due to the short maturity of these items. As of March 31, 2018, the fair value and carrying value of the Company’s 2018 Notes totaled $256.2 million and $254.1 million, respectively. As of December 31, 2017, the fair value and carrying value of the Company's 2018 Notes was $255.3 million and $251.0 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of March 31, 2018 and December 31, 2017. See Note 7, Long-term Debt, for additional information surrounding the amendment.

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

The Company recorded income tax expense of $2.2 million and $6.1 million during the three months ended March 31, 2018 and 2017 respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2018 and 2017 reflects the impact of net unfavorable permanent book-tax differences, primarily driven by stock compensation costs estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. The effective tax rate for the three months ended March 31, 2018 and 2017 was 32.4% and 48.5%, respectively. The decrease in the effective tax rate was due to the adoption of the Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and the transition tax on our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete. The Company recorded as a discrete item a benefit of $0.5 million for the three months ended March 31, 2018 after further evaluation of its review of the transition tax. The Company has not provided an estimate for foreign derived intangible income, as it is still in the process of obtaining the requisite information.

11. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $6.8 million in standby letters of credit as of March 31, 2018, $1.9 million of which were issued under the Revolving Credit Facility.

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

12. Stock-Based Compensation and Stockholders' Equity

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
Performance Shares
During the first quarters of 2018 and 2017, the Compensation Committee of the Board of Directors approved the issuance of performance share equity awards. The targeted number of shares under a 100 percent payout scenario for each of the 2018 and 2017 awards granted are 0.2 million shares, earned over the three year vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the three months ended March 31, 2018 and 2017 was approximately and $0.5 million and $0.7 million, respectively. The 2017 tranche of the performance share award resulted in a payout of 71% of the target shares, or approximately 113 thousand shares during the first quarter of 2018. During the three months ended March 31, 2018, approximately 41 thousand shares totaling $0.7 million were withheld by the Company for income tax withholding requirements.
Stock Options

Compensation expense related to the Company’s stock option plans was $1.7 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, 0.2 million and 0.3 million common shares were issued for options exercised, respectively. During the three months ended March 31, 2018 and 2017, 0.8 million and 0.8 million options were granted, respectively. The weighted-average grant-date fair value of an option granted during the three months ended March 31, 2018 and 2017 was $6.98 and $8.57, respectively.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Below are the ranges of assumptions used in calculating the fair value of options granted during the following periods:

Three months ended March 31,

	2018			2017
Risk-free interest rate	2.54%	-	2.54%	1.90%	-	1.98%
Dividend yield	N/A			N/A
Expected life (in years)	4.99	-	4.99	5.05	-	5.05
Volatility	41.47%	-	41.47%	44.67%	-	44.67%

 Restricted Stock

Compensation expense related to restricted stock plans for the three months ended March 31, 2018 and 2017, was approximately $3.5 million and $2.8 million, respectively. During the three months ended March 31, 2018 and 2017, approximately 0.1 million and 0.2 million shares totaling approximately $2.5 million and $3.1 million, respectively, were withheld by the Company for tax withholding requirements. During the three months ended March 31, 2018 and 2017, 0.6 million and 0.8 million restricted common shares were granted, respectively. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2018 and 2017 was $22.97 and $20.45, respectively.

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

The aggregate amount remaining available for repurchase under this program was $33.8 million at March 31, 2018. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2018 the Company did not repurchase any common shares. During the three months ended March 31, 2017, the Company repurchased approximately 107 thousand common shares for a total of $2.1 million.

13. Restructuring

In March 2018, the Company completed a reorganization of its operations, designed to consolidate operations and rationalize infrastructure. Through this reorganization, the Company eliminated various positions and offered separation agreements to those impacted. During the the three months ended March 31, 2018, the Company recognized $2.7 million of pre-tax restructuring charges, which will primarily be paid in the second quarter of 2018. No amounts related to the charges were paid as of March 31, 2018. The Company recorded $0.3 million for the three months ended March 31, 2017 in connection with severance charges.

14. Subsequent Events

On April 30, 2018, the Company completed a refinancing of its Credit Agreement and increased both the Term Loan and Revolving Credit Facility to $400.0 million each (the "Facility"), respectively. The Facility has a maturity date of five years from the date of issuance and bears interest at an initial rate of LIBOR plus an 1.75% subject to an adjustment on the applicable margin in the future and an initial unused revolver fee of 0.30% subject to an adjustment in the future of up to 0.40%. The proceeds of which will be utilized to pay the 2018 Notes upon maturity.

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

Overview

Web.com Group, Inc. ("Web.com", the "Company" or "We") provides a full range of internet services to small businesses to help them compete and succeed online. Web.com meets the needs of small businesses anywhere along their lifecycle with affordable, subscription-based solutions including domains and related security products, hosting, website design and management, search engine optimization, online marketing campaigns, local sales leads, social media, mobile products and eCommerce solutions sold through three sales channel groupings. Those sales channel groupings are referred to herein as retail, premium services and Web.com for enterprise. Each of these sales channel groupings generally corresponds to size and needs of our customer base, with the retail channel grouping generally servicing smaller businesses or individual customers, premium services channel grouping generally servicing larger businesses with marketing budgets and Web.com for enterprise sales channel generally servicing multi-location or franchisor/franchisee customers. For more information about the company, please visit http://www.web.com. The information obtained on or accessible through the Company's website is not incorporated into this Quarterly Report on Form 10-Q and you may not consider it a part of this Quarterly Report on Form 10-Q.

On January 31, 2017, the Company acquired DonWeb.com, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company will pay the seller additional consideration of $2.0 million on January 31, 2021, present valued at $1.7 million as of the acquisition date for total consideration of $10.3 million. In addition, the agreement includes a four-year earnout provision that entitles the seller to up to $3.0 million contingent upon the post-acquisition business performance. The earnout provisions require the seller be employed with the Company and as such will be recorded as compensation expense.
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
See Note 3, Business Combinations, for additional information surrounding the acquisitions.
Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by the measurement period in months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $1.1 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Net Subscriber Additions
We define total subscribers as the approximate number of subscribers that, as of the end of a period, are identified as subscribing to our products on a paid basis.  A unique subscriber with subscriptions of more than one brand or with more than one distinct billing relationship or product subscription with us, is counted as one subscriber.  Total subscribers for a period reflects adjustments to add or subtract subscribers as we integrate acquisitions and/or are otherwise able to identify subscribers that meet, or do not meet, this definition of total subscribers.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018 as well as Note 1, The Company and Summary of Significant Accounting Policies, to the unaudited consolidated financial statements included herein.

Results of Operations

Comparison of the results for the three months ended March 31, 2018 to the three months ended March 31, 2017

The operations of DonWeb.com and Acquisio began integrating with the existing legacy Web.com operations immediately following the closing of the acquisitions on January 31, 2017 and November 1, 2017, respectively. As such, our results of operations including revenue and ARPU are not specifically segregated subsequent to these acquisitions, nor would it be indicative of each of the standalone entities.

The following table sets forth our key business metrics:

	Three months ended March 31,
	2018	2017
	(unaudited)
Ending Subscribers as of March 31,	3,348,841	3,502,838
Net (reductions) additions(1)	(62,148)	45,266
Average revenue per user (monthly)	$18.34	17.67

(1) The net subscriber reduction during the three months ended March 31, 2017, includes 73,528 that were acquired in the DonWeb.com acquisition in January 2017.

Subscriber counts decreased by 62,148 subscribers during the three months ended March 31, 2018, as compared to an increase of 45,266 subscribers during the three months ended March 31, 2017. The decline in subscriber counts was in part driven by a shift in our sales strategy towards higher ARPU services, which results in lower new customer additions.  Our rolling twelve month retention rate as of March 31, 2018 was 85.5% compared to 84.9% during the same prior year period. The improvement in our retention rate is due to an overall strategy to improve customer retention. During the three months ended March 31, 2018, we continued to make progress re-positioning our product portfolio and aligning our sales channels to improve customer satisfaction and ultimately retention.

Revenue

	Three months ended March 31,
	2018	2017
	(unaudited, in thousands)
Revenue:
Subscription	$184,896	$183,347
Professional services and other	1,845	1,771
Total revenue	$186,741	$185,118

Total revenue for the three months ended March 31, 2018 increased to $186.7 million from $185.1 million in the three months ended March 31, 2017. Total revenue for the respective 2018 and 2017 periods includes $1.1 million and $1.7 million of unfavorable impact resulting from amortizing deferred revenue. The unfavorable impact decreased $0.6 million during the three months ended March 31, 2018 from the same prior period. The deferred revenue resulted from acquisition fair value adjustments recorded during 2018 and 2017. The remaining $1.0 million increase in revenue during the three months ended March 31, 2018 when compared to the same prior year period, resulted primarily from increased sales of our online marketing services, vertical product solutions and the Acquisio and DonWeb acquisitions. Offsetting these increases were declines in our product revenue in the retail sales channel grouping as a result of lower investment.

Subscription Revenue. Subscription revenue increased during the three months ended March 31, 2018, to $184.9 million from $183.3 million. The increase is primarily due to the drivers mentioned above.

Professional Services and Other Revenue. Professional services revenue of $1.8 million increased 4% in the three months ended March 31, 2018 over the three months ended March 31, 2017. The slight increase was principally driven the acquisition of Acquisio.

The following table disaggregates our revenue by major sales channel groupings (in thousands).

	Three months ended March 31,
	2018	2017
	(unaudited, in thousands)
Retail	$121,063	$124,268
Premium Services	44,558	42,623
Web.com for Enterprise	21,120	18,227
Total Revenues	$186,741	$185,118

Retail. Retail revenue decreased $3.2 million to $121.1 million in the three months ended March 31, 2018 from $124.3 in the three months ended March 31, 2017, primarily as a result of lower resource investment.

Premium Services. Premium services revenue of $44.6 million for the three months ended March 31, 2018 increased $1.9 million from the three months ended March 31, 2017 primarily as a result of investing resources in our Leadstream product and vertical market products, such as Lighthouse and TorchX.

Web.com for Enterprise. Web.com for Enterprise revenue increased $2.9 million in the three months ended March 31, 2018 over the three months ended March 31, 2017, driven by an increase in the platform revenues.

Cost of Revenue and Operating Expenses

	Three months ended March 31,
	2018	2017
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$62,714	$57,922
Sales and marketing	51,579	50,911
Technology and development	20,001	17,001
General and administrative	16,605	19,843
Restructuring expense	2,703	322
Asset impairment	93	143
Depreciation and amortization	17,514	18,433
Total cost of revenue and operating expenses	$171,209	$164,575

Cost of Revenue. Cost of revenue increased $4.8 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase was due to higher online marketing and traffic acquisition costs of $3.1 million and domain related costs and commissions of $1.6 million. In addition, the inclusion of the operating costs from the Acquisio and DonWeb acquisitions contributed to the increase in cost of revenue compared to the same prior year period.

Sales and Marketing Expenses. Sales and marketing expenses increased 1% or $0.7 million to $51.6 million, or 28% of total revenue, from $50.9 million, or 28% of revenue, for the comparable periods. The increase was due to incremental costs resulting from the acquisitions of Acquisio and DonWeb, as well as $0.3 million for sales force compensation programs.

Technology and Development Expenses. Technology and development expenses of $20.0 million, or 11% of total revenue, increased by $3.0 million during the three months ended March 31, 2018 from $17.0 million, or 9% of total revenue during the three months ended March 31, 2017. The increase was driven by $1.6 million of higher salaries and benefits driven from the acquisitions of Acquisio and DonWeb, as well as a decline of $0.1 million of internally developed software projects. Additionally, software maintenance, security and server expenses increased $1.0 million during the three months ended March 31, 2018 when compared to the same prior year period.

General and Administrative Expenses. General and administrative expenses decreased $3.2 million to $16.6 million, or 9% of total revenue, during the three months ended March 31, 2018, as compared to $19.8 million, or 11% of total revenue during the three months ended March 31, 2017. The decline was primarily due to $3.5 million of lower employee related costs, as well as declines in corporate development and consulting fees of $0.5 million resulting from lower acquisition activity related costs. Legal expenses increased by $0.3 million, which partially offset the aforementioned declines.

Restructuring Expense. The three months ended March 31, 2018 includes pre-tax restructuring charges of $2.7 million from a reorganization of Company operations, designed to consolidate and rationalize infrastructure. The Company recorded $0.3 million for the three months ended March 31, 2017 in connection with severance charges.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.9 million to $17.5 million during the three months ended March 31, 2018 from $18.4 million during the three months ended March 31, 2017. Amortization expense declined by $0.6 million as certain intangible assets became fully amortized. Depreciation expense declined by $0.3 million during the three months ended March 31, 2018 compared to the same prior year period, as certain assets became fully depreciated.

Interest Expense, net. Net interest expense totaled $8.8 million and $7.9 million for the three months ended March 31, 2018 and 2017, respectively. Included in the interest expense for each of the three months ended March 31, 2018 and 2017, respectively, was $3.8 million and $3.7 million, primarily from amortizing deferred financing fees and loan origination discounts. Loan interest expense, excluding amortization, increased $0.8 million during the first quarter ended March 31, 2018, compared to the first quarter of 2017, primarily due to an increase in overall interest rates in the comparative periods.

Income Tax Expense. We recorded income tax expense of $2.2 million and $6.1 million during the three months ended March 31, 2018 and 2017, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2018 and 2017 reflects the impact of net unfavorable permanent book-tax differences primarily driven by stock compensation estimated for the year and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. The effective tax rate for the three months ended March 31, 2018 and 2017 was 32.4% and 48.5%, respectively. The decrease in the effective tax rate was due to the enactment of the Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and the transition tax on our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete. The Company recorded as a discrete item a benefit of $0.5 million for the three months ended March 31, 2018 after further evaluation of its review of the transition tax. The Company has not provided an estimate for foreign derived intangible income, as it is still in the process of obtaining the requisite information.

Outlook. At the end of the first quarter, we learned of two large customer losses, one in Premium Services and one in Web.com for Enterprise.  This will impact our Non-GAAP Revenue (refer to Non-GAAP Financial Measures section for definition of Non-GAAP Revenue) and profitability outlook for the year.  We are expecting lower Non-GAAP Revenue in the second quarter compared to the first quarter in all three sales channels and slightly down for the full year.  We will continue to shift resources away from our Retail offerings and further invest in our online marketing services to drive revenue growth, as well as focus on improving the retention rate of our Lead Stream customers by integrating the Acquisio technology. We continue to drive productivity gains in our telesales organization and leverage the existing base of customers via upsell and cross sell opportunities.  As a result, we expect modest year over year growth in Premium Services and Web.com for Enterprise.  We are anticipating Retail to be down slightly year over year as a result of lower investment.  We expect declines in operating costs as we continue to rationalize our infrastructure and consolidate processes across the Company to better develop and more efficiently deliver solutions to our customers.  Overall, we expect declines in depreciation and amortization as certain assets fully depreciate.  We expect non-GAAP free cash (defined as net cash provided by operating activities less capital expenditures) flow to be strong, but lower than last year.  This free cash flow could be used to further invest in the business, pay down debt, repurchase common shares, and fund acquisitions.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31, (in thousands):

	Three months ended March 31,
	2018	2017
	(unaudited, in thousands)
Net cash provided by operating activities	$27,165	$33,188
Net cash used in investing activities	(5,033)	(13,766)
Net cash used in financing activities	(24,404)	(15,399)
Effect of exchange rate changes on cash	(43)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,315)	$4,021

Cash Flows

At March 31, 2018, we had $9.7 million of cash and cash equivalents and $198.8 million in negative working capital, as compared to $12.0 million of cash and cash equivalents and $219.9 million in negative working capital at December 31, 2017. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which is amortized to revenue or expense rather than settled with cash. In addition, the current portion of long term debt increased $8.3 million to $24.9 million as of March 31, 2018. We expect cash generated from operating activities to be more than sufficient to meet our future working capital and debt servicing requirements. We have included the majority of the 2018 Notes as long-term debt based upon our intent and ability to refinance these obligations.

Net cash provided by operating activities for the three months ended March 31, 2018 decreased $6.0 million to $27.2 million, driven by an increase in cash interest paid of $0.7 million and online marketing costs. Partially offsetting the decrease were improvements of $0.5 million in working capital in the three months ended March 31, 2018 compared to the same prior period.

Net cash used in investing activities during the three months ended March 31, 2018 was $5.0 million, as compared to $13.8 million in the three months ended March 31, 2017. The three months ended March 31, 2017 included an $8.6 million payment for 100% of the outstanding shares of DonWeb.com. See Note 3, Business Combinations, for additional information surrounding the acquisition. Capital expenditures of $5.0 million during the three months ended March 31, 2018 decreased by $0.2 million when compared to the same period prior year. The capital expenditures were primarily related to building new operational functionality that supports the consolidation of customer transactions and billing platforms, as well as, the development of a new product functionality within our vertical product solutions.

Net cash used in financing activities during the three months ended March 31, 2018 and 2017 reflects a $22.0 million and $18.9 million consideration payment, which was made to the sellers of Yodle on March 9 of 2018 and 2017, respectively. During the three months ended March 31, 2017, we repurchased approximately 0.1 million common shares amounting to $2.1 million in connection with our stock repurchase program announced on November 5, 2014. Proceeds received from the exercise of stock options declined by $3.2 million to $1.2 million in the three months ended March 31, 2018 when compared to the same prior year period. Approximately $3.6 million and $3.4 million of cash was used to pay employee tax withholding requirements in lieu of receiving common shares during the three months ended March 31, 2018 and 2017, respectively. We drew $14.0 million and repaid $14.0 million on our revolving credit facility during the three months ended March 31, 2018. For the three months ended March 31, 2017 we drew $7.0 million and made no repayments on our revolving credit facility. No payments were made on the term loan during the three months ended March 31, 2018 and $2.4 million was paid during the three months ended March 31, 2017.

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

Outstanding debt as of March 31, 2018 for purposes of the First Lien Net Leverage Ratio was approximately $390.0 million. The covenant calculations as of March 31, 2018 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of March 31, 2018	Ratio at March 31, 2018	Favorable/ (Unfavorable)
Consolidated Net Debt to EBITDA	Not greater than 3.65	2.04	1.61
Consolidated Interest Coverage Ratio	Greater than 2.00	9.46	7.46

In addition to the financial covenants listed above, the credit agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreement.

Stock Repurchase Plan

In October 2014, our Board of Directors authorized a plan for the repurchase of up to $100.0 million of our outstanding common shares through December 31, 2016. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by $100 million and extended the expiration date of the outstanding available shares to December 31, 2018. As of March 31, 2018, there was $33.8 million available for repurchase under this program and no amounts were repurchased during the three months ended March 31, 2018.

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

Web.com Group, Inc.
Reconciliations of GAAP to Non-GAAP Results
(in thousands, except for per share data)
(unaudited)
	Three months ended March 31,
	2018	2017
Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$186,741	$185,118
Fair value adjustment to deferred revenue	1,095	1,710
Non-GAAP revenue	$187,836	$186,828
Professional services and other revenue	(1,845)	(1,771)
Non-GAAP subscription revenue used in ARPU	$185,991	$185,057
Average subscribers (in thousands)	3,380	3,490
ARPU (Non-GAAP subscription revenue per subscriber over 3 month period)	$18.34	$17.67

Contractual Obligations and Commitments
We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes to the disclosure about market risk since the year ended December 31, 2017. For a full description of our disclosures about market risk, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk, in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018, are set forth below and are unchanged substantively at March 31, 2018.

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
One of our business strategies is to acquire complementary services, technologies or businesses. The success of any future acquisitions, including our acquisitions of Yodle, TORCHx, DonWeb and Acquisio will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including annual net operating synergies, from combining the businesses of Web.com and the acquired company. To realize these anticipated benefits, the combined company must successfully integrate the businesses of Web.com and an acquired company. This integration will be complex and time consuming.
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
As of March 31, 2018, we had $389.7 million of aggregate principal amount of our Term Loan, $10.0 million drawn on our Revolving Credit Facility (defined in Note 7, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.
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
We were profitable for the years ended December 31, 2017, 2016 and 2015 and the three months ended March 31, 2018 and 2017, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future.
We were profitable for the years ended December 31, 2017, 2016 and 2015 and the three months ended March 31, 2018 and 2017, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future. As of March 31, 2018, we had an accumulated deficit of approximately $187.1 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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

As of December 31, 2017, the Company had U.S. Federal NOLs of approximately $182.2 million available to offset future taxable income and expire between 2020 and 2036. These NOLs are subject to various limitations under Section 382 of the Internal Revenue Code, as amended (the “Code”). If the Company experiences any future “ownership change” as defined in Section 382 of the Code, the Company's ability to further utilize its U.S. Federal NOLs could be limited. Similar results could apply to our U.S. state NOLs because the states in which we operate generally follow Section 382.

As of December 31, 2017, the Company also had $57.5 million of NOLs in the United Kingdom ("UK") related to Scoot, of which the substantial portion was incurred in pre-acquisition periods. Although not subject to expiration, pre-acquisition NOLs could be eliminated under certain circumstances, as determined under applicable tax laws in the United Kingdom, in the three year periods both before and after the acquisition date. Although the Company does not believe the pre-acquisition NOLs are subject to any such limitations to date, future activities could subject these NOLs to limitation. As of December 31, 2017, the Company continued to maintain a full valuation allowance against its net deferred tax asset in the UK, excluding indefinite lived intangibles, as it more likely than not that these net deferred tax assets will not be realized. The net deferred tax values related to the net UK deferred tax assets and associated valuation allowance increased as a result of changes in foreign exchange rates during the year.

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
Data protection laws and self-regulatory codes may restrict our activities, increase our costs and increase our liability.

We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission ("FTC"), Federal Communications Commission ("FCC"), and state and local agencies. We collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data.

On April 27, 2016, the European Union ("EU") adopted the General Data Protection Regulation 2016/679, or GDPR, that will take effect on May 25, 2018, replacing the current data protection laws of each EU member state. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data, including payment card information, in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR can trigger steep fines. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European Economic Area residents.

If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.

Changes in legislation or governmental regulations, policies or standards applicable to our product offerings may have a significant impact on our ability to compete in our target markets.
The telecommunications industry is regulated by the FCC in the U.S. While most such regulations do not affect us directly, certain of those regulations may affect our product offerings. For example, effective October 16, 2013, FCC rules were adopted to require companies to obtain prior express written consent from consumers before calling them with prerecorded telemarketing "robocalls" or before using an autodialer to call their wireless numbers with telemarketing messages unless an unambiguous written consent is obtained before the telemarketing call or text message. If we are unable to satisfy such FCC rules, we could be prevented from providing such product offering to our customers, which could materially and adversely affect our future revenues.
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
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.Substantial change to tax policies and other regulations may have an impact on our business.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing. We cannot predict the impact, if any, of these changes to our business. Any future changes that may be enacted are not incorporated and until we know what additional changes are enacted, we will not know whether in total we will benefit from, or will be negatively affected by, the changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities
There were no share repurchases during the three months ended March 31, 2018. Cumulative repurchases of 7.9 million common shares totaling $166.2 million have been made since we announced our stock repurchase program on November 5, 2014, which authorized the repurchase of up to an aggregate of $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, was scheduled to expire on December 31, 2016. In October 2016, the Company's Board of Directors authorized that the share repurchase program of the Company's outstanding securities be extended through December 31, 2018 and be increased by an additional $100.0 million. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. The approximate dollar value of shares that may yet be purchased under the program is $33.8 million.

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
10.3
Amendment, dated April 30, 2018, to the Credit Agreement, dated as of September 9, 2014, by and among Web.com Group, Inc., the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on February 17, 2016, and incorporated by reference here).

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

Web.com Group, Inc.
(Registrant)

May 3, 2018	/s/ Kevin M. Carney
Date	Kevin M. Carney Chief Financial Officer (Principal Financial and Accounting Officer)