Form 10-Q
period 2018-06-30
WEB.COM GROUP, INC.
filed 2018-07-31
CIK 1095291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Common Stock, par value $0.001 per share, outstanding as of July 30, 2018: 50,069,055

Web.com Group, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

 Web.com Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenue	$186,690	$186,731	$373,431	$371,850

Cost of Revenue and operating expenses:
Cost of revenue (excluding depreciation and amortization)	61,304	58,527	124,018	116,450
Sales and marketing	47,643	49,230	99,223	100,141
Technology and development	17,157	17,323	37,158	34,324
General and administrative	24,741	21,252	41,345	41,108
Restructuring expense	—	—	2,703	312
Asset impairment	193	—	286	143
Depreciation and amortization	17,475	17,401	34,989	35,834
Total cost of revenue and operating expenses	168,513	163,733	339,722	328,312

Income from operations	18,177	22,998	33,709	43,538

Interest expense, net	(8,334)	(8,146)	(17,094)	(16,036)
Loss from debt extinguishment	(497)	—	(497)	—
Net income before income taxes	9,346	14,852	16,118	27,502
Income tax expense	(3,134)	(6,806)	(5,328)	(12,940)
Net income	$6,212	$8,046	$10,790	$14,562

Other comprehensive income:
Foreign currency translation adjustments	(1,951)	(624)	(2,016)	(25)
Unrealized gain on investments, net of tax	—	—	—	1
Total comprehensive income	$4,261	$7,422	$8,774	$14,538

See accompanying notes to consolidated financial statements

Web.com Group, Inc.

Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(unaudited)
(continued)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income per basic common share	$0.13	$0.16	$0.23	$0.30
Diluted earnings per share:
Net income per diluted common share	$0.13	$0.16	$0.22	$0.29

Basic weighted average common shares outstanding	48,007	49,488	47,783	49,283
Diluted weighted average common shares outstanding	49,236	51,186	49,275	51,067

See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,932	$11,976
Accounts receivable, net of allowance of $2,440 and $1,454, respectively	25,100	25,424
Prepaid expenses	15,726	10,220
Deferred expenses	65,716	63,267
Other current assets	5,425	3,054
Total current assets	141,899	113,941

Property and equipment, net	53,941	57,188
Deferred expenses	48,954	46,316
Goodwill	882,294	885,662
Intangible assets, net	346,716	371,571
Other assets	26,637	21,565
Total assets	$1,500,441	$1,496,243

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,081	$23,357
Accrued expenses	11,914	15,957
Accrued compensation and benefits	11,962	15,560
Deferred revenue	241,151	233,574
Current portion of debt	4,946	16,612
Deferred consideration	561	22,466
Other liabilities	10,092	6,321
Total current liabilities	298,707	333,847

Deferred revenue	186,200	185,886
Long-term debt	638,101	630,358
Deferred tax liabilities	55,918	51,042
Other long-term liabilities	19,755	20,474
Total liabilities	1,198,681	1,221,607

Stockholders' equity:
Common stock, $0.001 par value per share: 150,000,000 shares authorized, 50,006,762 and 48,845,352 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	50	49
Additional paid-in capital	586,879	585,179
Treasury stock at cost, 3,731,243 and 4,305,221 shares at June 30, 2018 and December 31, 2017, respectively	(97,737)	(111,093)
Accumulated other comprehensive loss	(6,519)	(4,503)
Accumulated deficit	(180,913)	(194,996)
Total stockholders' equity	301,760	274,636
Total liabilities and stockholders' equity	$1,500,441	$1,496,243
See accompanying notes to consolidated financial statements

Web.com Group, Inc.
 Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$10,790	$14,562
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from debt extinguishment	497	—
Depreciation and amortization	34,989	35,834
Stock based compensation	11,455	11,659
Deferred income taxes	4,175	11,176
Amortization of debt issuance costs and other	7,362	7,399
Loss on sale of assets	16	—
Asset impairment	286	143
Changes in operating assets and liabilities:
Accounts receivable, net	(193)	986
Prepaid expenses and other assets	(9,934)	(5,216)
Deferred expenses	(998)	(1,535)
Accounts payable	(4,098)	(169)
Accrued expenses and other liabilities	(1,493)	347
Accrued compensation and benefits	(3,476)	(3,672)
Deferred revenue	9,090	5,452
Net cash provided by operating activities	58,468	76,966
Cash flows from investing activities
Business acquisitions, net of cash acquired	(18)	(8,587)
Capital expenditures	(9,131)	(10,573)
Net cash used in investing activities	(9,149)	(19,160)
Cash flows from financing activities
Stock issuance costs	(5)	(4)
Common stock repurchased	(4,206)	(3,559)
Payments of long-term debt	(115,025)	(27,954)
Payments of revolving credit facility	(24,000)	(56,313)
Proceeds from exercise of stock options	7,798	8,979
Deferred consideration payment	(22,000)	(18,933)
Proceeds from borrowings on long-term debt	115,291	50,000
Proceeds from borrowings on revolving credit facility	14,000	7,000
Debt issuance costs	(3,015)	(1,927)
Common stock purchases under stock repurchase plan	—	(2,081)
Net cash used in financing activities	(31,162)	(44,792)

Effect of exchange rate changes on cash	(200)	(12)
Net increase in cash and cash equivalents	17,957	13,002
Cash, cash equivalents, and restricted cash, beginning of period	16,886	25,773
Cash, cash equivalents, and restricted cash, end of period	$34,843	$38,775
Supplemental cash flow information
Interest paid	$9,821	$8,812
Income taxes paid, net	$1,724	$1,573
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
On June 20, 2018, the Company executed a Merger Agreement with Parker Private Holdings II, LLC subject to certain closing conditions for $25 per share of each common stock issued and outstanding immediately prior to the effective time of the agreement. The agreement provides for a go-shop period of forty-five days and remains in effect until August 5, 2018. A transaction is expected to be consummated in the fourth quarter of 2018.
Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2018, the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and the related notes to the consolidated financial statements are unaudited.

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017, except that certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or excluded as permitted.

In the opinion of management, the unaudited consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2018, the Company’s results of operations and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company's results of operations and cash flows include Donweb.com and Acquisio from the acquisition dates through the respective period end dates.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and bank demand deposit accounts. For purposes of presentation in the
Consolidated Balance Sheets, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short term restricted cash of $0.2 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively is included in other current assets. Long term restricted cash of $4.7 million and $4.6 million as of June 30, 2018 and December 31, 2017, is included in other long-term assets. The restricted cash is primarily to collateralize letters of credit in support of leases.

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
Sales and Marketing Expense
The Company's direct marketing expenses include the costs associated with the online marketing channels used to promote our services and acquire customers. These channels include search marketing, affiliate marketing and partnerships. Sales and marketing costs consist primarily of compensation and related expenses for our sales and marketing staff as well as our customer support staff and allocated occupancy overhead costs. Costs to acquire contracts where the average customer life is greater than one year are deferred and recognized over the average customer life. Sales and marketing expenses also include marketing programs, such as advertising, corporate sponsorships and other corporate events and communications.

Technology and development
Technology and development represents costs associated with creation, development and distribution of our products and websites. Technology and development expenses primarily consist of headcount-related costs associated with the design, development, deployment, testing, operation and enhancement of our products. Also included are costs associated with the data centers and all systems infrastructure costs supporting those products as well as all administrative platforms and allocated occupancy overhead costs.

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

In addition, the Company’s foreign operations include a customer service center, technology center and outbound sales center in Canada and a technology center in Buenos Aires, Argentina. The Company records foreign currency transaction gains and losses, and remeasurement of local currencies of these foreign subsidiaries where the functional currency is different from the local foreign currency in the consolidated statements of comprehensive income.

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

In May 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606), a converged standard on revenue recognition which supersedes previous revenue recognition guidance. Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), allocation of transaction price is based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers the effective date of the new standard by one year, resulting in the new standard being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption as of the original effective date permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, the FASB issued ASU 2016-10, Revenue from

Contracts with Customers: Identifying Performance Obligations and Licensing. Further in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. These standards clarify the guidance in ASU 2014-09 and have the same effective date as the original standard. The Company adopted the standard on January 1, 2018 using a modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures, as permitted under Topic 606. Refer to Note 2, Revenues, for further information on the impact of adoption.
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

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

The Company offers certain integrated online marketing services where the fee charged to the customer includes a media budget (”Pay-Per-Click” or “PPC”). Generally, revenue for PPC services are recognized ratably over the period of service. For these customers, revenue is recognized each time an ad is displayed. For ads placed, the Company evaluates whether it is the principal or agent. Generally, advertising revenues for ads placed are reported on a gross basis, that is, the amounts billed to customers are recorded as revenues, and amounts paid are recorded as costs of revenues. The Company is the principal because it controls the advertising inventory before it is transferred to our customers. The Company's control is evidenced by its ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these.

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

Arrangements with Multiple Performance Obligations

The Company's contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates the contract's transaction price to each distinct performance obligation based upon its best estimate of the standalone selling price of each distinct performance obligation in the contract. The Company generally determines standalone selling prices based on the prices charged to customers when products are purchased separately, as well as on our overall pricing objectives.

Deferred Revenues

For all of the Company’s customers, regardless of the method the Company uses to bill them, subscription revenue is recorded as deferred revenue in the accompanying consolidated balance sheets. The change in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $153.5 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period. Approximately $241.2 million of the deferred revenue balance is expected to amortize into revenue over the next twelve months and the remaining amount included in long-term deferred revenue is expected to substantially amortize into revenue over the next five year period. Payment terms vary by the type of customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

Deferred Costs to Acquire and Fulfill Contracts

Sales commissions earned by the Company's sales force are considered incremental and recoverable costs of acquiring a contract with a customer. Sales commissions for initial contracts where the average customer life is greater than one year are deferred and then amortized on a straight-line basis over the period of benefit with the period of benefit ranging from thirteen months up to 72 months. The Company determined the period of benefit by taking into consideration the average life of our customer contracts including renewals, its technology and other factors. Sales commissions for renewal contracts are deferred as contract assets and classified as either other current or non-current assets and then amortized on a straight-line basis over the remaining benefit period. Costs to acquire contracts included in deferred expenses amounted to approximately $4.7 million at June 30, 2018 and the related amortization thereof is primarily included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Income.

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry. These costs are deferred and amortized over the life of the domain which generally ranges from one to five years. Costs to fulfill contracts included in deferred expenses amounted to approximately $109.9 million at June 30, 2018. Amortization expense is primarily included in cost of revenue, excluding depreciation and amortization.

Total amortization expense was approximately $24.7 million and $49.0 million during the three and six months ended June 30, 2018, respectively. No impairment losses were recognized in the three and six months ended June 30, 2018.

Practical Expedients and Exemptions

The Company expenses sales commissions for those commission plans where the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. Sales and usage-based taxes are excluded from revenues and no amounts have been adjusted for significant financing components if payments are received and the performance obligation is transferred within the year.

The following table disaggregates revenue by major sales channel groupings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Retail	$121,810	$124,469	$242,875	$248,738
Premium Services	45,007	43,486	89,564	86,109
Web.com For Enterprises	19,873	18,776	40,992	37,003
Total Revenues	$186,690	$186,731	$373,431	$371,850

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's Consolidated Statement of Comprehensive Income was as follows (in thousands):

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As Reported	Amounts Without the Adoption of ASC 606	Effect of Change	As Reported	Amounts Without the Adoption of ASC 606	Effect of Change
Sales and marketing	47,643	47,671	(28)	99,223	99,442	(219)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company's Consolidated Balance Sheet was as follows (in thousands):

	As of June 30, 2018
	As Reported	Amounts Without The Adoption of ASC 606	Effect of Change
Assets
Deferred expenses, current	$65,716	$64,236	$1,480
Deferred expenses, noncurrent	48,954	45,927	3,027
Liabilities
Deferred tax liabilities	55,918	54,861	1,057
Equity

Accumulated deficit	$(180,913)	$(184,363)	$3,450

The opening and closing balances of the Company's accounts receivable, contract assets and deferred revenue are as follows (in thousands):

	Accounts Receivable	Deferred Expenses (Including Contract Assets)	Deferred Revenue
Opening Balance as of December 31, 2017	$25,424	109,583	$419,460
(Decrease) Increase, net	(324)	5,087	7,891
Ending balance as of June 30, 2018	$25,100	114,670	$427,351

3. Business Combinations
Acquisition of Acquisio, Inc.
On November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc., a provider of online advertising management. The Company paid approximately $8.7 million from acquisition at closing and an additional $0.6 million through June 30, 2018. Transaction costs associated with the acquisition were not significant.
The Company accounted for the acquisition using the acquisition method as required by ASC 805, Business Combinations. As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed valuations of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring the entity, and the amount is expected to be deductible for income tax purposes.
The following table summarizes the Company's purchase price allocation based on the fair values of the assets acquired and the liabilities assumed (in thousands):

	December 31, 2017	Adjustments to Opening Balance Sheet	June 30, 2018
Tangible current assets	$130	$—	$130
Property plant and equipment	376	—	376
Domain/Trade names	401	—	401
Developed Technology	2,698	—	2,698
Customer relationships	1,908	—	1,908
Other intangible assets	—	635	635
Goodwill	4,264	—	4,264
Current liabilities	(274)	—	(274)
Deferred revenue	(93)	—	(93)
Other long term liabilities	(129)	(635)	(764)
Purchase price consideration	$9,281	$—	$9,281
The customer relationships and developed technology are amortized over four years and ten years, respectively. The domain and trade names are indefinite-lived intangible assets and are not amortized.
Acquisition of DonWeb
On January 31, 2017, the Company acquired 100% of the outstanding shares of DonWeb, a hosting and domain registration company catering to the Spanish-speaking market, located in Rosario, Argentina. The Company paid approximately $8.6 million at closing. The Company may pay the seller additional consideration of up to $2.0 million on January 31, 2021, present valued to $1.7 million as of the acquisition date subject to certain indemnification provisions, for total consideration of $10.3 million In addition, the agreement includes a four-year earnout provision that entitles the seller up to $3.0 million of consideration contingent upon the post-acquisition business performance and employment. Earnout amounts are recorded as compensation expense. Transaction costs associated with the acquisition were not significant.
The Company accounted for the acquisition using the acquisition method as required by ASC 805, Business Combinations. As such, fair values have been assigned to the assets acquired and liabilities assumed and the excess of the total purchase price over the fair value of the net assets acquired is recorded as goodwill. The Company, with the assistance of independent valuation professionals, has also performed valuations of the fair value of certain intangible assets. The goodwill recorded from this acquisition represents business benefits the Company anticipates realizing from acquiring an entity in the Spanish-speaking market, and is not deductible for income tax purposes. In connection with the acquisition, the Company recorded approximately $4.0 million of liabilities arising from pre-acquisition matters that are more likely than not to be sustained upon examination, inclusive of interest and penalties for which the Company is indemnified. The following table summarizes the Company's purchase price allocation based on the fair values of the assets acquired and the liabilities assumed (in thousands):

As of June 30, 2018
Tangible current assets	$1,071
Property plant and equipment	2,344
Domain/Trade names	990
Non-competes	236
Customer relationships	1,720
Other non current assets	2,811
Goodwill	10,568
Current liabilities	(1,738)
Deferred revenue	(1,584)
Other long term liabilities	(6,070)
Purchase price consideration	$10,348
The non-competes and customer relationships are amortized over four years and three years, respectively. The domain and trade names are indefinite-lived intangible assets and are not amortized.
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

During each of the three months ended June 30, 2018 and 2017, 2.9 million share-based awards, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive. During the six months ended June 30, 2018 and 2017, 2.9 million and 2.8 million share-based awards, respectively, have been excluded from the calculation of diluted common shares because including those securities would have been anti-dilutive.

The Company's potentially dilutive shares also include incremental shares issuable upon the conversion of the Company's Senior Convertible Notes due August 15, 2018 ("2018 Notes"). See Note 7, Long-term Debt, for additional information regarding the 2018 Notes. Upon conversion or maturity of the 2018 Notes, the Company may settle the notes with either cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company has adopted a current policy to settle the principal amount in cash and any excess conversion value in shares of its common stock. Because the principal amount of the 2018 Notes will be settled in cash upon conversion, only the conversion spread relating to the 2018 Notes is included in the calculation of diluted net income per common share. When the market price of the Company's stock exceeds the conversion price, as applicable, it will include, in the diluted net income per common share calculation, the effect of the additional shares that may be issued upon conversion using the treasury stock method. There were no incremental common shares from the 2018 Notes that were included in the calculation of diluted shares because the Company's average price of its common stock did not exceed the conversion price during the three and six months ended June 30, 2018 and 2017.
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$6,212	$8,046	$10,790	$14,562

Basic weighted average common shares outstanding	48,007	49,488	47,783	49,283
Dilutive effect of stock options	933	1,352	986	1,322
Dilutive effect of restricted shares	296	346	490	456
Dilutive effect of performance shares	—	—	16	6
Diluted weighted average common shares outstanding	49,236	51,186	49,275	51,067

Net income per basic common share	$0.13	$0.16	0.23	0.30

Net income per diluted common share	$0.13	$0.16	$0.22	$0.29

5. Goodwill and Intangible Assets

In accordance with ASC 350, the Company reviews goodwill and other indefinite-lived intangible asset balances for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or indefinite-lived intangible assets below its carrying amount. As of December 31, 2017, the Company completed its annual impairment test of goodwill and other indefinite-lived intangible assets and determined that there was no impairment. There were no indicators of impairment during the six months ended June 30, 2018.

The following table summarizes changes in the Company’s goodwill balances as required by ASC 350-20 for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively (in thousands):

	June 30, 2018	December 31, 2017
Goodwill balance at beginning of period	$987,956	$974,045
Accumulated impaired goodwill at beginning of period	(102,294)	(102,294)
Goodwill balance at beginning of period, net	$885,662	871,751
Goodwill acquired during the period- DonWeb- Note 3, Business Combinations	—	10,568
Goodwill acquired during the period- Acquisio - Note 3, Business Combinations	—	4,264
Foreign currency translation adjustments	(3,368)	(921)
Goodwill balance at end of period, net *	$882,294	$885,662
* Gross goodwill balances were $984.6 million as of June 30, 2018 and $988.0 million as of December 31, 2017. These include accumulated impairment losses of $102.3 million.

The Company’s intangible assets are summarized as follows (in thousands):

June 30, 2018
Gross Carrying Amount	Accumulated Amortization	Net	Weighted-average Remaining Amortization Period in Years

Indefinite-lived intangible assets:
Domain/Trade names	$160,899	$—	$160,899
Definite-lived intangible assets:
Customer relationships	326,622	(198,749)	127,873	5.1
Developed technology	283,276	(225,443)	57,833	3.8
Other	8,563	(8,452)	111	2.0
Total *	$779,360	$(432,644)	$346,716
* Cumulative foreign currency translation adjustments, reflecting the movement in currencies, decreased total intangible assets by approximately $0.7 million as of June 30, 2018.

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
.
The weighted-average amortization period for the amortizable intangible assets remaining as of June 30, 2018 is approximately 4.7 years. Total amortization expense was $11.9 million and $12.1 million for the three months ended June 30, 2018 and 2017, respectively. Total amortization expense was $24.2 million and $25.0 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the amortization expense for the remainder of the year ended December 31, 2018, and the next five years and thereafter is as follows (in thousands):

2018 (remainder of year)	$21,683
2019	41,659
2020	39,158
2021	38,264
2022	26,667
2023	17,067
Thereafter	1,319
Total	$185,817

6. Related Party Transactions
Effective February 6, 2015, the Company elected Mr. John A. Giuliani to serve on its Board of Directors. Mr. Giuliani serves as President, Chief Executive Officer and Director of Conversant, a subsidiary of Alliance Data Systems Corporation, a personalized digital marketing platform. The Company incurred no significant expense related to services provided by Conversant during the three months and six months ended June 30, 2018. The Company incurred $0.2 million and $0.4 million of expense related to services provided by Conversant during the three months and six months ended June 30, 2017, respectively.

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

On or after August 20, 2016, the Company may redeem for cash any or all of the 2018 Notes, at its option, if the last reported sale price of its common stock exceeds 130% of the applicable conversion price on each applicable trading day, as defined by the indenture. The redemption price will equal 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Holders of the 2018 Notes may also convert their notes at any time prior to May 15, 2018 if the sale price of the Company's common stock exceeds 130% of the applicable conversion price on each applicable trading day as defined by the indenture.

In addition, Holders may also convert their 2018 Notes any time prior to May 15, 2018, (i) if during the five business days after any five consecutive trading day period in which the trading price of the 2018 Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate, (ii) if the Company calls the 2018 Notes for redemption; or (iii) upon the occurrence of specified corporate events. As of May 15, 2018, none of the Holders converted their 2018 Notes.

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

As of June 30, 2018 and December 31, 2017, the carrying value of the debt and equity component was $257.2 million and $47.8 million and $251.0 million and $47.8 million, respectively. The unamortized debt discount of $1.5 million as of June 30,

2018 will be amortized over the remaining life of two months using the effective interest method. The Company has included the carrying value of the debt component of the 2018 Notes as long-term debt based upon its intent and ability to refinance these obligations.

Credit Agreement

On February 11, 2016, the Company entered into an amendment (the "Amendment") to that certain Credit Agreement, dated as of September 9, 2014 (the "Existing Credit Agreement" and as amended by the Amendment, the "Amended Credit Agreement"), by and among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent. On March 9, 2016, the amended Credit Agreement became effective following the completion of the acquisition of Yodle Inc. On May 18, 2017, the Company entered into a second amendment to the Credit Agreement. On April 30, 2018, the Company entered into a third amendment to the Credit Agreement ("Third Amendment").

The Third Amendment to the Credit Agreement provided (i) $400.0 million of five-year secured term loans, replacing and refinancing the $389.7 million of secured term loans outstanding under the Amended Credit Agreement and (ii) increased the revolving credit commitment under the Amended Credit Agreement to $400.0 million from $260.0 million, with a five-year maturity date from the date of the Third Amendment. The Company intends to use the proceeds from future borrowings under the revolving credit facility to pay the 2018 Notes upon maturity.

The Term Loan and loans under the Revolving Credit Facility bear interest at a rate equal to either, at the Company’s option, the LIBOR rate plus an applicable margin initially equal to 1.75% per annum, or the prime lending rate plus an applicable margin equal to 0.75% per annum. The applicable margins for the Term Loan and loans under the Revolving Credit Facility are subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio as of the end of each fiscal quarter. The Company must also pay (i) a commitment fee initially equal to 0.30% per annum on the actual daily amount by which the revolving credit commitment exceeds then-outstanding usage under the Revolving Credit Facility, also subject to reduction or increase based upon the Company’s consolidated first lien net leverage ratio, (ii) a letter of credit fee equal to the applicable margin that applies to LIBOR loans under the Revolving Credit Facility and (iii) a fronting fee of 0.125% per annum, calculated on the daily amount available to be drawn under each letter of credit issued under the Revolving Credit Facility.
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
The aforementioned amendments were principally accounted for as modifications of the Credit Agreement and as a result, $3.0 million and $1.9 million of additional loan origination discounts and bank lender fees were capitalized during the quarters ended June 30, 2018 and June 30, 2017, respectively. A partial loss on extinguishment of debt resulted from a certain bank that chose to substantially reduce their syndication of the Term Loan. As a result, the Company recorded a $0.4 million loss for the portion of the debt that was extinguished. An additional loss on debt extinguishment of $0.1 million resulted from the Company's prepayment of $10.0 million on the Term Loan.
The Company has $398.2 million of available borrowings under the Revolving Credit Facility as of June 30, 2018.
Outstanding long-term debt and the interest rates in effect at June 30, 2018 and December 31, 2017 consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Revolving Credit Facility maturing 2023, based on LIBOR plus 1.75%	$—	$10,000
Term Loan due 2023, 3.84% based on LIBOR plus 1.75%, less unamortized discount of $4,175 at June 30, 2018, effective rate of 3.99%	385,825	385,934
Senior Convertible Notes, maturing 2018, 1.00%, less unamortized discount of $1,528 at June 30, 2018, effective rate of 5.88%	257,222	251,036
Total Outstanding Debt	643,047	646,970
Less: Current Portion of Long-Term Debt	(4,946)	(16,612)

Long-Term Portion	$638,101	$630,358

Debt discount and issuance costs

The Company recorded $3.6 million and $3.4 million of expense from amortizing debt issuance and discount costs during the three months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, $7.2 million and $6.8 million of amortization expense was recorded, respectively.

Total estimated principal payments due for the next five years as of June 30, 2018 are as follows:

Year 1	$5,000
Year 2	20,000
Year 3	20,000
Year 4	20,000
Year 5	583,750
Total principal payments	$648,750

8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2018	December 31, 2017
Foreign currency translation adjustments	$(6,519)	$(4,503)
Total accumulated other comprehensive loss	$(6,519)	$(4,503)

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

The Company has financial assets and liabilities that are not required to be remeasured to fair value on a recurring basis. The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, deferred consideration and accrued expenses approximates fair market value as of June 30, 2018 and December 31, 2017 due to the short maturity of these items. As of June 30, 2018, the fair value and carrying value of the Company’s 2018 Notes totaled $257.1 million and $257.2 million, respectively. As of December 31, 2017, the fair value and carrying value of the Company's 2018 Notes was $255.3 million and $251.0 million, respectively. The fair value of the 2018 Notes, including the equity component, was calculated by taking the quoted market price for the instruments multiplied by the principal amount. This is based on a Level 2 fair value hierarchy calculation obtained from quoted market prices for the Company’s long-term debt instruments that may not be actively traded at each respective period end. The Revolving Credit Facility and Term Loan are variable rate debt instruments indexed to 1-Month LIBOR that resets monthly and the fair value approximates the carrying value as of June 30, 2018 and December 31, 2017. See Note 7, Long-term Debt, for additional information surrounding the amendment.

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

The Company recorded income tax expense of $3.1 million and $6.8 million during the three months ended June 30, 2018 and 2017, and $5.3 million and $12.9 million during the six months ended June 30, 2018 and 2017, respectively, based upon the estimated annual effective tax rates for each year. The estimated annual effective tax rate for 2018 and 2017 reflects the impact of net unfavorable permanent book-tax differences, primarily driven by transaction and stock compensation costs and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the Act and guidance available as of the date of this filing. The effective tax rate for the six months ended June 30, 2018 and 2017 was 33.1% and 47.1%, respectively. The decrease in the effective tax rate was primarily due to the adoption of the Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and the transition tax on our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to tax expense in 2018 when the analysis is complete. The Company recorded a discrete item a benefit of $0.5 million for the six months ended June 30, 2018 after further evaluation of its review of the transition tax. The Company has not provided an estimate for foreign derived intangible income, as it is still in the process of obtaining the requisite information.

11. Commitments and Contingencies

Standby Letters of Credit

The Company utilizes letters of credit to back certain payment obligations relating to its facility operating leases. The Company had approximately $6.7 million in standby letters of credit as of June 30, 2018, $1.8 million of which were issued under the Revolving Credit Facility.

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

From time to time, the Company and its subsidiaries receive inquiries from foreign, federal, state and local regulatory authorities or are named as defendants in various investigations, inquires or legal actions that are incidental to its business and arise out of or are related to claims made in connection with its marketing practices, customer and vendor contracts and employment related disputes. The Company believes that the resolution of these investigations, inquiries or legal actions will not have a material adverse effect on its financial position, marketing practices or results of operations.

Indemnifications

The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of their service as a director or officer, including any action by the Company, arising out of their services as the Company’s director or officer or their services provided to any other company or enterprise at the Company’s request.

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
Performance Shares
During the first six months of 2018 and 2017, the Compensation Committee of the Board of Directors approved the issuance of performance share equity awards. The targeted number of shares under a 100 percent payout scenario for each of the 2018 and 2017 awards granted are 0.2 million shares, earned over the three year vesting periods, with one-third vesting each year. The actual number of shares that may be earned and issued, if any, may range from 0-200% of the target number of shares granted. The range is based upon (1) the number of shares earned based upon the over achievement or under achievement of the financial measures for the annual performance period and (2) the number of shares earned being adjusted higher or lower depending on the performance of the Company's total shareholder return, compared against the Company's peer group.
Compensation expense related to the performance share stock plan for the three months ended June 30, 2018 and 2017 was approximately and $0.4 million and $1.2 million, respectively. Compensation expense for the six months ended June 30, 2018 and 2017 was $1.0 million and $1.9 million respectively. The 2017 tranche of the performance share award resulted in a payout of 71% of the target shares, or approximately 113 thousand shares during the first quarter of 2018. During the six months ended June 30, 2018, approximately 41 thousand shares totaling $0.7 million were withheld by the Company for minimum income tax withholding requirements.
Stock Options

Compensation expense related to the Company’s stock option plans was $1.4 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively. Compensation expense for the six months ended June 30, 2018 and 2017 was $3.1 million and $4.0 million, respectively. During the three months ended June 30, 2018 and 2017, 0.5 million and 0.3 million common shares were issued for options exercised, respectively. During the six months ended June 30, 2018 and 2017, 0.6 million and 0.6 million common shares were issued for options exercised, respectively. During the six months ended June 30, 2018 and 2017, 0.9 million and 1.0 million options were granted, respectively. The weighted-average grant-date fair value of an option granted during the six months ended June 30, 2018 and 2017 was $6.99 and $8.60, respectively.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Below are the ranges of assumptions used in calculating the fair value of options granted during the following periods:

	Six months ended June 30,
	2018			2017
Risk-free interest rate	2.54%	-	2.81%	1.90%	-	1.98%
Dividend yield	N/A			N/A
Expected life (in years)	4.99	-	5.04	5.05	-	5.07
Volatility	41.47%	-	42.36%	43.54%	-	44.67%

 Restricted Stock

Compensation expense related to restricted stock plans for the three months ended June 30, 2018 and 2017, was approximately $3.9 million and $3.0 million, respectively. Compensation expense for the six months ended June 30, 2018 and 2017 was $7.4 million and $5.8 million, respectively. During the six months ended June 30, 2018 and 2017, approximately 0.2 million and 0.2 million shares totaling approximately $3.2 million and $3.1 million, respectively, were withheld by the Company for minimum income tax withholding requirements. During the three months ended June 30, 2018 and 2017, 118 thousand and 136 thousand restricted common shares were granted, respectively. During the six months ended June 30, 2018 and 2017, 0.7 million and 0.9 million restricted common shares were granted, respectively. The weighted-average grant-date fair value of restricted stock granted during the three months ended June 30, 2018 and 2017 was $18.15 and $20.32, respectively. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2018 and 2017 was $22.18 and $20.43, respectively.

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

The aggregate amount remaining available for repurchase under this program was $33.8 million at June 30, 2018. Repurchases under the repurchase programs may take place in the open market or in privately negotiated transactions, including structured and derivative transactions such as accelerated share repurchase transactions, and may be made under a Rule 10b5-1 plan. During the three months and the six months ended June 30, 2018, the Company did not repurchase any common shares. No common shares were repurchased during the three months ended June 30, 2017. During the six months ended June 30, 2017, the Company repurchased approximately 0.1 million common shares for $2.1 million.

13. Restructuring

In March 2018, the Company completed a reorganization of its operations, designed to consolidate operations and rationalize infrastructure. Through this reorganization, the Company eliminated various positions and offered separation agreements to those impacted. During the six months ended June 30, 2018, the Company recognized $2.7 million of pre-tax restructuring charges. Of this amount, $2.0 million was paid during three months ended June 30, 2018. No additional pre-tax restructuring charges were recognized during the three months ended June 30, 2018 and the remaining balance of $0.7 million is expected to be paid in the third quarter of 2018.

During the six months ended June 30, 2017, the Company recorded $0.3 million in connection with severance charges. There were no amounts recorded during the three months ended June 30, 2017.

14. Subsequent Events

Effective July 1, 2018, the functional currency of the Company’s Argentinian DonWeb operations will change to the U.S. dollar (its reporting currency) due to the Company’s determination that Argentina’s economy was highly inflationary at June 30, 2018. As such, non-monetary assets and liabilities will be measured at the historical rate while monetary assets and liabilities will be measured at current rates with foreign exchange gains and losses recorded in the Consolidated Statement of Comprehensive Income. Future fluctuations in foreign exchange rates cannot be reasonably predicted, therefore an estimate of the financial effect of this determination cannot be made.

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

Material Transactions

On June 20, 2018,Web.com Group, Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parker Private Holdings II LLC, a Delaware limited liability company (“Parent”), and Parker Private Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”).

Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”). As a result of the Merger, each share of the Company’s common stock (“Company Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held (1) by the Company, (2) by Parent, Merger Sub or any direct or indirect wholly owned subsidiary of either the Company or Parent or (3) by stockholders of the Company who have validly exercised and perfected their appraisal rights under Delaware law) will be converted at the Effective Time into the right to receive $25.00 in cash, without interest and subject to any required tax withholding.

At the Effective Time, each award of options to purchase shares of Company Stock that is outstanding immediately prior to the Effective Time (a “Company Stock Option Award”), regardless of whether vested or unvested, will be cancelled in exchange for an amount in cash, without interest and less applicable tax withholdings, equal to the product of (i) the excess, if any, of (a) the Merger Consideration over (b) the exercise price per share of Company Stock underlying such Company Stock Option Award multiplied by (ii) the number of shares of Company Stock underlying such Company Stock Option Award. At the Effective Time, each Company Stock Option Award with an exercise price per share of Company Stock underlying such Company Stock Option Award equal to or greater than the Merger Consideration will be canceled and terminated without any cash payment being made in respect thereof.

At the Effective Time, each share of (i) Company Common Stock subject to time-based vesting restrictions (a “Company Restricted Share”) shall fully vest and shall be converted automatically into the right to receive the Merger Consideration and (ii) Company Common Stock subject to performance-based vesting restrictions (a “Company Performance Share”) shall vest (based on assumed achievement of 100% of the target level of performance-based vesting criteria in each and every performance year remaining) and shall be converted automatically into the right to receive the Merger Consideration.

At the Effective Time, each award of restricted stock units covering shares of Company Stock (a “Company RSU Award”), regardless of whether vested or unvested, will be cancelled in exchange for an amount in cash (without interest and subject to applicable tax withholdings), equal to the product of (i) the Merger Consideration multiplied by (ii) the number of shares of Company Stock underlying such Company RSU Award.

As of June 18, 2018, the Company had basic shares outstanding, inclusive of restricted share awards, of 49,778,916; restricted stock units of 226,438; performance share units of 385,001 and net common shares resulting from the exercise of in the money options at $25 per share of 1,738,871.

Parent and Merger Sub have provided customary equity commitment letters from investment funds affiliated with Siris Capital Group, LLC and have also obtained secured committed debt financing from Morgan Stanley Co. LLC, RBC Capital Markets and Macquarie Capital, which, combined with the cash on hand of the Company, will enable Parent and Merger Sub to consummate the Merger, to refinance any indebtedness required to be refinanced in connection with the consummation of the Merger and to pay all related fees and expenses. The Merger is not subject to a financing condition.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) any applicable waiting period imposed by foreign antitrust laws, and (iv) approval by the Company’s stockholders of the Merger (the “Company Stockholder Approval”).

Under the Merger Agreement, the Company has certain rights to facilitate competing acquisition proposals from the date of the Merger Agreement until August 5, 2018. During the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York time on August 5, 2018 (the “Go-Shop Period”), the Company may solicit, initiate, encourage and facilitate any competing acquisition proposal from third parties, participate in discussions and negotiations with such third parties regarding such competing acquisition proposals and provide nonpublic information to such third parties pursuant to an Acceptable Confidentiality Agreement (as defined in the Merger Agreement) with each such third party. Following expiration of the Go-Shop Period and until the earlier of the Effective Time of the Merger or termination of the Merger Agreement in accordance with its terms, the Company will be subject to customary “no-shop” restrictions on its ability to solicit, initiate, encourage and facilitate any competing acquisition proposals from third parties, participate in discussions and negotiations with such third parties regarding such competing acquisition proposals and provide nonpublic information to such third parties pursuant to an Acceptable Confidentiality Agreement with each such third party, except that the Company may continue solicitation of, or discussions or negotiations with, third parties engaged by the Company during the Go-Shop Period with whom a written acquisition proposal remains pending as of and following the expiration of the Go-Shop Period and which acquisition proposal the Company’s Board of Directors (the “Board”) determines in good faith, after consultation with outside counsel and its financial advisors, constitutes or could reasonably be expected to result in a Superior Proposal (as defined in the Merger Agreement) (each such third party, an “Excluded Party”). Following expiration of the Go-Shop Period, the Company is not permitted to solicit competing acquisition proposals from third parties or take certain other actions, provided that before the Company has obtained the Company Stockholder Approval, if the Company receives a written acquisition proposal from a third party, the Company may furnish information and provide access to such third party and participate in discussions or negotiations with such third party, subject to (i) the Board first determining in good faith (a) after consultation with its outside legal counsel, that the failure to take such action would be inconsistent with the directors’ fiduciary duties under applicable law and (b) after consultation with its financial advisor and outside legal counsel, that such proposal either constitutes, or could reasonably be expected to result in a Superior Proposal, and (ii) if the Company will provide nonpublic information, the Company provides any such nonpublic information to such third party pursuant to an Acceptable Confidentiality Agreement.

Prior to the Company obtaining the Company Stockholder Approval, the no-shop restrictions above are subject to a “fiduciary out” provision, which permits the Board, subject to the Company’s compliance with certain obligations described below, to change its recommendation to the Company’s stockholders regarding the Merger in connection with certain intervening events, or authorize or adopt an alternative acquisition agreement with respect to a competing acquisition proposal from a third party (each such action, a “Change in Company Board Recommendation”). With respect to certain Changes in Company Board Recommendation, the Board may take any such actions with respect to a competing acquisition proposal from a third party if the Board determines in good faith (after consultation with its financial advisor and outside legal counsel) that such proposal constitutes a Superior Proposal and that the failure to take such action would be inconsistent with the directors’ fiduciary duties under applicable law. The Company would be permitted to enter an alternative acquisition agreement with respect to such Superior Proposal only if it terminated the Merger Agreement and paid certain fees owed to Parent as described further below. However, before the Board may make any Change in Company Board Recommendation or the Company may terminate the Merger Agreement in light of a Superior Proposal, the Company must comply with certain notice obligations with respect to Parent and negotiate with Parent in good faith to adjust the terms of the Merger Agreement and related documents as would permit the Board to determine that such Superior Proposal no longer constitutes a Superior Proposal.

The Merger Agreement contains certain termination rights for the Company and Parent. The Merger Agreement can be terminated by either Parent or the Company if (i) the Merger is not consummated on or before December 20, 2018 (the “Outside Date”), (ii) the Merger becomes subject to a final, non-appealable law or order restraining, enjoining, rendering illegal or otherwise prohibiting the Merger, or (iii) the Company Stockholder Approval is not obtained following a vote of stockholders taken thereon. In addition, the Merger Agreement includes the following termination rights:

•
If the Merger Agreement is terminated by either Parent or the Company in connection with the Company’s entry into a definitive agreement with respect to a Superior Proposal with an Excluded Party and such agreement is entered into by the Company no later than five business days following the end of the Go-Shop Period, then the Company will be required to pay Parent a termination fee equal to $13.0 million;

•
If the Merger Agreement is terminated (i) by Parent because the Board effects a Change in Company Board Recommendation, the Company fails to recommend the Merger and approval of the Merger Agreement by the stockholders of the Company, the Company enters into an agreement with respect to an alternative Acquisition Proposal, the Company fails to reject a third party tender offer to acquire the Company’s securities within ten business days of its commencement; or the Company materially breaches certain of its covenants under the Merger Agreement relating to the no-shop restrictions or regarding the stockholders meeting to approve the Merger; or (ii) by the Company in connection with the Company’s entry into a definitive agreement with respect to a Superior Proposal with an Excluded Party and such agreement is entered into by the Company more than five business days following the end of the Go-Shop Period, then the Company will be required to pay Parent a termination fee equal to $39.1 million;

•
If the Merger Agreement is terminated by the Company (i) because Parent or Acquisition Sub have breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period or (ii) because Parent has failed to consummate the Merger pursuant to the Merger Agreement notwithstanding the satisfaction or waiver of the conditions to Parent’s and Merger Sub’s obligations to do so and certain notice of such failure from the Company to Parent, then Parent will be required to pay the Company a reverse termination fee equal to $78.2 million.

The Merger Agreement is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 21, 2018.

Acquisitions

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
On November 1, 2017, the Company acquired certain assets and liabilities of Acquisio, Inc., a provider of online advertising management. The Company paid approximately $8.7 million from acquisition closing through December 31, 2017 and an additional $0.6 million, through June 30, 2018. Transaction costs associated with the acquisition were not significant.
See Note 3, Business Combinations, for additional information surrounding the acquisitions.
Key Business Metrics

Management periodically reviews certain key business metrics to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include:

Average Revenue per User (Subscriber)

Monthly average revenue per user, or ARPU, is a metric we measure on a quarterly basis. We define ARPU as quarterly non-GAAP subscription revenue divided by the average of the number of subscribers at the beginning of the quarter and the number of subscribers at the end of the quarter, divided by the measurement period in months. We exclude from subscription revenue the impact of the fair value adjustments to deferred revenue resulting from acquisition-related write downs. The fair market value adjustments were $1.2 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively. The fair market value adjustments were $2.2 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. ARPU is the key metric that allows management to evaluate the impact on monthly revenue from product pricing, product sales mix trends, and up-sell/cross-sell effectiveness.

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

Results of Operations

Comparison of the results for the three months ended June 30, 2018 to the three months ended June 30, 2017

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

The following table sets forth our key business metrics:

	Three months ended June 30,
	2018	2017
	(unaudited)
Ending Subscribers as of June 30,	3,280,000	3,490,000
Net subscriber reductions	(69,000)	(12,000)
Average revenue per user (monthly)	$18.70	$17.72

Subscriber counts decreased by approximately 69,000 subscribers during the three months ended June 30, 2018, as compared to a decrease of approximately 12,000 subscribers during the three months ended June 30, 2017. The decline in subscriber counts was in part driven by a shift in our sales strategy towards higher ARPU services, which results in lower new customer additions. Our rolling twelve month retention rate as of June 30, 2018 increased to 86.1% compared to 84.4% during the same prior year period. The improvement in our retention rate is due to an overall strategy to improve customer retention. During the three months ended June 30, 2018, we continued to make progress positioning our product portfolio and aligning our sales channels to improve customer satisfaction and ultimately retention.

Revenue

	Three months ended June 30,
	2018	2017
	(unaudited, in thousands)
Revenue:
Subscription	$184,757	$184,511
Professional services and other	1,933	2,220
Total revenue	$186,690	$186,731

Total revenue of $186.7 million in the three months ended June 30, 2018 was essentially the same compared to the three months ended June 30, 2017 as revenue increases from platform, online marketing services and vertical market solutions were offset by lower Do-It-For-Me ("DIFM") and Do-It-Yourself ("DIY") web services revenues. Total revenue for the respective 2018 and 2017 periods includes $1.2 million and $1.3 million of unfavorable impact resulting from amortizing acquisition-related deferred revenue fair value adjustments previously recorded.

Subscription Revenue. Subscription revenue increased during the three months ended June 30, 2018, to $184.8 million from $184.5 million during the three months ended June 30, 2017. The increase is primarily due to drivers mentioned above.

Professional Services and Other Revenue. Professional services revenue of $1.9 million was 13% lower in the three months ended June 30, 2018 down from $2.2 million for the three months ended June 30, 2017. The slight decrease was principally driven by a lower volume of custom design professional services.

The following table disaggregates our revenue by major sales channel groupings (in thousands):

	Three months ended June 30,
	2018	2017
	(unaudited, in thousands)
Retail	$121,810	$124,469
Premium Services	45,007	43,486
Web.com for Enterprise	19,873	18,776
Total Revenues	$186,690	$186,731

Retail. Retail revenue decreased $2.7 million to $121.8 million in the three months ended June 30, 2018 from $124.5 million in the three months ended June 30, 2017, primarily as a result of lower DIFM and DIY web services revenues and custom design services stemming from the Company's lower marketing investments.

Premium Services. Premium services revenue of $45.0 million for the three months ended June 30, 2018 increased $1.5 million from the three months ended June 30, 2017 primarily as a result of higher online marketing and vertical market solutions (TorchX and Lighthouse) revenues, partially offset by lower legacy website revenues.

Web.com for Enterprise. Web.com for Enterprise revenue increased $1.1 million in the three months ended June 30, 2018 over the three months ended June 30, 2017, driven by an increase in platform revenues.

Cost of Revenue and Operating Expenses

	Three months ended June 30,
	2018	2017
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$61,304	$58,527
Sales and marketing	47,643	49,230
Technology and development	17,157	17,323
General and administrative	24,741	21,252
Asset impairment	193	—
Depreciation and amortization	17,475	17,401
Total cost of revenue and operating expenses	$168,513	$163,733

Cost of Revenue. Cost of revenue increased $2.8 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was due to traffic acquisition costs and domain related expenses, partially offset by a decrease in online marketing expenses. In addition, the inclusion of operating costs from the acquisition of Acquisio contributed to the increase in cost of revenue during the three months ended June 30, 2018 compared to the same prior year period.

Sales and Marketing Expenses. Sales and marketing expenses decreased 3% or $1.6 million to $47.6 million, or 26% of total revenue, from $49.2 million, or 26% of revenue, for the comparable prior year period. The decline of $1.6 million was primarily due to lower marketing expenses of $1.3 million and lower salaries and benefits of $0.3 million.

Technology and Development Expenses. Technology and development expenses of $17.2 million, or 9% of total revenue, decreased by $0.2 million during the three months ended June 30, 2018 from $17.3 million, or 9% of total revenue during the three months ended June 30, 2017. The decrease was driven by lower salaries and benefits of $0.8 million and lower facilities expense of $0.3 million partially offset by higher development costs of $0.9 million.

General and Administrative Expenses. General and administrative expenses increased $3.5 million to $24.7 million, or 13% of total revenue, during the three months ended June 30, 2018, as compared to $21.3 million, or 11% of total revenue during the three months ended June 30, 2017. The increase was due to $4.0 million of higher corporate development expenses related to the Merger Agreement as well as $0.6 million of higher incentive-based benefits during the second quarter ended June 30, 2018 when compared to the same prior year period. Partly offsetting these increases was a $1.0 million decline in legal fees.

Depreciation and Amortization Expense. Depreciation and amortization expense of $17.5 million for the three months ended June 30, 2018 was essentially flat compared to $17.4 million for the three months ended June 30, 2017.

Interest Expense, net. Net interest expense totaled $8.3 million and $8.1 million for the three months ended June 30, 2018 and 2017, respectively. Included in the interest expense for each of the three months ended June 30, 2018 and 2017, respectively, was $3.6 million and $3.7 million, primarily from amortizing deferred financing fees and loan origination discounts. Loan interest expense, excluding amortization, increased $0.3 million during the second quarter ended June 30, 2018, compared to the second quarter of 2017, primarily due to higher average LIBOR interest rates on the Term Loan during the three months ended June 30, 2018.

Income Tax Expense. We recorded income tax expense of $3.1 million and $6.8 million during the three months ended June 30, 2018 and 2017, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2018 and 2017 reflects the impact of net unfavorable permanent book-tax differences primarily driven by transaction and stock compensation costs and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

Comparison of the results for the six months ended June 30, 2018 to the six months ended June 30, 2017.

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

Revenue

	Six months ended June 30,
	2018	2017
	(unaudited, in thousands)
Revenue:
Subscription	$369,653	$367,859
Professional services and other	3,778	3,991
Total revenue	$373,431	$371,850

Total revenue increased to $373.4 million for the six months ended June 30, 2018 from $371.9 million for the six months ended June 30, 2017. Total revenue includes $2.2 million and $3.0 million of unfavorable impact resulting from amortizing into revenue, deferred revenue that was recorded at fair value on the respective acquisition dates, during the six months ended June 30, 2018 and 2017, respectively. The unfavorable impact decreased $0.8 million during the six months ended June 30, 2018 compared to the same prior period. The remaining $0.8 million increase in revenue during the six months ended June 30, 2018, was driven principally from platform, online marketing, domain registration and premium domain name sales revenues, partially offset by lower DIFM and professional services revenues.

Subscription Revenue. Subscription revenue increased during the six months ended June 30, 2018, to $369.7 million from $367.9 million during the six months ended June 30, 2017. The increase was due to the drivers discussed above.

Professional Services and Other Revenue. Professional services revenue decreased 5% to $3.8 million for the six months ended June 30, 2018 from $4.0 million for the six months ended June 30, 2017. The decrease was principally driven by a lower volume of custom design professional services.

The following table disaggregates our revenue by major sales channel groupings (in thousands):

Six months ended June 30,
2018	2017

	(unaudited, in thousands)
Retail	$242,875	$248,738
Premium Services	89,564	86,109
Web.com for Enterprise	40,992	37,003
Total Revenues	$373,431	$371,850

Retail. Retail revenue decreased $5.9 million to $242.9 million in the six months ended June 30, 2018 from $248.7 million in the six months ended June 30, 2017, primarily as a result of lower website revenue, including DIFM, DIY, and hosting, as well as lower professional services revenues, stemming from the Company's lower marketing investments. These decreases were partially offset by higher domain registrations, premium domain name sales, and security services revenue.

Premium Services. Premium services revenue of $89.6 million increased $3.5 million in the six months ended June 30, 2018 from $86.1 million in the six months ended June 30, 2017 primarily as a result of higher online marketing and professional services revenue.

Web.com for Enterprise. Web.com for Enterprise revenue increased $4.0 million in the six months ended June 30, 2018 over the six months ended June 30, 2017 driven by an increase in platform revenues.

Cost of Revenue and Operating Expenses

	Six months ended June 30,
	2018	2017
	(unaudited, in thousands)
Cost of Revenue and Operating Expenses:
Cost of revenue	$124,018	$116,450
Sales and marketing	99,223	100,141
Technology and development	37,158	34,324
General and administrative	41,345	41,108
Restructuring expense	2,703	312
Asset impairment	286	143
Depreciation and amortization	34,989	35,834
Total cost of revenue and operating expenses	$339,722	$328,312

Cost of Revenue. Cost of revenue increased 6% or $7.6 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was primarily the result of higher traffic acquisition costs of $5.3 million, higher domain related costs and commissions of $3.4 million, increased software related services of $0.6 million as well as the inclusion of operating costs from the Acquisio acquisition. These increases were partially offset by $2.6 million of costs related to online marketing products.

Sales and Marketing Expenses. Sales and marketing expenses decreased 1% to $99.2 million, or 27% of total revenue, during the six months ended June 30, 2018 from $100.1 million, or 27% of revenue, during the six months ended June 30, 2017. Sales and marketing expenses decreased year over year due to lower marketing expenses as we continued to focus on reducing these costs and lower software expenses partially offset by higher salary and benefit costs.

Technology and Development Expenses. Technology and development expenses of $37.2 million, or 10% of total revenue, increased by $2.8 million during the six months ended June 30, 2018, from $34.3 million, or 9% of total revenue during the six months ended June 30, 2017. The increase in technology and development expense is principally driven by $1.4 million of higher software and security costs, higher salaries and benefits of $1.2 million as well as the inclusion of operating costs from the Acquisio acquisition. These additional costs were partially offset by lower facilities costs.

General and Administrative Expenses. General and administrative expenses increased $0.2 million to $41.3 million, or 11% of total revenue, during the six months ended June 30, 2018, as compared to $41.1 million, or 11% of total revenue during the six months ended June 30, 2017. The increase was due to higher corporate development expenses related to the Merger Agreement, offset by lower salaries and benefit costs.

Restructuring Expense. For the six months ended June 30, 2018 and 2017, Restructuring expense was $2.7 million and $0.3 million, respectively. In the first quarter of 2018, the Company recorded a $2.7 million pre-tax restructuring charge stemming from the reorganization of Company operations, designed to consolidate and rationalize infrastructure. In the first quarter of 2017, the Company recorded a $0.3 million charge in connection with certain severance costs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.8 million to $35.0 million during the six months ended June 30, 2018 from $35.8 million during the six months ended June 30, 2017. The decline was entirely the result of lower amortization as certain intangible assets became fully amortized.

Interest Expense, net. Net interest expense amounted to $17.1 million and $16.0 million for the six months ended June 30, 2018 and 2017, respectively. Included in the interest expense for each of the six months ended June 30, 2018 and 2017, is $7.4 million, primarily from amortizing deferred financing fees and loan origination discounts. Loan interest expense, excluding amortization, increased $1.1 million during the six months ended June 30, 2018, compared to the six months ended 2017, primarily due to higher average LIBOR interest rates on the Term Loan.

Income Tax Expense. We recorded income tax expense of $5.3 million and $12.9 million during the six months ended June 30, 2018 and 2017, respectively, based upon our estimated annual effective tax rates for each year. Our estimated annual effective tax rate for 2018 and 2017 reflects the impact of net unfavorable permanent book-tax differences primarily driven by transaction and stock compensation costs and an increase in the projected year-end valuation allowance related to certain state and foreign deferred tax assets.

Outlook. Due to the previously announced transaction with Siris Capital, the Company is not providing an outlook. The Company's previously issued guidance should no longer be relied upon.

Liquidity and Capital Resources

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30, (in thousands):

	Six months ended June 30,
	2018	2017
	(unaudited, in thousands)
Net cash provided by operating activities	$58,468	$76,966
Net cash used in investing activities	(9,149)	(19,160)
Net cash used in financing activities	(31,162)	(44,792)
Effect of exchange rate changes on cash	(200)	(12)
Net increase in cash and cash equivalents	$17,957	$13,002

Cash Flows

At June 30, 2018, we had $29.9 million of cash and cash equivalents and $156.8 million in negative working capital, as compared to $12.0 million of cash and cash equivalents and $219.9 million in negative working capital at December 31, 2017. The majority of the negative working capital continues to be due to significant balances of deferred revenue, partially offset by deferred expenses, which is amortized to revenue or expense rather than settled with cash. Negative working capital in the six months ended June 30, 2018 was favorably impacted by a reduction of $22.0 million in deferred consideration and the current portion of long-term debt decreased by $11.7 million compared to the same period ended June 30, 2017. We have included the 2018 Notes as long-term debt based upon our intent and ability to refinance these obligations. We expect cash generated from operating activities and available borrowing capacity on our Revolving Credit Facility to be more than sufficient to meet our future working capital and debt servicing requirements.

Net cash provided by operating activities for the six months ended June 30, 2018 decreased $18.5 million to $58.5 million, partially attributable to $4.4 million paid for the purchase of domain name inventory, $3.0 million paid for fees associated with the Merger Agreement, $2.0 million in restructuring related severance payments, and fees paid of approximately $1.3 million in association with the amendment to the Credit Agreement as described in Note 7, Long-Term Debt during the six months ended June 30, 2018.

Net cash used in investing activities during the six months ended June 30, 2018 was $9.1 million, as compared to $19.2 million in the six months ended June 30, 2017. The decrease from prior year is a result of the payment of $8.6 million for 100% of the outstanding shares of DonWeb.com and during the six months ended June 30, 2017.

Net cash used in financing activities during the six months ended June 30, 2018 of $31.2 million was $13.6 million lower than the $44.8 million during the six months ended June 30, 2017. The six month period ended June 2018 reflected $9.7 million, or a decrease of $17.3 million, in repayments of long-term debt and the revolving credit facility, net of borrowings associated with amendments to the Credit Agreement, as compared to $27.3 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, a $22.0 million deferred consideration payment was made to the sellers of Yodle, which was $3.1 million higher than the $18.9 million payment made during the six months ended June 30, 2017. During the six months ended June 30, 2018, no common stock was repurchased in connection with the stock repurchase program, as compared to repurchases of 0.1 million common shares totaling $2.1 million for the six months ended June 30, 2017. Proceeds received from the exercise of stock options decreased by $1.2 million to $7.8 million in the six months ended June 30, 2018 when compared to the same prior year period. Approximately $4.2 million and $3.6 million of cash was used to pay employee minimum tax withholding requirements in lieu of receiving common shares during the six months ended June 30, 2018 and 2017, respectively. The six months ended June 30, 2018 and 2017 included payments of $3.0 million and $1.9 million for loan origination and lender fees, in connection with the respective April 2018 and May 2017 amendments to the Credit Agreement, respectively.

Debt Covenants

The Third Amendment to the Credit Agreement dated April 30, 2018 continues to require that we not exceed a maximum first lien net leverage ratio and that we maintain a minimum consolidated cash interest expense to consolidated EBITDA coverage ratio as set forth in the table below. The first lien net leverage ratio is defined as the total of the outstanding consolidated first lien debt minus up to $50.0 million of unrestricted cash and cash equivalents, divided by consolidated EBITDA. The consolidated interest coverage ratio is defined as consolidated EBITDA divided by consolidated cash interest expense. Consolidated EBITDA is defined as consolidated net income before (among other things) interest expense, income tax expense, depreciation and amortization, impairment charges, restructuring costs, changes in deferred revenue and deferred expenses, stock-based compensation expense, non-cash losses, acquisition-related costs and includes the benefit of annualized synergies as a result of business acquisitions.

Outstanding debt as of June 30, 2018 for purposes of the First Lien Net Leverage Ratio was approximately $360.1 million. The covenant calculations as of June 30, 2018 on a trailing 12-month basis are as follows:

Covenant Description	Covenant Requirement as of June 30, 2018	Ratio at June 30, 2018	Favorable
Consolidated Net Debt to EBITDA	Not greater than 4.00	1.91	2.09
Consolidated Interest Coverage Ratio	Greater than 2.00	8.73	6.73

In addition to the financial covenants listed above, the credit agreement includes customary covenants that limit (among other things) the incurrence of debt, the disposition of assets, and making of certain payments. Substantially all of our tangible and intangible assets collateralize the long-term debt as required by the credit agreement.

Stock Repurchase Plan

On November 5, 2014, our Board of Directors authorized a plan for the repurchase of up to $100.0 million of our outstanding common shares through December 31, 2016. In October 2016, our Board of Directors approved an increase in our current stock repurchase plan by $100.0 million and extended the expiration date of the outstanding available shares to December 31, 2018. As of June 30, 2018, there was $33.8 million available for repurchase under this program and no amounts were repurchased during the six months ended June 30, 2018.

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
Relative to each of the non-GAAP measures Web.com presents, management further sets forth its rationale as follows:

•
Non-GAAP Revenue. Web.com excludes from non-GAAP revenue the impact of the fair value adjustments to amortized deferred revenue because management believes that excluding such measure helps management and investors better understand the Company's revenue trends.

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

In respect of the foregoing, Web.com provides the following supplemental information to provide additional context for the use and consideration of the non-GAAP financial measures used in this quarterly report Form 10-Q:

•
Fair value adjustments to deferred revenue. Web.com has recorded fair value adjustments to acquired deferred revenue in accordance with ASC 805-10-65. Web.com excludes the impact of these adjustments from its non-GAAP revenue measures, because doing so results in non-GAAP revenue which is more reflective of ongoing operating results and more comparable to historical operating results, since the majority of the Company's revenue is recurring subscription revenue. Excluding the fair value adjustments to deferred revenue facilitates management's internal comparisons to Web.com's historical operating results.

Web.com Group, Inc.
Reconciliations of GAAP to Non-GAAP Results
(in thousands, except for per share data)
(unaudited)
	Three months ended June 30,
	2018	2017
Reconciliation of GAAP revenue to non-GAAP subscription revenue used in ARPU
GAAP revenue	$186,690	$186,731

Fair value adjustments to deferred revenue	1,153	1,328
Non-GAAP revenue	$187,843	$188,059
Professional services and other revenue	(1,933)	(2,220)
Non-GAAP subscription revenue used in ARPU	$185,910	$185,839
Average subscribers (in thousands)	3,314	3,497
ARPU (Non-GAAP subscription revenue per subscriber over 3 month period)	$18.70	$17.72

Contractual Obligations and Commitments
 We have no material changes outside the ordinary course of business to the Contractual Obligations table as presented in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls Over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The risks relating to our business and industry, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018, are set forth below and except for the new risks relating to the Agreement and Plan of Merger (the “Merger Agreement”) that the Company entered into with Parker Private Holdings II LLC, a Delaware limited liability company (“Parent”), and Parker Private Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation (the “Surviving Corporation”), have not materially changed.

If the proposed Merger is not completed, our business could be materially and adversely affected and our stock price could decline.

On June 20, 2018, we entered into the Merger Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, a wholly-owned, indirect subsidiary of Parent, Parker Private Merger Sub, Inc., a Delaware corporation, would merge with and into us, with us continuing on as the surviving entity and a wholly-owned, indirect subsidiary of Parent. The Merger is subject to closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock. Therefore, the Merger may not be completed or may not be completed as quickly as expected. If the Merger Agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the Merger will be completed. For example, on June 19, 2018, the last full trading day prior to the public announcement of the proposed Merger, Web.com common stock closed at $23.65 per share, and on the next trading day, following the announcement of our entering into the Merger Agreement, our stock price increased to a closing price of $25.85 per share. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger that will not be recovered if the Merger is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Parent a termination fee equal to $13.0 million if the Company enters into a definitive agreement relating to a Superior Proposal with an Excluded Party not later than five business days following the end of the Go-Shop Period or a termination fee in certain other cases equal to $39.1 million after the Go-Shop Period.  As a consequence of the failure of the Merger to be completed, as well as of some or all of these potential effects of the termination of the Merger Agreement, our business could be materially and adversely affected.

The fact that there is a Merger pending could have an adverse effect on our business, revenue and results of operations.
While the Merger is pending, it creates uncertainty about our future. While the Merger is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;

•	the fact that we have incurred and will continue to incur significant expenses related to the Merger;

•
the fact that, pursuant to the Merger Agreement, we must generally conduct our business in the ordinary course and we are subject to a variety of other restrictions on the conduct of our business prior to the closing of the Merger or termination of the Merger Agreement; and

•	the fact that we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.
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

As of June 30, 2018, we had $390.0 million of aggregate principal amount of our Term Loan (defined in Note 7, Long-Term Debt) and $258.8 million aggregate principal amount of 1.00% Senior Convertible Notes due August 15, 2018 ("2018 Notes") outstanding. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could harm our business, financial condition and results of operations. We may also choose to use cash flow from operations to repurchase shares of our common stock which would otherwise be available to pay down long-term debt.

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

We were profitable for the years ended December 31, 2017, 2016 and 2015 and the three and six months ended June 30, 2018 and 2017, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future.
We were profitable for the years ended December 31, 2017, 2016 and 2015 and the three and six months ended June 30, 2018 and 2017, but we were not profitable for the years ended December 31, 2014, and 2013 and we may not be profitable in the future. As of June 30, 2018, we had an accumulated deficit of approximately $180.9 million. We expect that our expenses relating to the sale and marketing of our web services, technology improvements and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will remain consistent as a percentage of revenue. Accordingly, we may need to maintain or increase our revenue levels to be able to continue to maintain profitability. We may not be able to reduce in a timely manner or maintain our expenses in response to any decrease in our revenue, and our failure to do so would adversely affect our operating results and our level of profitability.
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

We collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. We are subject to a variety of laws and regulations governing privacy and data security imposed by federal and state laws, as well as many other countries where we offer our software and services. Many federal, state, and foreign government bodies and agencies, including the Federal Trade Commission ("FTC"), Federal Communications Commission ("FCC"), and state and local agencies, and the European Union. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, processing, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data.

On April 27, 2016, the European Union ("EU") adopted the General Data Protection Regulation 2016/679, or GDPR, which became effective on May 25, 2018, replacing existing data protection laws of each EU member state. The GDPR applies to any company established in the EU as well as to those outside the EU if they process the personal data of EU data subjects, including payment card information, and the processing activities are related to either (1) the offering goods or services (whether or not a payment by the data subject is required) to such data subjects or (2) the monitoring of their behavior as far as such behavior takes place within the EU. The GDPR enhances data protection obligations for processors and controllers of personal data of EU data subjects, including, for example, by requiring expanded disclosures about how personal information is to be used, imposing limitations on retention of such information, requiring mandatory notification to the relevant supervisory authority, and in some cases to the data subject, of data breaches, and requiring that data controllers enter into written contracts imposing new obligations on service providers to which such information is disclosed. The GDPR significantly increases the level of sanctions for non-compliance from those in prior EU data protection laws. EU data protection authorities have the power to impose administrative fines for violations of the GDPR up to a maximum of €20 million or 4% of the data controller’s or data processor’s total worldwide global turnover for the preceding financial year, whichever is higher, and violations of the GDPR may also lead to damages claims by data controllers or data subjects. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European Economic Area residents.

If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase, and our business, operating results and financial condition could be harmed.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Repurchases of Equity Securities
There were no share repurchases during the three months ended June 30, 2018. Cumulative repurchases of 7.9 million common shares totaling $166.2 million have been made since we announced our stock repurchase program on November 5, 2014, which authorized the repurchase of up to an aggregate of $100 million of our outstanding shares of common stock from time to time. This program, according to its terms, was scheduled to expire on December 31, 2016. In October 2016, the Company's Board of Directors authorized that the share repurchase program of the Company's outstanding securities be extended through December 31, 2018 and be increased by an additional $100.0 million. Repurchases under the programs may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. The approximate dollar value of shares that may yet be purchased under the program is $33.8 million.

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
2.6
Agreement and Plan of Merger dated June 20, 2018, by and among the Company, Parker Private Holdings II LLC, a Delaware limited liability company, and Parker Private Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Parent. (3)

3.1	Amended and Restated Certificate of Incorporation of Web.com Group, Inc. (4)
3.2	Amended and Restated Bylaws of Web.com Group, Inc. (5)
3.3	Certificate of Ownership and Merger of Registration (6)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate. (7)
4.3	Indenture dated August 14, 2013 between the Company and Wells Fargo Bank, National Association, as Trustee. (8)
4.4	First Supplemental Indenture, dated August 14, 2013, between the Company and Wells Fargo Bank, National Association, as Trustee (including the form of 1.00% Senior Convertible Notes due 2018). (9)
10.1
Amendment to Credit Agreement, dated as of February 11, 2016, by and among the Company, the guarantor's party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (10)

10.2	Amendment to Credit Agreement, dated as of May 18, 2017, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (11)

10.3
Amendment to Credit Agreement, dated as of April 30, 2018, by and among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lender's party thereto. (12)

31.1	Chief Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Chief Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1
Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350). (13)

EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* The XBRL information is being furnished with this Form 10-Q, not filed
________________________

(1)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on February 17, 2016, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on March 11, 2016, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on June 21, 2018, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-124349), filed with the SEC on April 27, 2005, as amended, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on June 21, 2018, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Registrant’s current report on Form 8-K (000-51595), filed with the SEC on October 30, 2008, and incorporated herein by reference

(8)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant's current annual report on Form 10-K (000-51595), filed with the SEC on August 14, 2013, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant's annual report on Form 1-K (000-51595), filed with the SEC on February 16, 2016, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q (000-51595), filed with the SEC on August 4, 2017 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant's current report on Form 8-K (000-51595), filed with the SEC on May 3, 2018, and incorporated herein by reference

(13)
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

Web.com Group, Inc.
(Registrant)

July 31, 2018	/s/ Jennifer L. Lada
Date	Jennifer L. Lada Chief Financial Officer (Principal Financial and Accounting Officer)